Form 10-Q
period 2014-09-30
Wayfair Inc.
filed 2014-11-14
CIK 1616707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-36666

Wayfair Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4791999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 Copley Place, 7th Floor, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(617) 532-6100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of October 7, 2014, there were 12,650,000 shares of the registrant’s Class A common stock, par value $0.001 per share, and 70,265,213 shares of the registrant’s Class B common stock, par value $0.001 per share, outstanding.

WAYFAIR INC.

FORM 10-Q

EXPLANATORY NOTE

The financial statements and other disclosures contained in this Quarterly Report on 10-Q are those of Wayfair LLC, which is a wholly-owned subsidiary of Wayfair Inc., the Corporation, which is the registrant. Prior to the effectiveness of the Corporation’s registration statement on Form S-1 related to its initial public offering in October 2014, Wayfair LLC was the principal operating entity. In connection with the initial public offering of the Corporation, Wayfair LLC completed an internal restructuring pursuant to which Wayfair LLC became a wholly-owned subsidiary of the Corporation, and the holders of equity interests in Wayfair LLC became stockholders of the Corporation. Because the internal restructuring was not completed as of September 30, 2014 and the Corporation had no substantial assets or activities (other than activities relating to its formation and initial public offering) as of such time, the Corporation believes it is informative to provide the consolidated financial statements and various other disclosures of Wayfair LLC as of September 30, 2014 and for the periods ended September 30, 2014 and 2013.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

Wayfair LLC

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	September 30, 2014	December 31,
	2014	Pro Forma (Note 1)	2013
	(in thousands, except share and per share data)
Consolidated Balance Sheets:

Assets
Current assets
Cash and cash equivalents	$30,307	$265,959	$65,289
Short-term investments	100,054	100,054	50,019
Accounts receivable, net of allowance	5,314	5,314	7,689
Inventories	21,118	21,118	14,963
Prepaid expenses and other current assets	37,839	37,839	25,167
Total current assets	194,632	430,284	163,127
Property and equipment, net	50,027	50,027	22,088
Intangible assets, net	3,099	3,099	3,919
Goodwill	4,629	4,629	5,165
Restricted cash	3,849	3,849	826
Other noncurrent assets	4,292	4,292	1,175
Total assets	$260,528	$496,180	$196,300
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$87,686	$87,686	$102,153
Accrued expenses	32,697	34,484	19,239
Deferred revenue	21,828	21,828	13,397
Due to related party	1,787	—	1,878
Other current liabilities	12,587	12,587	8,342
Total current liabilities	156,585	156,585	145,009
Other liabilities	12,850	13,185	944
Total liabilities	169,435	169,770	145,953

Commitments and contingencies (Note 7)

Series A convertible redeemable preferred units, no par value per unit:21,551,801 units authorized at September 30, 2014 and December 31, 2013; 21,551,801 units issued at September 30, 2014 and December 31, 2013; no units authorized, issued and outstanding, pro forma; liquidation preference of $240.2 million at September 30, 2014.	240,234	—	241,186
Series B convertible redeemable preferred units, no par value per unit: 5,995,133 units authorized and issued at September 30, 2014 and no units authorized and issued at December 31, 2013; no units authorized, issued and outstanding, pro forma; liquidation preference of $157.2 million at September 30, 2014	157,229	—	—
Members’ deficit/Stockholders’ equity:

Common units, no par value per unit: 81,365,954 and 74,328,124 units authorized at September 30, 2014 and December 31, 2013, respectively; 43,784,060 units and 44,904,110 units issued outstanding at September 30, 2014 and December 31, 2013, respectively; no units authorized, issued and outstanding, pro forma

Class A common stock, $0.001 par value; no shares authorized, issued or outstanding, actual; 500,000,000 shares authorized, 12,650,000 shares issued and outstanding, pro forma	—	13	—
Class B common stock, $0.001 par value; no shares authorized, issued or outstanding, actual; 164,000,000 shares authorized, 70,265,213 shares issued and outstanding, pro forma	—	70	—
Additional paid-in capital	—	361,217	—
Common members’ (deficit)/Retained earnings	(305,983)	(34,503)	(190,511)
Accumulated other comprehensive loss	(387)	(387)	(328)
Total member’s deficit/stockholders’ equity	(306,370)	326,410	(190,839)
Total liabilities and stockholders’ equity	$260,528	$496,180	$196,300

See notes to condensed consolidated financial statements.

Wayfair LLC

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
	(unaudited)		(unaudited)
Consolidated Statements of Operations:

Net revenue	$336,188	$237,302	$910,332	$620,510
Cost of goods sold	257,161	178,656	697,644	466,993
Gross profit	79,027	58,646	212,688	153,517

Operating expenses:
Sales and marketing	77,439	46,602	215,667	119,316
General and administrative	25,218	15,530	71,573	45,544
Amortization of acquired intangible assets	249	184	748	290
Total operating expenses	102,906	62,316	287,988	165,150
Loss from operations	(23,879)	(3,670)	(75,300)	(11,633)
Interest income, net	89	61	222	185
Other (expense) income, net	(304)	579	(400)	75
Loss before income taxes	(24,094)	(3,030)	(75,478)	(11,373)
Provision for income taxes	(49)	(1)	(66)	4
Net loss	$(24,143)	$(3,031)	$(75,544)	$(11,369)
Accretion of convertible redeemable preferred units	(4,748)	(4,673)	(16,503)	(20,621)
Net loss attributable to common unit holders	(28,891)	(7,704)	(92,047)	(31,990)

Net loss attributable to common unit holders per unit - basic and diluted	$(0.71)	$(0.19)	$(2.26)	$(0.77)

Weighted average number of common units outstanding used in computing per share amounts - basic and diluted	40,512,544	41,367,115	40,721,540	41,304,048

See notes to condensed consolidated financial statements.

Wayfair LLC

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net loss	$(24,143)	$(3,031)	$(75,544)	$(11,369)
Other comprehensive loss:
Foreign currency translation adjustments	(67)	(754)	(59)	(170)

Comprehensive loss	$(24,210)	$(3,785)	$(75,603)	$(11,539)

See notes to condensed consolidated financial statements.

Wayfair LLC

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2014	2013
	(in thousands)

Cash flows from operating activities
Net loss	$(75,544)	$(11,369)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	14,438	9,352
Equity based compensation	5,528	—
Other non-cash adjustments	888	11

Changes in operating assets and liabilities:
Accounts receivable and customer refunds payable	2,376	(6,840)
Inventories	(6,155)	(8,115)
Prepaid expenses and other current assets	(12,721)	(8,070)
Due to related party	(96)	(241)
Accounts payable and accrued expenses	(1,012)	9,095
Deferred revenue and other liabilities	24,578	9,483
Other assets	(3,117)	269
Net cash used in operating activities	(50,837)	(6,425)

Cash flows from investing activities
Purchase of short-term investments	(110,000)	(40,000)
Sale and maturities of short-term investments	59,964	22,963
Purchase of property and equipment	(31,168)	(4,421)
Site and software development costs	(10,643)	(6,412)
Cash paid for acquisition	—	(3,741)
Other investing activities, net	(3,015)	(86)
Net cash used in investing activities	(94,862)	(31,697)

Cash flows from financing activities
Net proceeds from issuance of Series B convertible redeemable preferred units	154,774	—
Repurchase of common units	(23,500)	—
Dividends paid to Series A convertible redeemable preferred	(15,000)	—
Repurchase of employee equity	(5,528)	—
Net cash provided by financing activities	110,746	—
Effect of exchange rate changes on cash and cash equivalents	(29)	5
Net decrease in cash and cash equivalents	(34,982)	(38,117)
Cash and cash equivalents
Beginning of period	65,289	77,861
End of period	$30,307	$39,744

Supplemental disclosure of cash flow information

Income tax payments	$27	$19
Supplemental disclosure of non-cash investing activities
Issuance of common units in connection with acquisition	—	1,194
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	2,079	396
Supplemental disclosure of non-cash financing activities
Accretion of preferred unit dividends	$16,503	$20,621

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Summary of Business Operations and Basis of Presentation

Wayfair LLC is a Delaware limited liability company and a wholly-owned subsidiary of Wayfair Inc. (together with Wayfair LLC, the “Company”), which is the registrant filing this Quarterly Report on Form 10-Q. Prior to the effectiveness of Wayfair Inc.’s registration statement on Form S-1 related to its initial public offering in October 2014, Wayfair LLC was the principal operating entity. In connection with the initial public offering of the Company, Wayfair LLC completed an internal restructuring pursuant to which Wayfair LLC became a wholly-owned subsidiary of Wayfair Inc. and the holders of equity interests in Wayfair LLC became stockholders of Wayfair Inc. Because the internal restructuring was not completed as of September 30, 2014 and Wayfair Inc. had no substantial assets or activities (other than activities relating to its formation and initial public offering) as of such time, the consolidated financial statements and these accompanying notes refer primarily to Wayfair LLC, unless otherwise noted.  The Company is an e-commerce business offering visually inspiring browsing, compelling merchandising, easy product discovery and attractive prices for over seven million products from over 7,000 suppliers across distinct brands — Wayfair.com, Joss & Main, AllModern, DwellStudio, and Birch Lane. In addition to generating net revenue through Direct Retail sales, which includes all sales generated primarily through the Company’s websites, mobile-optimized websites, and mobile applications (“sites”), net revenue is also generated through sites operated by third parties and through third-party advertising distribution providers that pay the Company based on the number of advertisement related clicks, actions, or impressions for advertisements placed on the Company’s sites.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s prospectus dated October 1, 2014 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on October 2, 2014.

The consolidated balance sheet data as of December 31, 2013 was derived from audited financial statements. The accompanying consolidated balance sheet as of September 30, 2014, the consolidated statements of operations, consolidated statements of comprehensive loss, and consolidated statements of cash flows for the periods ended September 30, 2014 and 2013 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2014 and results of operations and cash flows for the periods ended September 30, 2014 and 2013. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014, or for any other period. The condensed consolidated results of operations and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2014.

Unaudited Pro Forma Balance Sheet as of September 30, 2014

On October 7, 2014, the Company completed its initial public offering (the “IPO”) of 12,650,000 shares of its Class A common stock at a public offering price of $29.00  per share, of which 10,500,000 shares were sold by the Company and 2,150,000 shares were sold by selling stockholders, including 1,650,000 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to the Company of approximately $282.7 million, after deducting underwriting discounts and estimated offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

On October 1, 2014, in anticipation of the IPO, the Company completed an internal restructuring (the “corporate reorganization”). Pursuant to the corporate reorganization, Wayfair LLC became a wholly-owned subsidiary of Wayfair Inc., and the holders of equity interests in Wayfair LLC became stockholders of Wayfair Inc.  Wayfair Inc. was incorporated as a Delaware corporation on August 8, 2014. As of September 30, 2014, Wayfair Inc. had not engaged in any business or other activities except in connection with its formation and in preparation for the IPO.

The unaudited pro forma balance sheet as of September 30, 2014, reflects the following:

(i) net proceeds from the IPO of $282.7 million after deducting the underwriting discount and estimated offering expenses, (ii) a net adjustment to deferred income tax liabilities of $0.3 million in connection with the Company’s corporate reorganization, (iii) an adjustment of $14.4 million to reduce the carrying value of the participating preferred units to reflect conversion value assuming the security was converted on the balance sheet date, (iv) a distribution of $24.5 million of cash to the Company’s Series A convertible preferred stockholders upon completion of the IPO equal to the members’ distribution payable balance, (v) an adjustment of $48.6 million to give effect to equity based compensation expense associated with common option units, deferred units and restricted common units that have satisfied the service condition and (vi) the net issuance of 1,129,095 shares of Class B common stock issuable upon the vesting of outstanding deferred units upon completion of the IPO, net of minimum tax withholding obligations and the associated payment of cash, which amount was approximately $22.6 million. All of the aforementioned adjustments have been reflected in the pro forma consolidated balance sheet as if these events all occurred on September 30, 2014 and (vii) the reclassification of $1.8 million from due to related party to accrued expenses to reflect the effect of consolidation of SK Retail, which was the majority member of Wayfair LLC prior to the corporate reorganization.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Wayfair LLC and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, capitalization of site and software development costs, stock-based compensation, and inventory. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. The risk with respect to cash and cash equivalents and short-term investments is minimized by the Company’s policy of investing in financial instruments (i.e., cash equivalents) with short-term maturities issued by highly-rated financial institutions. At times, these balances may exceed federally insured limits; however, to date, the Company has not incurred any losses on these investments. The risk with respect to accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. As of September 30, 2014 and December 31, 2013, the Company had $1.4 million and $2.6 million, respectively, in banks located outside the United States.

Leases

The Company leases office space in several countries around the world under non-cancelable lease agreements. The Company generally leases its office facilities under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on the balance sheet. The terms of certain lease agreements provide for rental payments on a graduated basis, however, the Company recognizes rent expense on a straight-line basis over the lease period in accordance with authoritative accounting guidance. Any lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date the Company becomes legally obligated for the rent payments or when it takes possession of the office space, whichever is earlier.

The Company establishes assets and liabilities for the estimated construction costs incurred under lease arrangements where the Company is considered the owner for accounting purposes only, or build-to-suit leases, to the extent the Company is involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner, the facilities are accounted for as financing leases.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this new standard on a prospective basis in the first quarter of fiscal 2014, and the adoption of this accounting standard update did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company’s condensed consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern”, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on the condensed consolidated financial statements.

2. Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The three levels of inputs used to measure fair value are as follows:

•                  Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities

•                  Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full-term of the asset or liability

•                  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 based on the three-tier value hierarchy:

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market funds	$5,071	$5,071	—	—
Certificates of deposit	—		—	—
Short-term investments:
Certificates of deposit	100,054	100,054	—	—
Restricted cash
Money market funds	3,848	3,848	—	—
Total	$108,973	$108,973	$—	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market funds	$32,560	$32,560	—	—
Short-term investments:
Certificates of deposit	50,019	50,019	—	—
Restricted cash
Money market funds	346	346	—	—
Total	$82,925	$82,925	$—	$—

3. Acquisition, Intangible assets and Goodwill

Intangible assets consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	Weighted- Average	September 30, 2014			December 31, 2013
	Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Trademarks	5	$2,008	$(511)	$1,497	$2,030	$(219)	$1,811
Customer relationships	5	1,300	(303)	997	1,300	(108)	1,192
Non-compete agreements	3-5	109	(44)	65	110	(19)	91
Technology	5	768	(473)	295	920	(430)	490
Other intangibles	3	373	(131)	242	373	(47)	326
Domain names	5	2,684	(2,681)	3	2,695	(2,686)	9
Total		$7,242	$(4,143)	$3,099	$7,428	$(3,509)	$3,919

4. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Furniture and computer equipment	$43,087	$26,218
Site and software development costs	32,239	23,715
Leasehold improvements	13,682	1,912
Construction in progress	25	184
	89,033	52,029
Less accumulated depreciation and amortization	(39,006)	(29,941)
Property and equipment, net	$50,027	$22,088

5. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Employee compensation and related benefits	$11,675	$7,470
Marketing	6,979	5,329
Credit card	4,522	2,173
Audit, legal and professional fees	1,851	377
Accrued property, plant and equipment	1,248	—
Other accrued expenses	6,422	3,890
	$32,697	$19,239

6. Commitments and Contingencies

Operating Leases

The Company leases office space under non-cancelable operating leases. These leases expire at various dates through 2024 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease.

In March 2014, the Company expanded the lease of office space in Boston, MA to a total of approximately 275,000 square feet in order to accommodate the expansion of the Company’s headquarters.  The Company began occupying this space in June 2014 and expects to begin occupying additional space with the expansion occurring in June 2015.  This space will result in additional operating lease obligations of $52.1 million payable through 2024. The Company has an option to extend the lease for two successive 5 year periods.

In September 2014, the Company signed a lease to expand its warehouse space in Ogden, UT by an additional 180,000 square feet which it plans to occupy in 2015. This space will result in additional operating lease obligations of $9.1 million payable through 2022.

Collection of Sales or Other Similar Taxes

Based on the location of the Company’s current operations, it collects and remits sales tax in Kentucky, Massachusetts, New York and Utah. The Company does not currently collect sales or other similar taxes for the sale of goods in states where no obligation to collect these taxes is required under applicable law. Several states have presented the Company with assessments, alleging that it is required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states is approximately $11.7 million. The Company does not believe that it was obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, the Company believes a loss is not probable hence a liability has not been recorded, however, no assurance can be given as to the outcome of this situation.

Legal Matters

The Company is subject to legal proceedings and claims in the ordinary course of business. However, the Company is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

7. Equity-Based Compensation

In July 2010, the Company established the CSN Stores LLC 2010 Common Unit Plan (the “CSN Plan”). Effective July 1, 2011, the CSN Plan was amended and restated as the Wayfair LLC Amended and Restated 2010 Common Unit Plan (the “2010 Plan”). The 2010 Plan was administered by the board of directors of Wayfair LLC and provided for the issuance of option units, deferred units, and restricted units (all common units), which currently represent Class B common stock of the Company. As of September 30, 2014, the 2010 Plan authorized up to 12,405,879 units to be issued, of which 603,769 units and 1,206,547 units were available for issuance at September 30, 2014 and December 31, 2013, respectively.

Under the 2010 Plan, the deferred units, common unit options, and restricted common units are subject to two vesting triggers: a service period (typically five years) and the occurrence of a liquidity event, which is defined in the 2010 Plan as either a change of control or an initial public offering. Employees are able to retain provisionally vested units (defined as service period completed) upon departure. The Company made a policy election to consider the liquidity event a performance condition. The Company has determined that the liquidity event performance condition was met upon the Company’s IPO in October 2014 and the Company will recognize approximately $48.6 million related to the provisionally vested units in the fourth quarter of 2014. The common unit options have a contractual life of ten years from the date of issuance, and deferred units have a seven-year life. The restricted common units have no contractual life. All outstanding equity incentive units of Wayfair LLC outstanding immediately prior to the reorganization automatically converted into (i) options to purchase Class B common stock, (ii) shares of our Class B common stock subject to vesting and repurchase provisions or (iii) restricted stock units for our Class B common stock.

In connection with the reorganization and the IPO in October 2014, the board of directors of Wayfair Inc. took over administration of the 2010 Plan and adopted the 2014 Incentive Award Plan (“2014 Plan”) to grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The 2014 Plan is administered by the board of directors of Wayfair Inc. with respect to awards to non-employee directors and by the compensation committee with respect to other participants and provides for the issuance of stock options, SARs, restricted stock, RSUs, performance shares, stock payments, cash payments, dividend awards and other incentives.  The 2014 Plan authorizes up to 8,603,066 shares of Class A common stock to be issued, of which no shares had been issued as of September 30, 2014.

A summary of the status and activity for awards of common option units under the 2010 Plan for the nine months ended September 30, 2014, is as follows:

	Common Option Units	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2013	664,232	$2.99	6.7
Repurchased	(9,028)	$2.93
Forfeited/cancelled	(12,201)	$3.22
Outstanding at September 30, 2014	643,003	$2.98	5.9
Provisionally vested at September 30, 2014	578,868	$2.98	5.9

A summary of the status and activity for awards of restricted common units under the 2010 Plan for the nine months ended September 30, 2014, is as follows:

	Restricted Common Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2013	3,490,968	$4.75
Repurchased	(202,757)	$4.75
Forfeited/cancelled	(16,695)	$4.75
Outstanding at September 30, 2014	3,271,516	$4.75
Provisionally vested at September 30, 2014	2,865,700	$4.75

A summary of the status and activity for awards of deferred units under the 2010 Plan for the nine months ended September 30, 2014, is as follows:

	Deferred Common Units	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2013	5,255,113	$7.95	6.0
Granted	1,953,227	$27.07
Forfeited/cancelled	(278,856)	$12.29
Outstanding at September 30, 2014	6,929,484	$14.42	5.6
Provisionally vested at September 30, 2014	1,749,626	$5.95	4.8

8. Segment and Geographic Information

The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by our chief operating decision maker (“CODM”) in managing and accessing the business. The CODM for the Company is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has one operating and reportable segment. No country outside of the United States provided greater than 10% of total revenue.

The Company generates net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through sites operated by third parties and fees from third-party advertising distribution providers as set forth below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net revenue
Direct Retail	$285,502	$181,693	$755,036	$450,058
Other	50,686	55,609	155,296	170,452
Net revenue	$336,188	$237,302	$910,332	$620,510

Revenue from external customers for each group of similar products and services are not reported to the CODM. Separate identification of this information for purposes of segment disclosure is impractical, as it is not readily available and the cost to develop it would be excessive.

The following table sets forth revenue and long-lived assets by geographic area:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Geographic net revenue:
United States	$314,754	$221,421	$851,585	$581,073
International	21,434	15,881	58,747	39,437
Total	$336,188	$237,302	$910,332	$620,510

	September 30,	December 31,
	2014	2013
	(in thousands)
Geographic long-lived assets:
United States	$48,920	$21,451
International	1,107	637
Total	$50,027	$22,088

9. Income Taxes

Wayfair LLC is organized as a limited liability company and taxed as a partnership under the Internal Revenue Code, and accordingly, no provision for federal or state and local income taxes is made on income since the members are individually liable for federal and state and local income taxes on their share of the Company’s earnings. However, the Company is responsible for distributing monies to pay tax liabilities to its members if due, including SK Retail, which was its majority member prior to the corporate reorganization. In addition, the Company is responsible for making distributions to SK Retail for corporate taxes imposed by the Commonwealth of Massachusetts. Due to the Company incurring a taxable loss during the periods ended September 30, 2014 and 2013, the Company would not have been subject to additional income tax had it paid federal income taxes at the corporate level.

The Company’s foreign subsidiaries are subject to income tax in those jurisdictions.  The (provision) benefit amounted to $(49,000), $(1,000), $(66,000) and $4,000 in the three and nine months ended September 30, 2014 and 2013 respectively and related to various minimum foreign income tax assessments.

Upon the completion of the corporate reorganization described in note 1, the Company, will be subject to corporate tax on income.  The Company prepared and provided the unaudited pro forma consolidated balance sheet as if the reorganization from a limited liability company to a corporation in connection with this offering occurred on September 30, 2014. Pro forma deferred income taxes reflect the net tax effects of temporary differences between the pro forma carrying amounts of our tax assets and liabilities calculated for financial reporting purposes and the amounts that would have been calculated for our income tax returns in accordance with tax regulations and the net pro forma tax effects of operating loss and tax credit carryforwards if we had been a taxable entity.

The ultimate realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdictions during the future periods in which the related temporary differences become deductible. The Company determined the valuation allowance on pro forma deferred tax assets is in accordance with the accounting standard for income taxes, which require weight of both positive and negative evidence in order to ascertain whether it is more likely than not that the pro forma deferred tax assets would be realized. The Company evaluated all significant available positive and negative evidence, including the existence of cumulative net income, benefits that could be realized from available tax strategies and forecasts of future taxable income, in determining the need for a valuation allowance on pro forma deferred tax assets. After applying the evaluation guidance of the accounting standard for income taxes the Company determined that it was more likely than not that $28.8 million of the pro forma deferred tax assets will not be realized, and as such, a valuation allowance of $28.8 million was required.

As of September 30, 2014, pro forma tax effected deferred tax assets, net of valuation allowance, and deferred tax liabilities were $7.0 million and $7.3 million respectively. Accordingly the pro forma net deferred tax liability as of September 30, 2014 was determined to be $0.3 million.

10. Members’ Deficit

Corporate Reorganization

On October 1, 2014, in anticipation of the IPO, the Company completed a corporate reorganization. Pursuant to the reorganization, Wayfair LLC became a wholly-owned subsidiary of Wayfair Inc., and the holders of equity interests in Wayfair LLC became stockholders of Wayfair Inc.  Wayfair Inc. was incorporated as a Delaware corporation on August 8, 2014. As of September 30, 2014, Wayfair Inc. had not engaged in any business or other activities except in connection with its formation and in preparation for this IPO.

Preferred Units

As of September 30, 2014, Wayfair LLC had 21,551,801 Series A convertible redeemable preferred units (“Series A units”) and 5,995,133 million Series B convertible redeemable preferred units (“Series B units”) issued and outstanding. Each holder of Series A and Series B units was entitled to certain rights and privileges. Upon the reorganization and in connection with the IPO in October 2014, all of the outstanding shares of Series A units and Series B units were ultimately converted into 27,546,934 shares of Class B common stock in Wayfair Inc.

Preferred Stock

As of September 30, 2014, Wayfair Inc. had no shares of undesignated preferred stock issued or outstanding.  Upon the closing of the IPO in October 2014, Wayfair Inc. authorized 10,000,000 shares of preferred stock, $0.001 par value per share, for future issuance.

Common Units

As of September 30, 2014 the Company had 43,784,060 shares of common units outstanding. Upon the corporate reorganization, and in connection with the IPO, all of the outstanding common units were exchanged for shares of common stock and further reclassified into 43,784,060 shares of Class B common stock.  In addition, upon the closing of the IPO in October 2014, Wayfair Inc. issued 1,129,095 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of minimum tax withholding obligations.

Common Stock

As of September 30, 2014, Wayfair Inc. had authorized 1,000 shares of common stock all of which were outstanding. Upon the closing of the IPO in October, 2014, Wayfair Inc. authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 12,650,000 shares of Class A common stock and 70,265,404 shares of Class B common stock were outstanding.  The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock.  Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock.   Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine.

11. Net Loss per Common Unit/Share

Basic and diluted net (loss) income per common unit is presented using the two class method required for participating securities. Holders of the Series A and Series B units are entitled to receive cumulative dividends payable prior and in preference to any dividends on any of the common units of Wayfair LLC. The Company considers its Series A and Series B units to be participating securities and, in accordance with the two class method, earnings allocated to Series A and Series B units and the related number of outstanding participating securities would be excluded from the computation of basic and diluted net income (loss) per common unit.

Under the two class method, net (loss) income attributable to common unit holders is determined by allocating undistributed earnings between common units and participating securities. Undistributed earnings are calculated as net income (loss) less distributed earnings and accretion of Series A and Series B units. As holders of Series A and Series B units do not have a contractual obligation to share in the losses of Wayfair LLC, the net loss attributable to common unit holders for each period is not allocated between common units and participating securities. Accordingly, Series A and Series B units are excluded from the calculation of basic and diluted net loss per common unit. The Company’s basic and diluted net loss per common unit are the same because the Company has generated net loss to common unit holders and common unit equivalents are excluded from diluted net loss per share because they have an antidilutive impact.

The following table presents the calculation of basic and diluted net loss per common unit:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except share amount)

Numerator:
Net loss	$(24,143)	$(3,031)	$(75,544)	$(11,369)
Accretion of preferred units to redemption value	$(4,748)	$(4,673)	$(16,503)	$(20,621)
Net loss attributable to common unit holders per unit - basic and diluted	$(28,891)	$(7,704)	$(92,047)	$(31,990)
Denominator:
Weighted average units used for basic and diluted net loss per unit computation	40,512,544	41,367,115	40,721,540	41,304,048

Net loss per common unit attributable to common unit holders:
Basic and Diluted	$(0.71)	$(0.19)	$(2.26)	$(0.77)

The following have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders as their effect would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Series A convertible redeemable preferred units	21,551,801	21,551,801	21,551,801	21,551,801
Series B convertible redeemable preferred units	5,995,133	—	5,995,133	—
Common option units	643,003	665,377	643,003	665,377
Restricted common units	3,271,516	3,495,010	3,271,516	3,495,010
Deferred common units	6,929,484	3,959,773	6,929,484	3,959,773
	38,390,937	29,671,961	38,390,937	29,671,961

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our prospectus dated October 1, 2014 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, on October 2, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the sections in this Quarterly Report on Form 10-Q titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors,” our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Through our e-commerce business model, we offer visually inspiring browsing, compelling merchandising, easy product discovery and attractive prices for over seven million products from over 7,000 suppliers across five distinct brands — Wayfair.com, Joss & Main, AllModern, DwellStudio and Birch Lane. We have built one of the largest online selections of furniture, home furnishings, décor and goods.

We founded our company in May 2002 and have since delivered over 13 million orders. From 2003 to 2011, we grew our net revenue organically from $7.7 million to $517.3 million, representing a 69.2% CAGR. In late 2011, we made the strategic decision to close and permanently redirect over 240 of our niche websites into Wayfair.com to create a one-stop shop for furniture, home furnishings, décor and goods and to build brand awareness, drive customer loyalty and increase repeat purchasing. We also changed our name from CSN Stores LLC to Wayfair LLC.

We plan to grow our customer base by attracting more unique visitors to our sites through two main strategies — increasing brand awareness and expanding direct online marketing — and then converting those visitors to active customers. Our online efforts are focused on building brand awareness to drive visitor traffic via direct navigation, search engine optimization and email marketing campaigns. In addition, we have made significant investments to improve the consumer experience on our sites, such as creating highly engaging visual imagery and merchandising, as well as easy-to-use navigation tools and personalization features that enable better product discovery. We plan to continue investing in our infrastructure, including enhancing our merchandising, data, analytics, and technology platform, as well as developing additional logistics and transportation solutions, self-service tools for our suppliers, fulfillment offerings and enhancing our development, testing and deployment systems.

Until late 2012, we were primarily focused on growing our U.S. business. In 2012, we began laying the groundwork for our international business by building our international infrastructure, developing deeper country-specific knowledge, building international supplier networks and establishing our brand presence in select international regions. We currently deliver products to customers in a number of countries, including the United States, the United Kingdom, Canada, Australia, Germany, France, Austria, Ireland and New Zealand. We intend to expand in these countries, especially Joss & Main, which we launched in the United Kingdom, France and Germany in 2014. In the three and nine months ended September 30, 2014, we generated net revenue outside of North America of $15.1 million and $40.3 million, or 4.5% and 4.4% of our total net revenue, respectively.

In the three and nine months ended September 30, 2014, we generated net revenue of $336.2 million and $910.3 million, respectively, up 41.7% and 46.7% over the three and nine months ended September 30, 2013, respectively. Our net revenue in the three and nine months ended September 30, 2014 included $285.5 million and $755.0 million, respectively, from Direct Retail, which we define as sales generated primarily through the sites of our five brands and $50.7 million and $155.3 million, respectively, from Other, which we define as net revenue generated primarily online through third parties, which we refer to as our retail partners and net revenue from third-party advertisers. In the three months ended September 30, 2014, we generated a net loss of $24.1 million and Adjusted EBITDA of $(18.3) million, increases of $21.1 million and $18.2 million, respectively, over the three months ended September 30, 2013. In the nine months ended September 30, 2014, we generated a net loss of $75.5 million and Adjusted EBITDA of $(55.3) million, increases of $64.2 million and $53.1 million, respectively, over the nine months ended September 30, 2013. Our net loss and Adjusted EBITDA results were driven primarily by our increased investment in advertising in the three and nine months ended September 30, 2014. See “Key Financial and Operating Metrics” below for further discussion of Adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool and the reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

On October 7, 2014, we completed our IPO of 12,650,000 shares of its Class A common stock at a public offering price of $29.00 per share, of which 10,500,000 shares were sold by us and 2,150,000 shares were sold by our selling stockholders, including 1,650,000 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to us of approximately $282.7 million, after deducting underwriting discounts and estimated offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders.

Key Financial and Operating Metrics

We measure our business using both financial and operating metrics. Our net revenue, Adjusted EBITDA and free cash flow metrics are measured on a consolidated basis. All other key financial and operating metrics are derived and reported from our Direct Retail sales, which includes sales generated primarily through the sites of our five distinct brands. These metrics do not include net revenue derived from the sites operated by our retail partners. We do not have access to certain customer level information on net revenue derived through our retail partners and therefore cannot measure or disclose it.

We use the following metrics to assess the near-term and longer-term performance of our overall business.

	Three months ended September 30,		Nine months ended September 30,		% Change three months ended September 30,	% Change nine months ended September 30,
	2014	2013	2014	2013	2013 to 2014	2013 to 2014
	(in thousands, except Average Order Value and LTM Net Revenue Per Active Customer)
Consolidated Financial Metrics
Net Revenue	$336,188	$237,302	$910,332	$620,510	41.7%	46.7%
Adjusted EBITDA	$(18,332)	$(181)	$(55,334)	$(2,281)
Free Cash Flow	(22,398)	(3,982)	(92,648)	(17,258)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$285,502	$181,693	$755,036	$450,058	57.1%	67.8%
Active Customers	2,858	1,775	2,858	1,775	61.0%	61.0%
LTM Net Revenue Per Active Customer	$342	$315	$342	$315	8.6%	8.6%
Orders Delivered	1,314	884	3,536	2,141	48.6%	65.2%
Average Order Value	$217	$206	$214	$210	5.3%	1.9%

Non-GAAP Financial Measures

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as earnings (loss) before depreciation and amortization, equity-based compensation, interest and other income and expense and taxes. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of managers to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of managers.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•                  Adjusted EBITDA does not reflect the compensation charge associated with a tender offer we completed in April 2014 as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,”

•                  Adjusted EBITDA does not reflect changes in our working capital;

•                  Adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•                  Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA
Net loss	$(24,143)	$(3,031)	$(75,544)	$(11,369)
Depreciation and amortization	5,547	3,489	14,438	9,352
Equity based compensation	—	—	5,528	—
Interest income, net	(89)	(61)	(222)	(185)
Other (expenses) income, net	304	(579)	400	(75)
Taxes	49	1	66	(4)
Adjusted EBITDA	$(18,332)	$(181)	$(55,334)	$(2,281)

Free Cash Flow

To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this Quarterly Report on Form 10-Q free cash flow, a non-GAAP financial measure that we calculate as net cash (used in) provided by operating activities less net cash used to purchase property and equipment including leasehold improvements and site and software development costs. We have provided a reconciliation below of free cash flow to net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure.

We have included free cash flow in this Quarterly Report on Form 10-Q because it is an important indicator of our business performance as it measures the amount of cash we generate. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.

Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using non-GAAP financial measures, including that other companies, including companies in our industry, may calculate free cash flow differently. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash (used in) provided by operating activities, capital expenditures and our other GAAP results.

The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)

Net cash provided by operating activities, net of acquisition	$(11,066)	$(517)	$(50,837)	$(6,425)
Purchase of property, equipment, and leasehold improvements	(6,837)	(1,120)	(31,168)	(4,421)
Site and software development costs	(4,495)	(2,345)	(10,643)	(6,412)
Free cash flow	$(22,398)	$(3,982)	$(92,648)	$(17,258)

Key Operating Metrics (Direct Retail)

Active Customers

As of the last date of each reported period, we determine our number of active customers by counting the total number of individual customers who have purchased at least once directly from our sites during the preceding twelve-month period. The change in active customers in a reported period captures both the inflow of new customers as well as the outflow of existing customers who have not made a purchase in the last twelve months. We view the number of active customers as a key indicator of our growth.

LTM Net Revenue Per Active Customer

We define LTM net revenue per active customer as our total net revenue derived from Direct Retail sales in the last twelve months divided by our total number of active customers for the same preceding twelve-month period. We view LTM net revenue per active customer as a key indicator of our customers’ purchasing patterns, including their initial and repeat purchase behavior.

Orders Delivered

We define orders delivered as the total Direct Retail orders delivered in any period, inclusive of orders that may eventually be returned. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and as such we estimate delivery dates based on historical data. We recognize net revenue when an order is delivered and therefore orders delivered, together with average order value, is an indicator of the net revenue we expect to recognize in a given period. We view orders delivered as a key indicator of our growth.

Average Order Value

We define average order value as total Direct Retail net revenue in a given period divided by the orders delivered in that period. We view average order value as a key indicator of the mix of products on our sites, the mix of offers and promotions and the purchasing behavior of our customers.

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors”.

Growth in Brand Awareness and Visitors to our Sites

We intend to continue investing in our brand awareness strategy and direct online marketing efforts. In late 2011, we made a strategic decision to close and permanently redirect over 240 of our niche websites into Wayfair.com. Since late 2011, we have marketed our brands, in particular Wayfair.com, through TV advertising, display advertising, paid search advertising, social media advertising and direct mail, catalog and print advertising. Failure to cost effectively attract new visitors to our sites and convert them into customers would adversely affect our net revenue growth and operating results.

Growth in Customer Acquisition and Customer Retention

Our goal is to convert visitors into active customers and then encourage repeat purchases because it increases our operating leverage since it costs more to acquire a customer than to retain one. Our continued investments in infrastructure, including enhancing our merchandising, data, analytics, and technology platform, allow us to deliver increasingly tailored and personalized shopping experiences for customers across our sites. We believe our focus on a personalized shopping experience drives sales from new customers as well as repeat customers.

Revenue Growth Through Mobile Platform

Mobile is an increasingly important part of our business, especially for Joss & Main. We launched our mobile applications for Joss & Main in 2012 and Wayfair.com in 2014. Due to the relative newness of smartphones, tablets, and mobile shopping in general, we do not know if this increase in mobile use will continue.

Investment In Growth

We have aggressively invested in the growth of our business and this investment will continue. We anticipate that our operating expenses will increase substantially as we continue to increase our advertising spending, hire additional personnel primarily in merchandising, technology, operations, customer service and general and administrative functions and continue to develop features on our sites. In 2013, we signed a lease to increase our office space, and in 2014 we further increased the office space to accommodate the anticipated growth of our headcount in our corporate headquarters. These investments are expected to increase our losses near term and yield returns in the long term, but there is no guarantee that we will be able to realize the return on our investments.

Components of Our Results of Operations

Net Revenue

Net revenue consists primarily of sales of product from our sites and through the sites of our online retail partners and includes related shipping fees. We deduct cash discounts, allowances, rewards and estimated returns from gross revenue to determine net revenue. We recognize product revenue upon delivery to our customers. Net revenue is primarily driven by growth of new and active customers and the frequency with which customers purchase. The products offered on our sites are primarily fulfilled with product we ship to our customers directly from our suppliers and, to a lesser extent, from our fulfillment centers.

We also generate net revenue through third-party advertisers that pay us based on the number of advertisement related clicks, actions, or impressions for advertisements placed on our sites. Net revenue earned under these arrangements is included in net revenue and is recognized in the period in which the click, action or impression occurs. This revenue has not been material to date.

We maintain a membership rewards program that allows enrolled customers to earn points which can be redeemed on future purchases. We defer the portion of our revenue associated with rewards which are expected to be redeemed prior to its expiration.

Cost of Goods Sold

Cost of goods sold consists of the cost of product sold to customers, shipping and handling costs and shipping supplies and fulfillment costs. Fulfillment costs include costs incurred in operating and staffing the fulfillment centers, such as costs attributed to receiving, inspecting, picking, packaging and preparing customer orders for shipment. Cost of goods sold also includes direct and indirect labor costs for fulfillment center oversight, including payroll and related benefit costs. The increase in cost of goods sold is primarily driven by growth in orders delivered, the mix of the product available for sale on our sites and transportation costs related to delivering orders to our customers.

We earn rebates on our incentive programs with our suppliers. These rebates are earned upon shipment of goods. Amounts due from suppliers as a result of these rebate programs are included as a receivable and are reflected as a reduction of cost of goods sold on the consolidated statements of operations. We expect cost of goods sold expenses to remain relatively stable as a percentage of net revenue but some quarterly fluctuations are expected due to the wide variety of products we sell.

Sales and Marketing

Sales and marketing expenses consist primarily of direct response performance marketing costs, such as television advertising, display advertising, paid search advertising, social media advertising, search engine optimization, comparison shopping engine advertising, direct mail, catalog and print advertising. Sales and marketing expenses also include labor-related costs for our employees involved in sales and marketing and customer service activities, merchant processing fees and partner advertising fees. Sales and marketing expenses are primarily driven by investments to grow and retain our customer base. We expect marketing expenses to continue to increase but decrease as a percentage of net revenue over time.

General and Administrative

General and administrative expenses consist primarily of labor-related costs for administrative, engineering, merchandising, human resources, finance and accounting personnel, professional service fees including audit and legal fees, insurance and other corporate expenses, including depreciation and rent. We anticipate that we will incur additional personnel expenses, professional service fees, including audit and legal, investor relations, costs of compliance with securities laws and regulations, and higher director and officer insurance costs related to operating as a public company. In addition, as we continue to grow as a company, we expect that our general and administrative expenses will continue to increase but decrease as a percentage of net revenue over time.

Amortization of Acquired Intangible Assets

We have recorded identifiable intangible assets in conjunction with our acquisitions and are amortizing those assets over their estimated useful lives. We perform impairment testing of goodwill and intangibles with definite lives annually and whenever events or circumstances indicate that impairment may have occurred.

Interest (Expense) Income, Net

Interest (expense) income, net consists primarily of interest earned on cash, cash equivalents and short-term investments held by us.

Other (Expense) Income, Net

Other (expense) income, net consist primarily foreign currency gains (losses).

Results of Consolidated Operations

Comparison of three months ended September 30, 2014 and 2013

Net revenue

	Three months ended September 30,		% Change
	2014	2013	2014 to 2013
	(in thousands)
Direct Retail	$285,502	$181,693	57.1%
Other	50,686	55,609	-8.9%
Net revenue	$336,188	$237,302	41.7%

In the three months ended September 30, 2014, net revenue increased by $98.9 million, or 41.7% compared to the three months ended September 30, 2013, primarily as a result of an increase in Direct Retail net revenue. In the three months ended September 30, 2014, Direct Retail net revenue increased by $103.8 million, or 57.1% compared to the three months ended September 30, 2013. The increase in Direct Retail net revenue was primarily due to sales to a larger customer base, as the number of active customers increased 61.0% in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Additionally, LTM net revenue per active customer increased 8.6% in the three months ended September 30, 2014 compared with the three months ended September 30, 2013. The decrease in Other revenue was primarily due to decreased sales through our retail partners.

Cost of Goods Sold

	Three months ended September 30,		% Change
	2014	2013	2014 to 2013
	(in thousands)
Cost of goods sold	$257,161	$178,656	43.9%
As a percentage of net revenue	76.5%	75.3%

In the three months ended September 30, 2014, costs of goods sold increased by $78.5 million, or 43.9%, compared to the three months ended September 30, 2013. Of the increase in cost of goods sold, $63.2 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $15.3 million as a result of the increase in products sold during the period. Costs of goods sold as a percentage of net revenue increased in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of changes in the mix of the products sold, shipping costs and our expansion of more favorable return policies.

Operating Expenses

	Three months ended September 30,		% Change
	2014	2013	2014 to 2013
	(in thousands)
Sales and marketing	$77,439	$46,602	66.2%
General and administrative	25,218	15,530	62.4%
Amortization of acquired intangible assets	249	184	35.3%
	$102,906	$62,316	65.1%
As a percentage of net revenue
Sales and marketing	23.0%	19.6%
General and administrative	7.5%	6.5%
Amortization of acquired intangible assets	0.1%	0.1%
	30.6%	26.3%

In the three months ended September 30, 2014, sales and marketing expenses increased by $30.8 million, or 66.2%, compared to the three months ended September 30, 2013. The increase in marketing expenses was primarily due to our efforts to grow and retain our customer base. We increased our advertising expenses by $21.4 million from $28.4 million in the three months ended September 30, 2013 to $49.8 million in the three months ended September 30, 2014, primarily driven by an increase in television and display advertising. Our customer service costs and merchant processing fees increased by $4.5 million from $9.7 million in the three months ended September 30, 2013 to $14.2 million in the three months ended September 30, 2014. The remainder of the increase resulted primarily from sales and marketing labor costs for product development, operations, and marketing personnel.

In the three months ended September 30, 2014, general and administrative expense increased by $9.7 million, or 62.4%, compared to the three months ended September 30, 2013. This increase was primarily attributable to personnel costs, rent, amortization and depreciation expenses and continued investment in our technology platform.

Interest Income, net

In the three months ended September 30, 2014 and the three months ended September 30, 2013, interest income, net, was $0.1 million.

Other (Expense), Income, net

In the three months ended September 30, 2014, other (expense), net, increased by $0.9 million from $0.6 million in the three months ended September 30, 2013 to $(0.3) million in the three months ended September 30, 2014 primarily attributed to changes in foreign currency.

Comparison of nine months ended September 30, 2014 and 2013

Net revenue

	Nine months ended September 30,		% Change
	2014	2013	2014 to 2013
	(in thousands)
Direct Retail	$755,036	$450,058	67.8%
Other	155,296	170,452	-8.9%
Net revenue	$910,332	$620,510	46.7%

In the nine months ended September 30, 2014, net revenue increased by $289.8 million, or 46.7% compared to the nine months ended September 30, 2013, primarily as a result of an increase in Direct Retail net revenue. In the nine months ended September 30, 2014, Direct Retail net revenue increased by $305.0 million, or 67.8% compared to the nine months ended September 30, 2013. The increase in Direct Retail net revenue was primarily due to sales to a larger customer base, as the number of active customers increased 61% in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Additionally, LTM net revenue per active customer increased 8.6% in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. The decrease in Other revenue was primarily due to decreased sales through our retail partners.

Cost of Goods Sold

	Nine months ended September 30,		% Change
	2014	2013	2014 to 2013
	(in thousands)
Cost of goods sold	$697,644	$466,993	49.4%
As a percentage of net revenue	76.6%	75.3%

In the nine months ended September 30, 2014, costs of goods sold increased by $230.7 million, or 49.4%, compared to the nine months ended September 30, 2013. Of the increase in cost of goods sold, $184.3 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $46.4 million as a result of the increase in products sold during the period. Costs of goods sold as a percentage of net revenue increased in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as a result of changes in the mix of the products sold, shipping costs and our expansion of more favorable return policies.

Operating Expenses

	Nine months ended September 30,		% Change
	2014	2013	2014 to 2013
	(in thousands)
Sales and marketing	$215,667	$119,316	80.8%
General and administrative	71,573	45,544	57.2%
Amortization of acquired intangible assets	748	290	157.9%
	$287,988	$165,150	74.4%
As a percentage of net revenue
Sales and marketing	23.7%	19.2%
General and administrative	7.9%	7.3%
Amortization of acquired intangible assets	0.1%	0.0%
	31.6%	26.6%

In the nine months ended September 30, 2014, sales and marketing expenses increased by $96.4 million, or 80.8%, compared to the nine months ended September 30, 2013. The increase in marketing expenses was primarily to grow and retain our customer base. We increased our advertising expenses by $64.9 million from $71.6 million in the nine months ended September 30, 2013 to $136.5 million in the nine months ended September 30, 2014, primarily driven by an increase in television and display advertising. Our customer service costs and merchant processing fees increased by $12.6 million from $25.8 million in the nine months ended September 30, 2013 to $38.4 million in the nine months ended September 30, 2014. We also incurred equity based compensation expense of $4.3 million recorded in sales and marketing in the nine months ended September 30, 2014 associated with our tender offer. The remainder of the increase was primarily in sales and marketing labor costs for product development, operations, and marketing personnel.

In the nine months ended September 30, 2014, general and administrative expense increased by $26.0 million, or 57.2%, compared to the nine months ended September 30, 2013. This increase was primarily attributable to personnel costs, rent, amortization and depreciation expenses and continued investment in our technology platform.

In the nine months ended September 30, 2014, amortization of purchased intangible assets increased by $0.5 million, or 157.9%, compared to the nine months ended September 30, 2013. The increase in amortization expense for the nine months ended September 30, 2014 was primarily the result of our acquisition of DwellStudio in July of 2013.

Interest Income, net

In the nine months ended September 30, 2014 and the nine months ended September 30, 2013, interest income, net, was $0.2 million.

Other (Expense), Income, net

In the nine months ended September 30, 2014, other (expense), net, increased by $0.5 million from $0.1 million in the three months ended September 30, 2013 to $(0.4) million in the three months ended September 30, 2013 primarily attributed to changes in foreign currency.

Liquidity and Capital Resources

Sources of Liquidity

	September 30,	September 30,	December 31,
	2014	2014	2013
		Pro forma
	(in thousands)
Cash and cash equivalents	$30,307	$265,959	$65,289
Short-term investments	100,054	100,054	50,019
Accounts receivable, net	5,314	5,314	7,689
Working capital	$38,047	$273,699	$18,118

Historical Cash Flows

	Nine months ended September 30,
	2014	2013
	(in thousands)

Net loss	(75,544)	(11,369)
Net cash used in operating activities	(50,837)	(6,425)
Net cash used in investing activities	(94,862)	(31,697)
Net cash provided by financing activities	110,746	—

Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through cash flows generated by operations and, since 2011, also through private sales of convertible redeemable preferred units and common units. Since inception through September 30, 2014, we have raised a total of approximately $363.1 million from the sale of preferred stock, net of costs and expenses associated with such financings, or approximately $195.4 million, net of repurchases of our securities.

On October 7, 2014, we completed our IPO, of 12,650,000 shares of its Class A common stock at a public offering price of $29.00  per share, of which 10,500,000 shares were sold by the Company and 2,150,000 shares were sold by selling stockholders, including 1,650,000 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to us of approximately $282.7 million, after deducting underwriting discounts and estimated offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders.  We used these proceeds to distribute $24.5 million of cash to our Series A convertible preferred stockholders and pay $22.6 million in minimum tax withholding obligations on the vesting of our deferred units.  The pro forma presentation above reflects the proceeds from the IPO after these payments.

We believe that our existing cash and cash equivalents, proceeds from the IPO together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled “Risk Factors”. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

Operating Activities

Cash provided by operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, and certain other non-cash expenses, as well as the effect of changes in working capital and other activities.

Cash used in operating activities in the nine months ended September 30, 2014 was $50.8 million, an increase in cash outflow of $44.4 million compared to the nine months ended September 30, 2013. Cash used in operating activities was driven primarily by net loss of $75.5 million, adjusted for certain non-cash items including depreciation and amortization expense of

$14.4 million, equity based compensation of $5.5 million and other non-cash items of $0.9 million and cash provided by operating assets and liabilities of $3.8 million. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net loss.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, investment in our sites and software development, purchases and disposal of marketable securities, leasehold improvements for our facilities and acquisitions of businesses.

Cash used in investing activities in the nine months ended September 30, 2014 was $94.9 million, an increase in cash outflow of $63.2 million compared to the nine months ended September 30, 2013. The increase in cash outflow was primarily driven by net purchases of short-term investments of $50.0 million, purchases of property and equipment of $31.2 million, site and software development costs of $10.6 million and net increase in restricted cash of $3.0 million. The purchases of property and equipment includes $2.1 million, primarily related to leasehold improvements, for which cash has not been paid as of September 30, 2014.

Financing Activities

Our primary financing activities consisted of private sales of convertible redeemable preferred units in 2014. Cash provided by financing activities in the nine months ended September 30, 2014 was $110.7 million and was primarily due to net proceeds from issuance of Series B convertible redeemable preferred units partially offset by the dividend distribution to our Series A preferred unit holders, the repurchase of our securities and our 2014 tender offer. There were no financing activities in the nine months ended September 30, 2013.

Credit Agreement

We have a credit agreement with a lender which provides us with a line of credit for up to $25.0 million, with the committed amounts of $10.0 million to be used for a revolving line of credit and $15.0 million to be used to support our corporate credit card program. We are required to maintain certain covenants, including debt service coverage, tangible net worth, and unencumbered liquid assets. As September 30, 2014 and December 31, 2013, we did not have any borrowings outstanding and were in full compliance with the credit agreement. The credit agreement is renewable on an annual basis. We renewed this agreement on June 6, 2014 and it will mature on July 31, 2015.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We lease office space under non-cancelable operating leases. These leases expire at various dates through 2024 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations and all of our property, equipment and software have been purchased with cash.

In March 2014, we expanded our lease of office space in Boston, MA, to a total of approximately 275,000 square feet in order to accommodate the growth of our new corporate headquarters. We began occupying this space in June 2014 and expect to begin occupying additional space with the expansion occurring in June 2015. This lease will result in additional operating lease obligations of $52.1 million payable through 2024.

In September 2014, we signed a lease to expand our warehouse space in Ogden, UT by an additional 180,000 square feet which we plan to occupy in 2015. This space will result in additional operating lease obligations of $9.1 million payable through 2022.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the assumptions and estimates associated with revenue recognition, income taxes and share-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our prospectus dated October 1, 2014 filed with the SEC pursuant to Rule 424(b) under the Securities Act on October 2, 2014.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We adopted this new standard on a prospective basis in the first quarter of fiscal 2014, and the adoption of this accounting standard update did not have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. We are currently evaluating the impact of this new guidance on our condensed consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern”, which requires us to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures.  ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter.  Early application is permitted.  The adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Sensitivity

Cash and cash equivalents and short-term investments were held primarily in cash deposits, certificates of deposit and money market funds. The fair value of our cash, cash equivalents and short-term investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on the revolving line of credit incurred pursuant to the credit agreement described above would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations.

Foreign Currency Risk

Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar and Euro. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by the Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                     Legal Proceedings.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that there is no litigation pending that is likely to have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements and Supplementary Data - Note 6. Commitments and Contingencies” of this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

Item 1A.            Risk Factors.

RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below. Before making an investment decision, you should carefully consider the risks described below and all other information contained in this Quarterly Report on Form 10-Q, including the section titled “Special Note Regarding Forward-Looking Statements” and our consolidated financial statements and related notes, which could materially and adversely affect our business, results of operations or financial condition. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may materially affect our business, results of operations, or financial condition. If any of these risks occur, the trading price of our Class A common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Our recent growth rates may not be sustainable or indicative of our future growth.

In late 2011, we closed and permanently redirected over 240 of our niche websites into Wayfair.com. Additionally, we launched Joss & Main. In 2013, we acquired DwellStudio, and in 2014, we launched Birch Lane. Because we launched most of our brands recently, we have a limited amount of information regarding the purchasing patterns of our customers on these websites. We depend heavily on this information to plan and forecast our business, including anticipated customer acquisition costs, net revenue per active customer and other key performance metrics. If our assumptions prove to be wrong, we may spend more than we anticipate to acquire and retain customers or may generate less net revenue per active customer than anticipated, any of which could have a negative impact on our business and results of operations. In addition, our historical growth rates may not be sustainable or indicative of future growth.

We believe that our continued revenue growth will depend upon, among other factors, our ability to:

•                  build our brands and launch new brands;

•                  acquire more customers;

•                  develop new features to enhance the consumer experience on our websites, mobile-optimized websites and mobile applications, which we collectively refer to as our sites;

•                  increase the frequency with which new and repeat customers purchase products on our sites through merchandising, data, analytics and technology;

•                  add new suppliers and deepen our relationships with our existing suppliers;

•                  enhance the systems our consumers use to interact with our sites and invest in our infrastructure platform;

•                  expand internationally; and

•                  pursue strategic acquisitions.

We cannot assure you we will be able to achieve any of the foregoing. Our customer base may not continue to grow or may decline as a result of increased competition and the maturation of our business. Failure to continue our revenue growth rates could have a material adverse effect on our financial condition and results of operations. You should not rely on our historical rate of revenue growth as an indication of our future performance.

If we fail to manage our growth effectively, our business, financial condition and operating results could be harmed.

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business, and we intend for this growth to continue for the foreseeable future. The number of our employees increased from 1,558 full-time equivalents as of December 31, 2013 to 2,213 full-time equivalents as of September 30, 2014, and we expect to continue to add a significant number of employees in 2015. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel, particularly in the Boston, Massachusetts area where our headquarters are located. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results.

Additionally, the growth of our business places significant demands on our management and other employees. For example, we typically launch hundreds of promotional events across thousands of products each month on Wayfair.com, in addition to hundreds of promotional events — or “Daily Events” — on Joss & Main in which we promote thousands of products via emails, “push” notifications and personalized displays. These events require us to produce updates of our sites and emails to our customers on a daily basis with different products, photos and text. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. For example, in 2013, we added over 800 new suppliers. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our supplier base. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.

If we fail to acquire new customers, or fail to do so in a cost- effective manner, we may not be able to increase net revenue per active customer or achieve profitability.

Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase home goods and may prefer alternatives to our offerings, such as traditional brick and mortar retailers, the websites of our competitors or a supplier’s own website. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. For example, we have recently expanded our national U.S. television branding and advertising campaigns. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.

We believe that many of our new customers originate from word-of- mouth and other non-paid referrals from existing customers. Therefore we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers in sufficient numbers to continue to grow our business, or we may be required to incur significantly higher marketing expenses in order to acquire new customers.

We also utilize paid and non-paid advertising. Our paid advertising includes search engine marketing, display advertising, paid social media and television advertisements. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile “push” notifications and email. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google, Bing and Yahoo!. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers and our financial condition would suffer.

Our success depends in part on our ability to increase our net revenue per active customer. If our efforts to increase customer loyalty and repeat purchasing as well as maintain high levels of customer engagement and average order values of our customers are not successful, our growth prospects and revenue will be materially adversely affected.

Our ability to grow our business depends on our ability to retain our existing customer base and generate increased revenue and repeat purchases from this customer base, and maintain high levels of customer engagement. To do this, we must continue to provide our customers and potential customers with a unified, convenient, efficient and differentiated shopping experience by:

•                  providing imagery, tools and technology that attract customers who historically would have bought elsewhere;

•                  maintaining a high-quality and diverse portfolio of products;

•                  managing over 7,000 suppliers to deliver products on time and without damage; and

•                  continuing to invest in our mobile platforms.

If we fail to increase net revenue per active customer, generate repeat purchases or maintain high levels of customer engagement and average order value, our growth prospects, operating results and financial condition could be materially adversely affected.

Our business depends on our ability to build and maintain strong brands. We may not be able to maintain and enhance our existing brands if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

We currently offer five distinct brands to our customers, but we have a limited operating history with most of these brands. Maintaining and enhancing these brands are critical to expanding our base of customers and suppliers. However, a significant portion of our customers’ brand experience depends on third parties outside of our control, including suppliers and logistics providers such as FedEx, UPS and the U.S. Postal Service. If these third parties do not meet our or our customers’ expectations, our brand may suffer irreparable damage. In addition, maintaining and enhancing these brands may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our suppliers, which we may not do successfully.

Customer complaints or negative publicity about our sites, products, product delivery times, customer data handling and security practices or customer support, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands.

Our efforts to launch new brands and expand our existing brand portfolio internationally may not be successful.

Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and expanding our existing brand portfolio into new geographies. For example, in 2014 we launched Birch Lane in the United States and Canada, and we launched our Joss & Main brand in the United Kingdom, France and Germany. Launching new brands or expanding our existing brand portfolio internationally requires significant upfront investments, including investments in marketing, information technology and additional personnel. Expanding our brands internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers and regional competitors, construct home goods catalogs specific to the country, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory revenue from these efforts to offset these upfront costs. Any lack of market acceptance of our efforts to launch new brands or expand our existing brand portfolio could have a material adverse effect on our business, prospects, financial condition and results of operations.

Expansion of our international operations will require management attention and resources, involves additional risks, and may be unsuccessful, which could harm our future business development and existing domestic operations.

We believe international expansion represents a significant growth opportunity for us. Today, we deliver products to customers in a number of countries, including the United States, the United Kingdom, Canada, Australia, Germany, France, Austria, Ireland and New Zealand. We plan to expand into other international markets in order to grow our business, which will require significant management attention and resources. For example, we have made and will continue to make significant investments in information technology, logistics, supplier relationships, merchandising and marketing in the foreign jurisdictions in which we operate or plan to operate. We have limited experience in selling our products to conform to different local cultures, standards and regulations, and the products we offer may not appeal to customers in the same manner, if at all, in other geographies. We may have to compete with local companies which understand the local market better than we do and/or may have greater brand recognition than we do. In addition, to deliver satisfactory performance for customers in international locations, it may be necessary to locate physical facilities, such as consolidation centers, in foreign markets, and we may have to invest in these facilities before we can determine whether or not our foreign operations are successful. We have limited experience establishing such facilities internationally. We may not be successful in expanding into additional international markets or in generating net revenue from foreign operations. Furthermore, different privacy, censorship, liability, intellectual property and other laws and regulations in foreign countries may cause our business, financial condition and operating results to be materially adversely affected.

Our future results could be materially adversely affected by a number of factors inherent in international operations, including:

•                  localization of our product offerings, including translation into foreign languages and adaptation for local practices;

•                  the need to vary our practices in ways with which we have limited or no experience or which are less profitable or carry more risk to us;

•                  unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•                  differing labor regulations where labor laws may be more advantageous to employees as compared to the United States;

•                  more stringent regulations relating to data privacy and security, including the use of commercial and personal information, particularly in the European Union;

•                  changes in a specific country’s or region’s political or economic conditions;

•                  the rising cost of labor in the foreign countries in which our suppliers operate, resulting in increases in our costs of doing business internationally;

•                  challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs and maintain our corporate culture across geographies;

•                  risks resulting from changes in currency exchange rates;

•                  limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•                  different or lesser intellectual property protection;

•                  exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions;

•                  import/export controls; and

•                  logistics and sourcing.

Operating internationally requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to establish and expand our international operations will produce desired levels of net revenue or profitability. If we invest substantial time and resources to establish and expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition and operating results may be materially adversely affected.

We have a history of losses and expect to have increasing operating losses and negative cash flow as we continue to expand our business.

We have a history of losses, and we have accumulated $306.0 million in common members’ deficit as of September 30, 2014.  We expect our operating losses and negative cash flow to increase significantly in the near-term as we increase investment in our business. Because the market for purchasing home goods online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may never achieve profitability. We expect our operating expenses to increase over the next several years as we increase our advertising budget, hire additional personnel and continue to develop features on our sites. In particular, we intend to continue to invest substantial resources in marketing to acquire new customers. In addition, as we grow as a newly public company, we have and will continue to incur additional significant legal, accounting and other expenses that we did not previously incur as a private company. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.

System interruptions that impair customer access to our sites or other performance failures in our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our sites, transaction processing systems and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as maintain adequate customer service levels.

We currently utilize two third-party data center hosting facilities. If the main facility where substantially all of our computer and communications hardware is located fails, or if we suffer an interruption or degradation of services at our main facility, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, data loss, acts of war, break-ins, earthquake and similar events. In the event of a failure of our main facility, the failover to our back-up facility could take substantial time, during which time our sites could be completely shut down. Our back-up facility is designed to support transaction volume at a level slightly above our average daily sales, but is not adequate to support spikes in demand. The back-up facility may not process effectively during time of higher traffic to our sites and may process transactions more slowly and may not support all of our sites’ functionality.

We use complex proprietary software in our technology infrastructure, which we seek to continually update and improve. We may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. In particular, we have in the past and may in the future experience slowdowns or interruptions in some or all of our sites when we are updating them, and new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Additionally, if we expand our use of third-party services, including cloud-based services, our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with such services and/or failures by such third-parties, which are out of our control. Our net revenue depends on the number of visitors who shop on our sites and the volume of orders we can handle. Unavailability of our sites or reduced order fulfillment performance would reduce the volume of goods sold and could also materially adversely affect consumer perception of our brand. We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we will be required to further expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our sites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis, and we may experience instability and performance issues as a result of these changes.

Any slowdown or failure of our sites and the underlying technology infrastructure could harm our business, reputation and our ability to acquire, retain and serve our customers, which could materially adversely affect our results of operations. Our disaster recovery plan may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

Our business is rapidly evolving and intensely competitive, and we have many competitors in different industries. Our competition includes: furniture stores, big box retailers, department stores, specialty retailers, and online home goods retailers and marketplaces, including:

•                  Furniture Stores:  Ashley Furniture, Bob’s Discount Furniture, Havertys, Raymour & Flanagan and Rooms To Go;

•                  Big Box Retailers:  Bed, Bath & Beyond, Home Depot, IKEA, Lowe’s, Target and Walmart;

•                  Department Stores:  JCPenney and Macy’s;

•                  Specialty Retailers:  Crate and Barrel, Ethan Allen, HomeGoods, Pottery Barn and Restoration Hardware; and

•                  Online Home Goods Retailers and Online Marketplaces:  Amazon, eBay and One Kings Lane.

We expect competition in e-commerce generally to continue to increase. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including:

•                  the size and composition of our customer base;

•                  the number of suppliers and products we feature on our sites;

•                  our selling and marketing efforts;

•                  the quality, price and reliability of products offered either by us;

•                  the convenience of the shopping experience that we provide;

•                  our ability to distribute our products and manage our operations; and

•                  our reputation and brand strength.

Many of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, faster and less costly shipping, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net revenue and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate net revenue from their customer bases more effectively than we do.

Purchasers of home goods may not choose to shop online, which would prevent us from growing our business.

The online market for home goods in the United States is less developed than the online market for apparel, consumer electronics and other consumer products in the United States and, we believe, only accounts for approximately 7% of the market as a whole. If the online market for home goods does not gain acceptance, our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased home goods through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures in order to attract additional online consumers to our sites and convert them into purchasing customers. Specific factors that could impact consumers’ willingness to purchase home goods from us include:

•                  concerns about buying products, and in particular larger products, without a physical storefront, face-to-face interaction with sales personnel and the ability to physically examine products;

•                  delivery time associated with online orders;

•                  actual or perceived lack of security of online transactions and concerns regarding the privacy of personal information;

•                  delayed shipments or shipments of incorrect or damaged products;

•                  inconvenience associated with returning or exchanging items purchased online; and

•                  usability, functionality and features of our sites.

If the shopping experience we provide does not appeal to consumers or meet the expectations of existing customers, we may not acquire new customers at rates consistent with historical periods, and existing customers’ buying patterns and levels may be less than historical rates.

We may be subject to product liability claims if people or property are harmed by the products we sell.

Some of the products we sell or have manufactured for us may expose us to product liability claims and litigation or regulatory action relating to personal injury, death or environmental or property damage. Some of our agreements with our suppliers and international manufacturers may not indemnify us from product liability for a particular supplier’s or international manufacturer’s products, or our suppliers or international manufacturers may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance as well as our reputation and brand.

We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by suppliers, the availability of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers are beyond our control.

Our agreements with most of our suppliers do not provide for the long-term availability of merchandise or the continuation of particular pricing practices, nor do they restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to seek to sell us products on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. Our ability to develop and maintain relationships with reputable suppliers and offer high quality merchandise to our customers is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to offer a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers’ needs, and therefore our long-term growth prospects, would be materially adversely affected.

We also are unable to predict whether any of the countries in which our suppliers’ products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, could increase the cost or reduce the supply of merchandise available to our customers and materially adversely affect our financial performance as well as our reputation and brand. Furthermore, some or all of our suppliers’ foreign operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.

In addition, our business with foreign suppliers, particularly with respect to our international sites, may be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any movement by any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, might cause such foreign suppliers to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments, or discontinue selling to us altogether, any of which could ultimately reduce our sales or increase our costs.

We may be unable to source additional or strengthen our relationships with suppliers.

As of September 30, 2014, we had relationships with over 7,000 suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.

In order to attract quality suppliers to our platform, we must:

•                  demonstrate our ability to help our suppliers increase their sales;

•                  offer suppliers a high quality, cost-effective fulfillment process; and

•                  continue to provide suppliers a dynamic and real-time view of our demand and inventory needs via powerful data and analytics capabilities.

If we are unable to provide our suppliers with a compelling return on investment and an ability to increase their sales, we may be unable to maintain and/or expand our supplier network, which would negatively impact our business.

We depend on our suppliers to perform certain services regarding the products that we offer.

As part of offering our suppliers’ products for sale on our sites, these suppliers generally agree to conduct a number of traditional retail operations with respect to their respective products, including maintaining inventory and preparing merchandise for shipment to our customers. We may be unable to ensure that these suppliers will continue to perform these services to our or our customers’ satisfaction in a manner that provides our customer with a unified brand experience or on commercially reasonable terms. If our customers become dissatisfied with the services provided by our suppliers, our business, reputation and brands could suffer.

We depend on our relationships with other third parties, including our retail partners, and changes in our relationships with these parties could adversely impact our revenue and profits.

In the nine months ended September 30, 2014 and 2013, approximately 17% and 27.5%, respectively, of our net revenue was generated from other operations, consisting primarily of revenue generated online by third parties, which we refer to as our retail partners. Our relationships with our retail partners allow consumers to purchase products offered by us though their websites and mobile applications. Because our agreements with our retail partners are generally terminable at will, we may be unable to maintain these relationships, and our results of operations could fluctuate significantly from period to period depending on the performance of our retail partners and their willingness to continue to offer and/or promote our products. Our agreements with our retail partners may also restrict our ability to market certain products, and not all of our suppliers may permit us to market through all of our retail partners’ sites. Because some of our retail partners are competitors or potential competitors in the home goods market, some or all of our retail partners may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. Because we do business with a small number of retail partners, if any one of our contracts with our retailer partners were to terminate, our revenue from our retail partners may decline and our relationships with our suppliers may be adversely affected.

Because we rely on FedEx, UPS and the U.S. Postal Service to deliver most of the small parcel products we offer on our sites, we are subject to shipping delays or disruptions caused by inclement weather, natural disasters, labor activism, health epidemics or bioterrorism. In addition, because we rely on national and regional major transportation companies for the delivery of some of our other products, we are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as our telecommunications services, and those services may be subject to outages and interruptions that are not within our control. For example, failures by our telecommunications providers have in the past and may in the future interrupt our ability to provide phone support to our customers. If these products are not delivered in a timely fashion or are damaged during the delivery process, or if we are not able to provide adequate customer support, our customers could become dissatisfied and cease buying products through our sites, which would adversely affect our operating results.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We were a private company for 12 years prior to our initial public offering in October 2014 and, as such, have not historically had the internal control and financial reporting requirements that are required of a publicly-traded company. We are required to comply with the requirements of The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act, which could be as early as 2015. The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

We continue to invest in more robust technology and in more resources in order to manage those reporting requirements. Implementing any appropriate changes to our internal controls may distract our officers and employees, result in substantial costs if we implement new processes or modify our existing processes and require significant time to complete. For example, we plan to transition from our current accounting system to a new reporting system that is expected to integrate better with our other existing systems. Any difficulties or delays in implementing the system could impact our ability to timely report our financial results. In addition, we currently rely on a manual process in some areas which increases our exposure to human error or intervention in reporting our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.

In addition, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy could prevent us from accurately reporting our financial results.

We may be unable to accurately forecast net revenue and appropriately plan our expenses in the future.

Net revenue and operating results are difficult to forecast because they generally depend on the volume, timing and type of the orders we receive, all of which are uncertain. We base our expense levels and investment plans on our estimates of total net revenue and gross margins and have not historically relied on a formalized forecasting and budgeting process. In addition, we have been operating as five distinct brands for a short period of time, and we cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. Our business is affected by general economic and business conditions in the United States, and we anticipate that it will be increasingly affected by conditions in international markets. In addition, we experience seasonal trends in our business, and our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net revenue from period-to-period. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net revenue. Any failure to accurately predict net revenue or gross margins could cause our operating results to be lower than expected, which could materially adversely affect our financial condition and stock price.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Our business may be adversely affected if we are unable to provide our customers a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. We launched our mobile applications for Joss & Main in 2012, and in 2014 we launched the Wayfair.com mobile application. In addition, all of our sites in North America and a majority of our international sites are mobile-optimized. Because we have only recently launched a majority of our mobile-optimized sites and a mobile application for Wayfair.com , and cannot be certain that they will be successful.

As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such applications. If we are unable to attract consumers to our websites through these devices or are slow to develop a version of our websites that is more compatible with alternative devices or a mobile application, we may fail to capture a significant share of consumers in the home goods market, which could adversely affect our business.

Further, we continually upgrade existing technologies and business applications, and we may be required to implement new technologies or business applications in the future. The implementation of upgrades and changes requires significant investments. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure. In the event that it is more difficult for our customers to buy products from us on their mobile devices, or if our customers choose not to buy products from us on their mobile devices or to use mobile products that do not offer access to our websites, our customer growth could be harmed and our business, financial condition and operating results may be materially adversely affected.

Significant merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. Many of our products are large and require special handling and delivery. From time to time our products are damaged in transit, which can increase return rates and harm our brand.

Uncertainties in global economic conditions and their impact on consumer spending patterns, particularly in the home goods segment, could adversely impact our operating results.

Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Some of the factors adversely affecting consumer spending include levels of unemployment, consumer debt levels, changes in net worth based on market changes and uncertainty, home foreclosures and changes in home values, fluctuating interest rates, credit availability, government actions, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net revenue and have a material adverse effect on our operating results.

Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our net revenue and business.

Our business is highly dependent upon email and other messaging services for promoting our sites and products. Daily promotions offered through emails and other messages sent by us, or on our behalf by our vendors, generate a significant portion of our revenue. We provide daily emails and “push” communications to customers and other visitors informing them of what is available for purchase on our sites that day, and we believe these messages are an important part of our customer experience and help generate a substantial portion of our net revenue. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may reduce the number of subscribers opening our emails. For example, Google Inc.’s Gmail service recently introduced a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.

We are subject to risks related to online payment methods.

We accept payments using a variety of methods, including credit card, debit card, PayPal and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.

We occasionally receive orders placed with fraudulent credit card data. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, financial condition and results of operations.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e- commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated.

Failure to comply with federal, state and international laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or consumer protection- related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.

Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. Individual EU member countries have discretion with respect to their interpretation and implementation of these laws and the penalties for breach and have their own regulators with differing attitudes towards enforcement, which results in varying privacy standards and enforcement risk from country to country. Legislation and regulation in the European Union and some EU member states require companies to give specific types of notice and in some cases seek consent from consumers before using their data for certain purposes, including some marketing activities. In the majority of EU member countries, consent must be obtained prior to setting cookies or other tracking technologies. Outside of the European Union, there are many countries with data protections laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations as we continue our international expansion. We may need to change and limit the way we use consumer information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.

In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. For example, the European Union is considering revisions to its current privacy laws. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and operating results.

Our failure or the failure of third-party service providers to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We collect, maintain, transmit and store data about our customers, suppliers and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these breaches of security occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a subscriber’s password could access the subscriber’s transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have an material adverse effect on our business, financial condition and operating results. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. For example, the U.S. Senate has recently proposed legislation, the “Marketplace Fairness Act,” that would require companies engaged in e- commerce to collect sales tax taxes on Internet revenue. The U.S. House of Representatives is currently considering such legislation. We cannot predict the effect of current attempts to impose sales, income or other taxes on e- commerce. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, commercial activity, VAT or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.

We do not collect sales and use, commercial activity, VAT or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, VAT and similar tax laws and rates vary greatly by jurisdiction. Several states have presented us with tax assessments, alleging that we are required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, including interest and penalties as of the date we last received such assessments, is approximately $11.7 million. While we do not believe that we are obligated to collect and remit such taxes and intend to vigorously defend our position, we cannot be sure of the outcome of our discussions and/or appeals with these states. In the event of an adverse outcome, we could face assessments for additional time periods since the most recent assessments we received, plus any interest and penalties. We also expect additional jurisdictions may make similar assessments in the future. As a result, we may be required to collect such taxes in additional jurisdictions in the future. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition and operating results.

We may experience fluctuations in our tax obligations and effective tax rate, which could materially adversely affect our operating results.

We are subject to taxes in the United States and numerous international jurisdictions. We record tax expense based on current tax payments and our estimates of future tax payments, which may include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, multiple tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes in the mix and level of earnings by taxing jurisdiction, changes to existing accounting rules or regulations or by changes to our ownership or capital structures. Fluctuations in our tax obligations and effective tax rate could materially adversely affect our results of business, financial condition and operating results.

We may expend substantial funds in connection with the tax liabilities that arise upon the settlement of restricted stock units.

We may expend substantial funds to satisfy minimum statutory tax withholding and remittance obligations when we settle a portion of our restricted stock units, or RSUs, that were granted prior to our initial public offering.  Our RSUs vest upon the satisfaction of both a service condition, which is typically satisfied over a period of five years, and an event condition, which was satisfied upon the closing of our initial public offering on October 7, 2014. On the settlement dates for our RSUs, we currently plan to withhold shares and remit income taxes on behalf of the holders of our RSUs at the applicable minimum statutory rates based on the then current value of the underlying shares of our common stock, which we refer to as a net settlement. In connection with these net settlements, we will withhold and remit the tax liabilities on behalf of the RSU holders to the relevant tax authorities in cash. For example, in connection with RSUs that settled as of the closing of our IPO, our tax obligation was approximately $22.5 million in the aggregate.

In order to fund the tax withholding and remittance obligations on behalf of our RSU holders, we expect to use a portion of our cash and cash equivalent balances. Alternatively, we may choose to borrow funds or use a combination of cash and borrowed funds to satisfy these obligations.

We expect to pursue acquisitions, which could have a material adverse effect on our business, as could the integration of the businesses following acquisition.

As part of our business strategy, we may acquire other companies or businesses. Since our inception, we have made two acquisitions, the remainder of the stake of our Australian joint venture in 2011 and DwellStudio in 2013. Acquisitions involve numerous risks, any of which could harm our business, including: difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company; difficulties in supporting and transitioning suppliers, if any, of an acquired company; diversion of financial and management resources from existing operations or alternative acquisition opportunities; failure to realize the anticipated benefits or synergies of a transaction; failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues; risks of entering new markets in which we have limited or no experience; potential loss of key employees, customers and suppliers from either our current business or an acquired company’s business; inability to generate sufficient net revenue to offset acquisition costs; additional costs or equity dilution associated with funding the acquisition; and possible write-offs or impairment charges relating to acquired businesses.

We may also pursue acquisitions in businesses that are complementary to our business but otherwise new to our organization. Pursuing complementary business opportunities would require significant time and resources that may divert management’s attention from other business activities. In addition, any complementary businesses we acquire may expose us to additional laws, regulations and risks, including the risk that we may incur ongoing operating expenses in such businesses in excess of revenue, which could harm our results of operations and financial condition. The financial profile of any such new businesses may be different than our current financial profile, which could also materially adversely affect our financial condition.

We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of Niraj Shah, one of our co-founders, co-chairman of the board of directors and our Chief Executive Officer, Steven Conine, one our co- founders, co-chairman of the board of directors and Chief Technology Officer, and other members of our management team. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers, engineers and merchandising and technology personnel. The market for such positions in the Boston area and other cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees or our inability to recruit and develop mid-level managers could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.

We may not be able to adequately protect our intellectual property rights.

We regard our subscriber list, trademarks, domain names, copyrights, patent, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. We might not be able to obtain broad protection in the United States or internationally for all of our intellectual property, and we might not be able to obtain effective intellectual property protection in every country in which we sell products. The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may not be able to broadly enforce all of our trademarks. Any of our patents, marks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights.

We might be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to discover or determine the extent of any infringement, misappropriation or other violation of our intellectual property rights and other proprietary rights. We may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or proprietary rights or to establish the validity of such rights. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially adversely affect our business, financial condition and operating results.

We have been, and may again be, accused of infringing intellectual property rights of third parties.

The e-commerce industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. We are subject to claims and litigation by third parties that we infringe their intellectual property rights, and we expect additional claims and litigation with respect to infringement to occur in the future. The costs of supporting such litigation and disputes are considerable, and there can be no assurances that favorable outcomes will be obtained. As our business expands and the number of competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Any claims or proceedings against us, whether meritorious or not, could be time-consuming, result in considerable litigation costs, require significant amounts of management time or result in the diversion of significant operational resources, any of which could materially adversely affect our business, financial condition and operating results.

Legal claims regarding intellectual property rights are subject to inherent uncertainties due to the oftentimes complex issues involved, and we cannot be certain that we will be successful in defending ourselves against such claims. In addition, some of our larger competitors have extensive portfolios of issued patents. Many potential litigants, including patent holding companies, have the ability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from conducting our business as we have historically done or may desire to do in the future. We might also be required to seek a license and pay royalties for the use of such intellectual property, which may not be available on commercially acceptable terms, or at all. Alternatively, we may be required to develop non-infringing technology or intellectual property, which could require significant effort and expense and may ultimately not be successful.

We have received in the past, and we may receive in the future, communications alleging that certain items posted on or sold through our sites violate third-party copyrights, designs, marks and trade names or other intellectual property rights or other proprietary rights. Brand and content owners and other proprietary rights owners have actively asserted their purported rights against online companies, including Wayfair. In addition to litigation from rights owners, we may be subject to regulatory, civil or criminal proceedings and penalties if governmental authorities believe we have aided and abetted in the sale of counterfeit or infringing products.

Such claims, whether or not meritorious, may result in the expenditure of significant financial, managerial and operational resources, injunctions against us or the payment of damages by us. We may need to obtain licenses from third parties who allege that we have violated their rights, but such licenses may not be available on terms acceptable to us, or at all. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

The inability to acquire, use or maintain our marks and domain names for our sites could substantially harm our business and operating results.

We currently are the registrant of marks for our brands in numerous jurisdictions and are the registrant of the Internet domain name for the websites of Wayfair.com and our other sites, as well as various related domain names. However, we have not registered our marks or domain names in all major international jurisdictions. Domain names generally are regulated by Internet regulatory bodies. If we do not have or cannot obtain on reasonable terms the ability to use our marks in a particular country, or to use or register our domain name, we could be forced either to incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or to elect not to sell products in that country. Either result could materially adversely affect our business, financial condition and operating results.

Furthermore, the regulations governing domain names and laws protecting marks and similar proprietary rights could change in ways that block or interfere with our ability to use relevant domains or our current brand. Also, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights. Regulatory bodies also may establish additional generic or country-code top-level domains or may allow modifications of the requirements for registering, holding or using domain names. As a result, we might not be able to register, use or maintain the domain names that utilize the name Wayfair or our other brands in all of the countries in which we currently or intend to conduct business.

Our use of open source software may pose particular risks to our proprietary software and systems.

We use open source software in our software and systems and will use open source software in the future. The licenses applicable to open source software may require that the source code subject to the license be made available to the public and that any modifications or derivative works to certain open source software continue to be licensed under open source licenses. From time to time, we may face claims from third parties claiming infringement of their intellectual property rights, or demanding the release or license of the open source software or derivative works that we developed using such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of the implicated open source software. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, non-infringement or functionality). Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our sites and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, financial condition and operating results.

Risks Related to Ownership of our Class A Common Stock

Although we do not intend to rely on “controlled company” exemptions from certain corporate governance requirements under the New York Stock Exchange, or NYSE, rules, if we use these exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Our co-founders control a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•                  the requirement that a majority of the board of directors consist of independent directors as defined under the listing rules of the NYSE;

•                  the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•                  the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•                  the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

To the extent we still qualify, we may choose to take advantage of any of these exemptions in the future. As a result, in the future, we may not have a majority of independent directors and we may not have independent director oversight of decisions regarding executive compensation and director nominations.

The dual class structure of our common stock and the existing ownership of capital stock by our executive officers, directors and their affiliates have the effect of concentrating voting control with our co-founders, executive officers, directors and their affiliates for the foreseeable future, which will limit your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Given the greater number of votes per share attributed to our Class B common stock, holders of our Class B common stock, collectively beneficially own shares representing approximately 98.2% of the voting power of our outstanding capital stock as of the completion of the IPO on October 7, 2014. Consequently, the holders of Class B common stock collectively are able to control a majority of the voting power even if their stock holdings represent as few as approximately 10% of the outstanding number of shares of our common stock. Further, as of October 7, 2014, our co-founders own shares representing approximately 50% of the economic interest and 58% of the voting power of our outstanding capital stock and, together with our other executive officers, directors and their affiliates, own shares representing approximately 69% of the economic interest and 85% of the voting power of our outstanding capital stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future.  For example, these stockholders will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock. Additionally, the holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class B common stock are also entitled to a separate vote in the event we seek to amend our certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely.

Future transfers by holders of Class B common stock will generally result in those shares converting on a 1:1 basis to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term, which may include our executive officers and directors and their affiliates.

Our stock price may be volatile or may decline regardless of our operating performance.

The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•                  actual or anticipated fluctuations in our results of operations;

•                  the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•                  failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

•                  announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;

•                  changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;

•                  price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•                  changes in our board of directors or management;

•                  sales of large blocks of our Class A common stock, including sales by our executive officers, directors and significant stockholders;

•                  lawsuits threatened or filed against us;

•                  changes in laws or regulations applicable to our business;

•                  the expiration of contractual lock-up agreements;

•                  changes in our capital structure, such as future issuances of debt or equity securities;

•                  short sales, hedging and other derivative transactions involving our capital stock;

•                  general economic conditions in the United States and abroad;

•                  other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

•                  the other factors described in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies, including e-commerce companies. Stock prices of many technology companies, including e-commerce companies, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and materially adversely affect our business, financial condition and operating results.

Substantial sales of shares of our Class A common stock could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Class A common stock.

All of our executive officers, directors, holders of substantially all of our outstanding capital stock and substantially all of our stock options and restricted stock units are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock until March 31, 2015, which is 180 days from the date of our initial public offering. Subject to certain exceptions, the lock-up agreements limit the number of shares of capital stock that may be sold during that 180-day lock-up period. Subject to certain limitations, approximately 70,265,404 shares of Class B common stock will become eligible for sale upon expiration of the 180-day lock-up period. Goldman, Sachs & Co. may, in its sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of September 30, 2014, there were 643,003 shares of Class B common stock subject to outstanding options. We have registered all of the shares of Class A common stock issuable upon conversion of the shares of Class B common stock issuable upon exercise of outstanding options, and upon exercise of settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares are able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above. The shares of Class A common stock issuable upon conversion of these shares will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our management has broad discretion over our existing cash resources and might not use such funds in ways that increase the value of your investment.

Our management generally has broad discretion over the use of our cash resources, and you will be relying on the judgment of our management regarding the application of these resources. Our management might not apply these resources in ways that increase the value of your investment.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although we will cease to be an “emerging growth company” upon the earliest of (1) the last day of the fiscal year following the fifth anniversary of this offering, (2) the last day of the first fiscal year in which our annual gross revenues are $1.0 billion or more, (3) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities and (4) the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, or the Exchange Act. We cannot predict if investors will find our Class A common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

As a newly public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could materially adversely affect our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be materially adversely affected.

As a result of disclosure of information required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially adversely affect our business, financial condition and operating results.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

•                  permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•                  when the outstanding shares of our Class B common stock represent less than 10% of the then outstanding shares of Class A common stock and Class B common stock, provide that our board of directors will be classified into three classes with staggered, three year terms and that directors may only be removed for cause;

•                  require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•                  authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•                  eliminate the ability of our stockholders to call special meetings of stockholders;

•                  when the outstanding shares of our Class B common stock represent less than 10% of the then outstanding shares of Class A common stock and Class B common stock, prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•                  provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;

•                  restrict the forum for certain litigation against us to Delaware;

•                  reflect the dual class structure of our common stock, as discussed above; and

•                  establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of at least 15% of our capital stock for a period of three years following the date on which the stockholder became a 15% stockholder.

Our certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business and financial condition.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                             Sales of Unregistered Securities

During the period between July 1, 2014 and September 30, 2014, we granted 915,895 restricted stock units for 915,895 shares of our Class B common stock for no consideration upon completion of the vesting schedule to our employees, consultants, directors and advisors pursuant to the 2010 Plan. The grant date fair value of these restricted stock units ranges from $29.00 to $33.67.

During the third quarter of 2014, no shares of our Class B common stock were issued from such restricted stock units. These issuances were made pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.  No underwriters were involved in the foregoing issuances of securities. All of the foregoing securities are deemed restricted securities for purposes the Securities Act.

(b)                                 Use of Proceeds from Public Offering of Common Stock

In October 2014, we completed our IPO, pursuant to which we issued and sold 10,500,000 shares of Class A common stock and the selling stockholders sold 2,150,000 shares of Class A common stock, including 1,650,000 shares of Class A common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The shares sold in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (File No. 333-198171), which was declared effective on October 1, 2014. The offering commenced on October 2, 2014 and did not terminate until the sale of all of the shares offered. Goldman, Sachs & Co. acted as representative of the underwriters. The Class A common stock is listed on the New York Stock Exchange under the symbol “W”.

The shares of Class A common stock were sold at an initial offering price to the public of $29.00 per share for an aggregate offering price of $366.9 million. We did not receive any proceeds from the shares sold by the selling stockholders. We received net proceeds of $282.7 million after deducting approximately $21.8 million in underwriting discount and expenses. We distributed $24.5 million of the net proceeds to our stockholders that held Series A preferred stock immediately prior to the completion of the IPO. Our co-founders and certain of our directors, executive officers and holders of more than 5% of our voting securities held 85% of our outstanding shares of Series A preferred stock and, as a result of their ownership, received 85% of the dividend payment, or approximately $20.8 million. We also used $22.6 million of the net proceeds to satisfy statutory minimum tax withholding and remittance obligations related to the settlement of restricted stock units that settled upon the completion of the IPO.

Item 6.                 Exhibits.

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAYFAIR INC.

Dated: November 14, 2014	By:	/s/ Niraj Shah
Niraj Shah
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2014	By:	/s/ Michael Fleisher
Michael Fleisher
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
3.1	Restated Certificate of Incorporation of Wayfair Inc.		8-K	001-36666	10/8/14	3.1

3.2	Amended and Restated Bylaws of Wayfair Inc.		8-K	001-36666	10/8/14	3.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Schema Linkbase Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X