Form 10-K
period 2014-12-31
Wayfair Inc.
filed 2015-03-19
CIK 1616707

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-36666

Wayfair Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4791999 (I.R.S. Employer Identification Number)
4 Copley Place, 7th Floor, Boston, MA (Address of principal executive offices)	02116 (Zip Code)

(617) 532-6100
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2014 computed by reference to the closing sale price of $19.85 per share as reported on the New York Stock Exchange on that date was $1,651 million. The registrant has provided this information as of December 31, 2014 because its common equity was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

         As of February 28, 2015, there were 37,199,841 shares of the registrant's Class A common stock, par value $0.001 per share, and 46,192,680 shares of the registrant's Class B common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Wayfair Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.

        In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

PART I

Item 1.    Business.

Overview

        Wayfair is one of the world's largest online destinations for the home. Through our e-commerce business model, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over seven million products from over 7,000 suppliers across five distinct brands: Wayfair.com, Joss & Main, AllModern, DwellStudio and Birch Lane.

        The typical Wayfair customer is a 35 to 65 year old woman with an annual household income of $60,000 to $175,000, who we consider to be a mass market consumer and who we believe is underserved by traditional brick and mortar and other online retailers of home goods. Because each of our customers has a different taste, style, purchasing goal and budget when shopping for her home, we have built one of the largest online selections of furniture, home furnishings, décor and goods. We are able to offer this vast selection of products while holding minimal inventory because we typically ship products directly from our suppliers to our customers. This supplier direct fulfillment network is a key component of our custom-built technology and operational platform, which also includes extensive supplier integrations, a proprietary transportation delivery network and superior customer service.

        We founded our company in May 2002 and have since delivered over 15 million orders. From 2002 through 2011, the Company was bootstrapped by our co-founders and operated as hundreds of niche websites, such as bedroomfurniture.com and allbarstools.com. In 2006, we launched AllModern. In late 2011, we made the strategic decision to close and permanently redirect over 240 of our niche websites into Wayfair.com to create a one-stop shop for furniture, home furnishings, décor and goods and to build brand awareness, drive customer loyalty and increase repeat purchasing. We also changed our name from CSN Stores LLC to Wayfair LLC. In connection with our initial public offering, we formed Wayfair Inc. to be a holding company with no material assets other than 100% of the equity interests in Wayfair LLC.

        Our co-founders are lifetime tech innovators who have worked together in the commercial internet sector since 1995 and have created a company culture deeply rooted in technology. Our technology and data focus facilitates critical e-commerce capabilities such as tailored shopping experiences across our five brands, consumer targeting and personalization, and "anytime, anywhere" shopping across our websites, mobile-optimized websites and mobile applications, which we collectively refer to as our sites.

Our Industry

        The home goods market is large and characterized by specific consumer trends, structural challenges and market dynamics that are shaping the future of our industry.

  Addressable Market Size and Growth

        The home goods market is large, global and growing. We believe the mass market for home goods represents the largest addressable opportunity within the home goods sector and that the mass market consumer is underserved due to structural limitations of brick and mortar and other online retailers. In 2014, women represented 73% of our customers. According to a data released by the U.S. Census Bureau, there are 158 million women in the United States, of which 63 million are between the ages of 35 and 65. We believe these women control an outsized share of spending, particularly spending related to furniture, home furnishings, décor and goods. In addition, we believe there are approximately 70 million millennials (which we define as individuals currently between the ages of 19 to 32) in the United States, many of whom are accustomed to purchasing goods online. As millennials age, start new families and move into new homes, we expect online sales of home goods to increase. In addition, we believe the online home goods market will further grow as older generations of consumers become increasingly comfortable purchasing online. Additionally, mobile commerce is growing rapidly and is just beginning in home goods. The proliferation of smartphones and tablets has made mobile commerce one of the fastest growing online channels. Since consumers have access to their mobile devices virtually anytime and anywhere, they have the opportunity to browse, discover and shop throughout the day.

  Why Home is Different

        Home is Shopped Differently than Other Retail Verticals:    Homes are personal expressions of self and identity, which is why many consumers seek uniqueness, crave originality and enjoy the feeling created by home design, furniture and décor. Consumers shopping for home goods often cannot articulate what they are looking for other than to describe a feeling or visual image that they want to capture in their home. In addition, while consumers typically know the names of big box and specialty retailers that offer various home products, we believe they rarely know the names of the product brands or suppliers. We believe traditional search-based sites that rely on directed product search (e.g., "running sneakers") or brand name search (e.g., "Samsung 32-inch LCD television") have difficulty serving customers shopping for home products in this more emotional, visual and inspirational manner.

        Home Shoppers Desire Uniqueness, which Requires Vast Selection:    In the mass market for home goods, consumers with different tastes, styles, purchasing goals and budgets require a broad selection of products and choices. This need for selection applies across many home categories, including furniture, décor, lighting, kitchen, bed & bath, outdoor, home improvement and baby & kids, each of which has dozens of sub-categories with hundreds to tens of thousands of products. Brick and mortar home goods retailers must balance a consumer's desire for uniqueness, which requires massive selection, with the challenges of high inventory carrying costs and limited showroom and storage space.

        Time Consuming and Inconvenient for Consumers to Shop across Brick and Mortar Home Retailers:    To browse a vast selection of products across highly-fragmented brick and mortar retailers, consumers must shop multiple stores. For example, if a nearby furniture retailer has 20 bedroom sets on its showroom floor, a consumer may feel she must visit multiple stores to see a wide enough selection to make an informed purchase decision that satisfies her style and budget needs. We believe the lack of an easy-to-browse, one-stop shopping experience with massive selection has led to dissatisfaction with brick and mortar home goods shopping. In contrast, Wayfair.com offers over 1,000 bedroom sets across many styles and prices, which mitigates the need for a consumer to visit multiple stores to find the perfect item at a price she can afford.

        Difficult to Browse, Value Shop and Price Compare:    Mass market home goods shoppers frequently seek a wide variety of information from disparate online and offline sources to research home goods products. Because this information is not easily comparable, it is difficult for consumers to make informed home décor and design-related decisions. In addition, consumers may struggle to mix and match different home goods items they are considering buying from multiple traditional brick and mortar retailers.

        Challenging Logistics for Consumers and Retailers:    Logistics, fulfillment and customer service for home goods products are challenging given the various categories, shapes, sizes, weights and price points in the home market. Given the personal nature and high touch physical characteristics of home goods products, many consumers seek first-rate customer service so they are not burdened with managing delivery, shipping and return logistics on their own. However, we believe big box retailers that serve the mass market for home goods are often unable or unwilling to provide this level of service. In addition, many regional retailers do not ship nationally, which we believe is because they lack the required scalable technology, operations and distribution infrastructure.

Our Solution

  Key Benefits for Our Customers

        We offer our consumers vast selection, easy access and value, inspirational content, personalized and mobile shopping experiences and superior customer service to help them find the perfect item at a price they can afford.

        Broad Selection and Choice:    We offer one of the largest online selections of furniture, home furnishings, décor and goods with over seven million products from over 7,000 suppliers.

        Easy Access and Value:    We offer consumers a one-stop shop with home goods pricing designed to be on par with big box retailers and a merchandising experience designed to be on par with specialty retailers.

        Inspirational Photography and Editorial Content:    To inspire customers, we produce beautiful imagery and highly-tailored editorial content both in house and through third parties.

        Personalized and Mobile Shopping Experiences:    We use personalization, based on past browsing, shopping patterns and personal preferences, to create a more engaging consumer experience. Our investment in mobile allows us to deliver value, convenience and inspiration to consumers anytime and anywhere.

        Superior Customer Service:    Our customer service organization has over 600 representatives who help consumers navigate our sites, answer questions and help complete orders. This team helps us build trust with consumers, build our brand awareness, enhance our reputation and drive sales.

  Key Benefits for Our Suppliers

        Through our technology platform, we offer our suppliers a cost-effective channel, the ability to leverage our technological expertise, a real-time view of our demand and proven logistics capabilities to help sell their products.

        Cost-Effective Access to Our Large Customer Base:    We sell products from over 7,000 suppliers, many of which are small, family-run operations without well-known product brands and without easy retail access to a large customer base. We provide our suppliers with access to our customer base of 3.2 million active customers, enabling them to increase their sales and access the growing e-commerce market.

        Ability to Leverage Our Technological Expertise to Drive Sales:    Our technology platform is designed to allow suppliers to easily provide us with their full product selection. Through our technology platform, we believe many of our suppliers have increased their sales, which has strengthened their loyalty to us.

        Real-Time View of Demand and Inventory Needs via Data and Analytics:    We offer our suppliers a real-time view of our demand and inventory needs via powerful data and analytics.

        Proven Logistics Capabilities:    Our logistics infrastructure allows us to ship directly from our suppliers to our customers. This supplier direct fulfillment network is a key component of our custom-built and seamlessly integrated technology and operational platform.

Our Strengths

        We believe we have achieved our market leading position through the following key strengths:

  •
  our large scale drives powerful network effects;

  •
  superior logistics infrastructure and supplier direct fulfillment network require minimal inventory and capital expenditures;

  •
  trusted brand with rapidly growing awareness;

  •
  personalized shopping experiences and differentiated use of data, analytics and technology drive high customer repeat rates;

  •
  powerful and custom-built technology platform;

  •
  well-positioned to benefit from platform shift to mobile; and

  •
  proven and operationally disciplined management team.

Our Growth Strategy

        Our goal is to further improve our leadership in the home goods market by pursuing the following key strategies:

  •
  continue building leading retail home brands;

  •
  acquire more customers;

  •
  continue to invest in the consumer experience;

  •
  increase repeat purchasing through merchandising, data, analytics and technology;

  •
  add new suppliers and deepen relationships with our existing suppliers;

  •
  continue to invest in our technology and operational platform, including our mobile platform;

  •
  expand internationally; and

  •
  opportunistically pursue strategic acquisitions.

Brands

        Each of our customers has a different taste, style, purchasing goal and budget when shopping for her home. To help her find the right products for her home, we offer five distinct brands: Wayfair.com, Joss & Main, AllModern, DwellStudio and Birch Lane. Each brand has a unique identity that offers a tailored shopping experience and rich product selection to a different target audience.

        Wayfair.com:    Wayfair.com is our flagship mass market brand that focuses on offering the largest selection of home furnishings and décor, from low- to high-end and across all styles.

        Joss & Main:    Joss & Main is our online flash sales site that combines inspiring home design with significant savings.

        AllModern:    AllModern is an online destination for original design for modern home enthusiasts.

        DwellStudio:    DwellStudio is an online design studio for modern, fashion- forward home furnishings.

        Birch Lane:    Birch Lane is a new destination for classic style and timeless home designs.

        In addition to our five brands, we also generate net revenue through two other sources:

        Retail Partners:    A portion of our net revenue is generated online by retail partners. These relationships allow consumers to purchase Wayfair products through the retail partners' sites.

        Wayfair Media Solutions:    Wayfair helps selected manufacturers, retailers and other advertisers market to our large consumer audience.

Technology

        We have custom-built our proprietary technology and operational platform to deliver the best experience for both our customers and suppliers. Our success has been built on a culture of data-driven decision-making, operational discipline and an unwavering focus on the customer. We employ over 300 engineers and data scientists and believe we are able to attract and retain some of the best technological minds. Our engineering department is organized into four operating groups that have built a full set of technology solutions specific for the home goods market:

        Storefront:    A large set of tools and systems with which our customers directly interact. Our storefront team develops an experience specifically tuned for shopping the home goods category.

        Operations:    A majority of the software we have written is designed to deliver the reliable and consistent experience consumers desire, but is not consumer facing.

        Infrastructure:    We have developed a variety of tools and systems that enable us to move quickly and efficiently as we scale our organization. Our infrastructure group supports a variety of proprietary, purchased as well as open source systems. Our infrastructure group is primarily focused on the tools, processes, systems and platforms that provide the technical infrastructure that drives our business.

        Corporate IT:    In addition to developing a large amount of software that is specific to our business, we run systems common across multiple industries.

Competition

        The market for online home goods and furniture is highly competitive, fragmented and rapidly changing. While we are primarily focused on the mass market, we compete across all segments of the home goods market. Our competition includes furniture stores, big box retailers, department stores, specialty retailers and online retailers and marketplaces:

  •
  Furniture Stores:  Ashley Furniture, Bob's Discount Furniture, Havertys, Raymour & Flanigan and Rooms To Go;

  •
  Big Box Retailers:  Bed Bath & Beyond, Home Depot, IKEA, Lowe's, Target and Walmart;

  •
  Department Stores:  JCPenney and Macy's;

  •
  Specialty Retailers:  Crate and Barrel, Ethan Allen, HomeGoods, Pottery Barn and Restoration Hardware; and

  •
  Online Retailers and Marketplaces:  Amazon and eBay.

        We believe that the primary competitive factors in the mass market are vast selection, visually inspiring browsing, compelling merchandising, ease of product discovery, price, convenience, reliability, speed of fulfillment and customer service. We believe our technological and operational expertise allows us to provide our customers with a vast selection of goods, attractive price points, reliable and timely fulfillment, plus superior customer service, and that the combination of these capabilities is what provides us with a sustainable competitive advantage.

Sales and Marketing

        Our sales and marketing efforts bring new and repeat customers to our sites and help us acquire their email addresses through various paid and non-paid advertising methods. Our paid advertising efforts include search engine marketing, display advertising, paid social media, catalog and television advertisements. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile "push" notifications and email. Upon acquiring a customer or a potential customer's email address, we seek to increase their engagement with our sites and drive repeat purchases. This effort to increase engagement and repeat purchasing is primarily accomplished via unpaid mobile "push" notifications and email marketing efforts. We rigorously manage our paid marketing efforts, to ensure that each new spending initiative is cost-effective with a measurable return on investment within a short period of time.

Employees

        As of December 31, 2014, we had 2,353 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our fulfillment centers. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Intellectual Property

        Our intellectual property, including any trademarks, copyrights, domain names, patents, trade dress, trade secrets and proprietary technologies, is an important part of our business. To protect our intellectual property, we rely on a combination of laws and regulations, as well as contractual restrictions. We pursue the registration of our trademarks, including "Wayfair" and certain variations thereon, copyrights and domain names in the United States and certain foreign locations. We also rely on the protection of laws regarding unregistered copyrights for our proprietary software and certain other content we create. We will continue to evaluate the merits applying for copyright registrations in the future. We have an issued patent regarding our proprietary technology and we are evaluating additional patent applications. We expect to consider filing patent applications for future technology inventions. We also rely on trade secret laws to protect our proprietary technology and other intellectual property. To further protect our intellectual property, we enter into confidentiality and assignment of invention assignment agreements with employees and certain contractors and confidentiality agreements with other third parties, such as suppliers.

Company Information

        We began operating as Smart Tech Toys, Inc., a Massachusetts corporation, in May 2002 and changed our name to CSN Stores, Inc. in February 2003. In March 2008, we formed, and contributed all of the assets and liabilities of CSN Stores, Inc. to, a subsidiary, CSN Stores LLC, and we continued operating our business through this Delaware limited liability company. In late 2011, we changed the name of CSN Stores, Inc. to SK Retail, Inc. and changed our name from CSN Stores LLC to Wayfair LLC. In connection with our initial public offering, we completed an internal restructuring, as a result of which Wayfair Inc. was formed to be a holding company with no material assets other than 100% of the equity interests in Wayfair LLC and SK Retail, Inc. The holders of the equity interests in Wayfair LLC held the same ownership interests in Wayfair Inc. as they did in Wayfair LLC immediately prior to the internal restructuring. SK Retail, Inc. was the only holder of equity interest in Wayfair LLC with operations. Accordingly the historical financial statements of SK Retail, Inc. have been combined with the historical financial statements of Wayfair LLC for the periods presented. In addition, all of our outstanding common units and incentive units of Wayfair LLC were exchanged for shares of common stock or incentive units for common stock, and then were converted into shares of Class B common stock or incentive units for Class B common stock. In addition, all of outstanding preferred units were exchanged for shares of Series A and Series B convertible preferred stock. Immediately prior to the completion of the IPO, all of our outstanding shares of Series A and Series B convertible preferred stock converted into shares of Class B common stock.

        Our executive offices are located at 4 Copley Place, 7th Floor, Boston, MA 02116, and our telephone number is (617) 532-6100. Our corporate website address is Wayfair.com. The information contained in, or accessible through, our website does not constitute part of this Annual Report on Form 10-K.

Available Information

        We encourage investors to use our investor relations website, investor.wayfair.com, to find information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission ("SEC"), and corporate governance information (including our Code of Business Conduct and Ethics). We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Exchange Act. All material we file with the SEC is publicly available at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Wayfair and other issuers that file electronically with the SEC. Our website and the information contained therein or connected thereto are not a part of, or incorporated into, this Annual Report on Form 10-K.

Item 1A.    Risk Factors.

RISK FACTORS

        Our operations and financial results are subject to various risks and uncertainties, including those described below. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

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

        To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. The number of our employees increased from 1,558 full-time equivalents as of December 31, 2013 to 2,353 full-time equivalents as of December 31, 2014. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel, particularly in the Boston, Massachusetts area where our headquarters are located. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results.

        Additionally, the growth of our business places significant demands on our management and other employees. For example, we typically launch hundreds of promotional events across thousands of products each month on Wayfair.com, in addition to hundreds of promotional events—or "Daily Events"—on Joss & Main in which we promote thousands of products via emails, "push" notifications and personalized displays. These events require us to produce updates of our sites and emails to our customers on a daily basis with different products, photos and text. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our supplier base. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.

         If we fail to acquire new customers, or fail to do so in a cost- effective manner, we may not be able to increase net revenue per active customer or achieve profitability.

        Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase home goods and may prefer alternatives to our offerings, such as traditional brick and mortar retailers, the websites of our competitors or our suppliers' own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. For example, we have continued to expand our national U.S. television branding and advertising campaigns. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.

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

        We also utilize paid and non-paid advertising. Our paid advertising includes search engine marketing, display advertising, paid social media and television advertisements. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile "push" notifications and email. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google, Bing and Yahoo!. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers and our financial condition would suffer.

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

         Our business depends on our ability to build and maintain strong brands. We may not be able to maintain and enhance our existing brands if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers' expectations, which could materially adversely affect our business, results of operations and growth prospects.

        We currently offer five distinct brands to our customers, but we have a limited operating history with most of these brands. Maintaining and enhancing these brands are critical to expanding our base of customers and suppliers. However, a significant portion of our customers' brand experience depends on third parties outside of our control, including suppliers and logistics providers such as FedEx, UPS and the U.S. Postal Service. If these third parties do not meet our or our customers' expectations, our brand may suffer irreparable damage. In addition, maintaining and enhancing these brands may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our suppliers, which we may not do successfully.

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

        We believe international expansion represents a significant growth opportunity for us. Today, we deliver products to customers in a number of countries, including the United States, the United Kingdom, Canada, Australia, Germany, France, Austria, Ireland and New Zealand. We plan to expand into other international markets in order to grow our business, which will require significant management attention and resources. For example, we have made and will continue to make significant investments in information technology, logistics, supplier relationships, merchandising and marketing in the foreign jurisdictions in which we operate or plan to operate. We have limited experience in selling our products to conform to different local cultures, standards and regulations, and the products we offer may not appeal to customers in the same manner, if at all, in other geographies. We may have to compete with local companies which understand the local market better than we do and/or may have greater brand recognition than we do. In addition, to deliver satisfactory performance for customers in international locations, it may be necessary to locate physical facilities, such as consolidation centers, in foreign markets, and we may have to invest in these facilities before we can determine whether or not our foreign operations are successful. We have limited experience establishing such facilities internationally and therefore may decide not to continue with the expansion of operations. We may not be successful in expanding into additional international markets or in generating net revenue from foreign operations. Furthermore, different privacy, censorship, liability, intellectual property and other laws and regulations in foreign countries may cause our business, financial condition and operating results to be materially adversely affected.

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

  •
  changes in a specific country's or region's political or economic conditions;

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

        We have a history of losses, and we accumulated $306.2 million in common members' deficit as Wayfair LLC and an additional $58.1 million loss as Wayfair Inc. through December 31, 2014. We expect our operating losses and negative cash flow to continue in the near-term as we increase investment in our business. Because the market for purchasing home goods online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may never achieve profitability. We expect our operating expenses to increase over the next several years as we increase our advertising budget, hire additional personnel and continue to develop features on our sites. In particular, we intend to continue to invest substantial resources in marketing to acquire new customers. In addition, as we grow as a newly public company, we have and will continue to incur additional significant legal, accounting and other expenses that we did not previously incur as a private company. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.

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

        We currently utilize two third-party data center hosting facilities. If the main facility where substantially all of our computer and communications hardware is located fails, or if we suffer an interruption or degradation of services at our main facility, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, data loss, acts of war, break-ins, earthquake and similar events. In the event of a failure of our main facility, the failover to our back-up facility could take substantial time, during which time our sites could be completely shut down. Our back-up facility is designed to support transaction volume at a level slightly above our average daily sales, but is not adequate to support spikes in demand. The back-up facility may not process effectively during time of higher traffic to our sites and may process transactions more slowly and may not support all of our sites' functionality.

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

        Our business is rapidly evolving and intensely competitive, and we have many competitors in different industries. Our competition includes: furniture stores, big box retailers, department stores, specialty retailers, and online retailers and marketplaces, including:

  •
  Furniture Stores:  Ashley Furniture, Bob's Discount Furniture, Havertys, Raymour & Flanagan and Rooms To Go;

  •
  Big Box Retailers:  Bed, Bath & Beyond, Home Depot, IKEA, Lowe's, Target and Walmart;

  •
  Department Stores:  JCPenney and Macy's;

  •
  Specialty Retailers:  Crate and Barrel, Ethan Allen, HomeGoods, Pottery Barn and Restoration Hardware; and

  •
  Online Retailers and Online Marketplaces:  Amazon and eBay.

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

        The online market for home goods in the United States is less developed than the online market for apparel, consumer electronics and other consumer products in the United States and, we believe, only accounts for a small portion of the market as a whole. If the online market for home goods does not gain acceptance, our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased home goods through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures in order to attract additional online consumers to our sites and convert them into purchasing customers. Specific factors that could impact consumers' willingness to purchase home goods from us include:

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

        If the shopping experience we provide does not appeal to consumers or meet the expectations of existing customers, we may not acquire new customers at rates consistent with historical periods, and existing customers' buying patterns and levels may be less than historical rates.

         We may be subject to product liability claims if people or property are harmed by the products we sell.

        Some of the products we sell or have manufactured for us may expose us to product liability claims and litigation or regulatory action relating to personal injury, death or environmental or property damage. Some of our agreements with our suppliers and international manufacturers may not indemnify us from product liability for a particular supplier's or international manufacturer's products, or our suppliers or international manufacturers may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

         Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance as well as our reputation and brand.

        We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, the financial stability of suppliers, suppliers' ability to meet our standards, labor problems experienced by suppliers, the availability of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers are beyond our control.

        Our agreements with most of our suppliers do not provide for the long-term availability of merchandise or the continuation of particular pricing practices, nor do they restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to seek to sell us products on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. Our ability to develop and maintain relationships with reputable suppliers and offer high quality merchandise to our customers is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to offer a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers' needs, and therefore our long-term growth prospects, would be materially adversely affected.

        We also are unable to predict whether any of the countries in which our suppliers' products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, could increase the cost or reduce the supply of merchandise available to our customers and materially adversely affect our financial performance as well as our reputation and brand. Furthermore, some or all of our suppliers' foreign operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.

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

        As of December 31, 2014, we had relationships with over 7,000 suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.

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

        As part of offering our suppliers' products for sale on our sites, these suppliers generally agree to conduct a number of traditional retail operations with respect to their respective products, including maintaining inventory and preparing merchandise for shipment to our customers. We may be unable to ensure that these suppliers will continue to perform these services to our or our customers' satisfaction in a manner that provides our customer with a unified brand experience or on commercially reasonable terms. If our customers become dissatisfied with the services provided by our suppliers, our business, reputation and brands could suffer.

         We depend on our relationships with other third parties, including our retail partners, and changes in our relationships with these parties could adversely impact our revenue and profits.

        In the years ending December 31, 2014 and 2013, approximately 16% and 26%, respectively, of our net revenue was generated from other operations, consisting primarily of revenue generated online by third parties, which we refer to as our retail partners. Our relationships with our retail partners allow consumers to purchase products offered by us though their websites and mobile applications. Because our agreements with our retail partners are generally terminable at will, we may be unable to maintain these relationships, and our results of operations could fluctuate significantly from period to period depending on the performance of our retail partners and their willingness to continue to offer and/or promote our products. Our agreements with our retail partners may also restrict our ability to market certain products, and not all of our suppliers may permit us to market through all of our retail partners' sites. Because some of our retail partners are competitors or potential competitors in the home goods market, some or all of our retail partners may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. Because we do business with a small number of retail partners, if any one of our contracts with our retailer partners were to terminate, our revenue from our retail partners may decline and our relationships with our suppliers may be adversely affected.

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

        We were a private company for 12 years prior to our initial public offering in October 2014 and, as such, have not historically had the internal control and financial reporting requirements that are required of a publicly-traded company. Commencing in 2015 we are required to comply with the requirements of The Sarbanes-Oxley Act of 2002, which requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

        We continue to invest in more robust technology and in more resources in order to manage those reporting requirements. Implementing the appropriate changes to our internal controls may distract our officers and employees, result in substantial costs if we implement new processes or modify our existing processes and require significant time to complete. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results. In addition, we currently rely on a manual process in some areas which increases our exposure to human error or intervention in reporting our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.

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

        The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. We launched our mobile applications for Joss & Main in 2012, and in 2014 we launched the Wayfair.com mobile application. In addition, all of our sites in North America and a majority of our international sites are mobile-optimized. Because we have only recently launched a majority of our mobile-optimized sites and a mobile application for Wayfair.com, and cannot be certain that they will be successful.

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

        Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Some of the factors adversely affecting consumer spending include levels of unemployment, consumer debt levels, changes in net worth based on market changes and uncertainty, home foreclosures and changes in home values, fluctuating interest rates, credit availability, government actions, fluctuating fuel and other energy costs, which in recent months have been particularly volatile, fluctuating commodity prices and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net revenue and have a material adverse effect on our operating results.

         Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our net revenue and business.

        Our business is highly dependent upon email and other messaging services for promoting our sites and products. Daily promotions offered through emails and other messages sent by us, or on our behalf by our vendors, generate a significant portion of our revenue. We provide daily emails and "push" communications to customers and other visitors informing them of what is available for purchase on our sites that day, and we believe these messages are an important part of our customer experience and help generate a substantial portion of our net revenue. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may reduce the number of subscribers opening our emails. For example, in 2013 Google Inc.'s Gmail service a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber's inbox or viewed as "spam" by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers' ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.

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

        Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party "cookies" and other methods of online tracking for behavioral advertising and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.

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

        Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of consumer information, including consumers' personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these breaches of security occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a subscriber's password could access the subscriber's transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have an material adverse effect on our business, financial condition and operating results. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

         Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.

        Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. For example, Congress is considering legislation, the "Marketplace Fairness Act," that would require companies engaged in e-commerce to collect sales tax taxes on Internet revenue. We cannot predict the effect of current attempts to impose sales, income or other taxes on e-commerce. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.

         Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, commercial activity, VAT or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.

        We do not collect sales and use, commercial activity, VAT or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, VAT and similar tax laws and rates vary greatly by jurisdiction. Several states have presented us with tax assessments, alleging that we are required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, not including taxes allegedly owed for periods subsequent to such assessments or interest and penalties after the date we last received such assessments, is approximately $11.7 million. While we do not believe that we are obligated to collect and remit such taxes and intend to vigorously defend our position, we cannot be sure of the outcome of our discussions and/or appeals with these states. In the event of an adverse outcome, we could face assessments for additional time periods since the last assessments we received, plus any additional interest and penalties. We also expect additional jurisdictions may make similar assessments in the future. As a result, we may be required to collect such taxes in additional jurisdictions in the future. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition and operating results.

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

        We may expend substantial funds to satisfy minimum statutory tax withholding and remittance obligations when we settle a portion of our restricted stock units, or RSUs, that were granted prior to our initial public offering. Our RSUs vest upon the satisfaction of both a service condition, which is typically satisfied over a period of five years, and an event condition, which was satisfied upon the closing of our initial public offering on October 7, 2014. On the settlement dates for our RSUs, we currently plan to withhold shares and remit income taxes on behalf of the holders of our RSUs at the applicable minimum statutory rates based on the then current value of the underlying shares of our common stock, which we refer to as a net settlement. In connection with these net settlements, we will withhold and remit the tax liabilities on behalf of the RSU holders to the relevant tax authorities in cash. For example, from the closing of our IPO through December 31, 2014, our tax obligation was approximately $28.0 million in the aggregate.

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

        As part of our business strategy, we may acquire other companies or businesses. Since our inception, we have made two acquisitions, the remainder of the stake of our Australian joint venture in 2011 and DwellStudio in 2013. Acquisitions involve numerous risks, any of which could harm our business, including: difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company; difficulties in supporting and transitioning suppliers, if any, of an acquired company; diversion of financial and management resources from existing operations or alternative acquisition opportunities; failure to realize the anticipated benefits or synergies of a transaction; failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues; risks of entering new markets in which we have limited or no experience; potential loss of key employees, customers and suppliers from either our current business or an acquired company's business; inability to generate sufficient net revenue to offset acquisition costs; additional costs or equity dilution associated with funding the acquisition; and possible write-offs or impairment charges relating to acquired businesses.

        We may also pursue acquisitions in businesses that are complementary to our business but otherwise new to our organization. Pursuing complementary business opportunities would require significant time and resources that may divert management's attention from other business activities. In addition, any complementary businesses we acquire may expose us to additional laws, regulations and risks, including the risk that we may incur ongoing operating expenses in such businesses in excess of revenue, which could harm our results of operations and financial condition. The financial profile of any such new businesses may be different than our current financial profile, which could also materially adversely affect our financial condition.

         We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.

        We believe our success has depended, and continues to depend, on the efforts and talents of Niraj Shah, one of our co-founders, co-chairman of the board of directors and our Chief Executive Officer, Steven Conine, one our co-founders, co-chairman of the board of directors and Chief Technology Officer, and other members of our management team. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers, engineers and merchandising and technology personnel. The market for such positions in the Boston area and other cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees or our inability to recruit and develop mid-level managers could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.

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

Risks Related to Ownership of our Class A Common Stock

         Although we do not intend to rely on "controlled company" exemptions from certain corporate governance requirements under the New York Stock Exchange, or NYSE, rules, if we use these exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

        Our co-founders control a majority of the voting power of our outstanding common stock. As a result, we qualify as a "controlled company" within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

  •
  the requirement that a majority of the board of directors consist of independent directors as defined under the listing rules of the NYSE;

  •
  the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

  •
  the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

  •
  the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

        To the extent we still qualify, we may choose to take advantage of any of these exemptions in the future. As a result, in the future, we may not have a majority of independent directors and we may not have independent director oversight of decisions regarding executive compensation and director nominations.

         The dual class structure of our common stock has the effect of concentrating voting control with our co-founders, which will limit your ability to influence corporate matters.

        Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Following the IPO, our Class B common stock was held primarily by our co-founders, other executive officers, directors and their affiliates. Due to optional conversions of Class B common stock into Class A common stock following the IPO, our Class B common stock is held primarily by our co-founders and their affiliates. As of December 31, 2014, our co-founders and their affiliates own shares representing approximately 49.2% of the economic interest and 82.1% of the voting power of our outstanding capital stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. For example, these stockholders will be able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock. Additionally, holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class B common stock are also entitled to a separate vote in the event we seek to amend our certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely.

        Future transfers by holders of Class B common stock will generally result in those shares converting on a 1:1 basis to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term, which may include our executive officers.

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

  •
  other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

  •
  the other factors described in the sections titled "Risk Factors" and "Special Note Regarding Forward-Looking Statements."

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

        All of our executive officers, directors, holders of substantially all of our outstanding capital stock and substantially all of our stock options and restricted stock units are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock until March 31, 2015, which is 180 days from the date of our initial public offering. Subject to certain exceptions, the lock-up agreements limit the number of shares of capital stock that may be sold during that 180-day lock-up period. Subject to certain limitations, approximately 70.9 million shares of common stock will become eligible for sale upon expiration of the 180-day lock-up period.

        In addition, as of December 31, 2014, there were 449,046 shares of common stock subject to outstanding options. We have registered all of the shares of Class A common stock issuable upon conversion of the shares of Class B common stock issuable upon exercise of outstanding options, and upon exercise of settlement of any options or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares are able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements described above. The shares of Class A common stock issuable upon conversion of these shares will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

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

         The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain additional executive management and qualified board members.

        As a newly public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly since, after December 31, 2014, we are no longer an "emerging growth company." The

Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could materially adversely affect our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

        In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be materially adversely affected.

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

  •
  authorize the issuance of "blank check" preferred stock that our board of directors could use to implement a stockholder rights plan;

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

         Our certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

        Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business and financial condition.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate headquarters are in Boston, MA, where we currently occupy approximately 275,000 square feet of office space pursuant to a lease that expires in June 2024. We also occupy additional office space in two locations near our headquarters. We also lease approximately 795,000 square feet of fulfillment center space in Hebron, KY and Ogden, UT. This fulfillment center space is expected to expand by at least an additional 180,000 square feet in 2015. We lease additional office space in Ogden, UT, Orem, UT and New York, NY, a photography studio in Framingham, MA and retail space in New York, NY for DwellStudio. Our European headquarters are located in Galway, Ireland, where we currently lease approximately 6,200 square feet of office space. We also lease additional office space in Sydney, Australia, London, England and Berlin, Germany for our international operations.

Item 3.    Legal Proceedings.

        From time to time we may be involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management's attention from important business matters and initiatives, negatively impacting our overall operations. In addition, we may also find ourselves at greater risk to outside party claims as we increase our operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

        Our Class A common stock began trading on the New York Stock Exchange under the symbol "W" on October 2, 2014. Prior to that time, there was no public market for our Class A common stock. As a result, we have not set forth quarterly information for the two most recent fiscal years. From October 2, 2014, until December 31, 2014 shares of our Class A common stock have traded as high as $39.43 and as low as $16.74.

        There is no public market for our Class B common stock.

Holders of Our Common Stock

        As of February 28, 2015, there were 29 holders of record of shares of our Class A common stock and 684 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than this numbers of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

        We do not expect to pay any dividends on our Class A common stock or Class B common stock in the foreseeable future. Any future determination to pay dividends will be at the sole discretion of our board of directors, subject to applicable laws. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, our capital requirements, contractual, legal, tax and regulatory restrictions, and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant.

        Prior to our initial public offering and related internal restructuring, we operated as a limited liability company and made tax distributions to our then-current stockholders to the extent we have had taxable net income attributable to them. In March 2014 and October 2014, we distributed cash dividends to our Series A preferred stockholders in the aggregate amount of $39.5 million as further described in note 10, "Stockholders' Equity (Deficit)" to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Securities Authorized For Issuance Under Equity Compensation Plans

        Information regarding our equity compensation plans and securities authorized for issuance thereunder is set forth under Part III, Item 12 below.

Recent Sales of Unregistered Securities

        During the period from January 1, 2014 to December 31, 2014, we issued 1,384,468 shares, net of shares withheld to satisfy statutory minimum tax withholding obligations, of Class B common stock upon the vesting of outstanding restricted stock units. The issuance of these securities were pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.

Use of Proceeds from Public Offering of Common Stock

        In October 2014, we completed our IPO, pursuant to which we issued and sold 10,500,000 shares of Class A common stock and the selling stockholders sold 2,150,000 shares of Class A common stock, including 1,650,000 shares of Class A common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares. The shares sold in the IPO were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (File No. 333-198171), which was declared effective on October 1, 2014. The offering commenced on October 2, 2014.

        The shares of Class A common stock were sold at an initial offering price to the public of $29.00 per share for an aggregate offering price of $366.9 million. We did not receive any proceeds from the shares sold by the selling stockholders. We received net proceeds of $282.9 million after deducting approximately $21.6 million in underwriting discount and expenses. We distributed $24.5 million of the net proceeds to our stockholders that held Series A preferred stock immediately prior to the completion of the IPO. Our co-founders and certain of our directors, executive officers and holders of more than 5% of our voting securities held 85% of our outstanding shares of Series A preferred stock and, as a result of their ownership, received 85% of the dividend payment, or approximately $20.8 million. We also used approximately $22.6 million of the net proceeds to satisfy statutory minimum tax withholding and remittance obligations primarily related to the vesting of restricted stock units that settled upon the completion of the IPO.

Issuer Purchases of Equity Securities

        None

Item 6.    Selected Consolidated Financial Data

        You should read the following selected consolidated financial data below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included in this Annual Report on Form 10-K. The following consolidated statements of operations data for the fiscal years ended December 31 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The following consolidated balance sheet data as of December 31, 2012 is derived from the audited consolidated financial statements of Wayfair LLC not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial and other data should be read in conjunction with the sections entitled Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data."

	Years ended December 31,
	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statements of Operations:
Net revenue	$1,318,951	$915,843	$601,028
Cost of goods sold(1)	1,007,853	691,602	455,879

Gross profit	311,098	224,241	145,149
Operating expenses:
Customer service and merchant fees(1)	55,804	35,500	25,730
Advertising	191,284	108,469	65,504
Merchandising, marketing and sales(1)	80,113	33,506	22,136
Operations, technology, general and administrative(1)	130,701	62,246	52,961
Amortization of acquired intangible assets	980	539	212

Total operating expenses	458,882	240,260	166,543

Loss from operations	(147,784)	(16,019)	(21,394)
Interest income, net	350	245	234
Other (expense) income, net	(489)	294	155

Loss before income taxes	(147,923)	(15,480)	(21,005)
Provision for income taxes	(175)	(46)	(50)

Net loss	(148,098)	(15,526)	(21,055)
Accretion of convertible redeemable preferred units	$(2,071)	$(25,388)	$(12,154)

Net loss attributable to common unit holders	(150,169)	(40,914)	(33,209)

Net loss attributable to common unit holders per unit—basic and diluted	$(2.97)	$(0.99)	$(0.80)

Weighted average number of common units outstanding used in computing per unit amounts—basic and diluted	50,641,601	41,331,546	41,271,992

(1)
Includes equity based compensation and related taxes as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of goods sold	$369	$—	$—
Customer service and merchant fees	2,265	—	—
Merchandising, marketing and sales	28,514	—	—
Operations, technology, general and administrative	32,096	—	—

	$63,244	$—	$—

	December 31,
	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$415,859	$115,308	$100,878
Working capital	254,276	18,118	42,031
Total assets	555,523	196,300	163,577
Deferred revenue	26,784	13,397	12,282
Convertible redeemable preferred units	—	241,186	215,798
Total stockholders' equity (deficit)	$305,539	$(191,178)	$(151,130)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the sections in this Annual Report on Form 10-K titled "Special Note Regarding Forward-Looking Statements" and "Risk Factors," our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

        Through our e-commerce business model, we offer visually inspiring browsing, compelling merchandising, easy product discovery and attractive prices for over seven million products from over 7,000 suppliers across five distinct brands—Wayfair.com, Joss & Main, AllModern, DwellStudio and Birch Lane. We have built one of the largest online selections of furniture, home furnishings, décor and goods.

        We founded our company in May 2002 and have since delivered over 15 million orders. From 2003 to 2011, we grew our net revenue organically from $7.7 million to $517.3 million, representing a 69.2% CAGR. In late 2011, we made the strategic decision to close and permanently redirect over 240 of our niche websites into Wayfair.com to create a one-stop shop for furniture, home furnishings, décor and goods and to build brand awareness, drive customer loyalty and increase repeat purchasing. We also changed our name from CSN Stores LLC to Wayfair LLC.

        We plan to grow our customer base by attracting more unique visitors to our sites through two main strategies—increasing brand awareness and expanding direct online marketing—and then converting those visitors to active customers. Our online efforts are focused on building brand awareness to drive visitor traffic via direct navigation, search engine optimization and email marketing campaigns. In addition, we have made significant investments to improve the consumer experience on our sites, such as creating highly engaging visual imagery and merchandising, as well as easy-to-use navigation tools and personalization features that enable better product discovery. We plan to continue investing in our infrastructure, including enhancing our merchandising, data, analytics, and technology platform, as well as developing additional logistics and transportation solutions, self-service tools for our suppliers, fulfillment offerings and enhancing our development, testing and deployment systems.

        Until late 2012, we were primarily focused on growing our U.S. business. In 2012, we began laying the groundwork for expanding our international business by building our international infrastructure, developing deeper country-specific knowledge, building international supplier networks and establishing our brand presence in select international regions. We currently deliver products to customers in a number of countries, including the United States, the United Kingdom, Canada, Australia, Germany, France, Austria, Ireland and New Zealand. In 2014 we launched Joss & Main in the United Kingdom, France and Germany. In the year ended December 31, 2014, we generated net revenue outside of North America of $56.9 million, or 4.3% of our total net revenue, respectively.

        In the year ended December 31, 2014, we generated net revenue of $1.3 billion, up 44.0% over the year ended December 31, 2013. Our net revenue in the year ended December 31, 2014 included $1.1 billion from Direct Retail, which we define as sales generated primarily through the sites of our five brands and $0.2 billion from Other, which we define as net revenue generated primarily online through third parties, which we refer to as our retail partners and net revenue from third-party advertisers. In the year ended December 31, 2014, we generated a net loss of $148.1 million and Adjusted EBITDA of $(62.5) million, increases of $132.6 million and $59.6 million, respectively, over the year ended December 31, 2013. Our net loss and Adjusted EBITDA results were driven primarily by our increased investment in advertising in the year ended December 31, 2014. See "Key Financial and Operating Metrics" below for further discussion of Adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool and the reconciliation of Adjusted EBITDA to net loss, the most directly comparable generally accepted accounting principle ("GAAP") financial measure.

        On October 7, 2014, we completed our IPO of 12,650,000 shares of our Class A common stock at a public offering price of $29.00 per share, of which 10,500,000 shares were sold by us and 2,150,000 shares were sold by our selling stockholders, including 1,650,000 shares pursuant to the underwriters' option to purchase additional shares, resulting in net proceeds to us of approximately $282.9 million, after deducting underwriting discounts and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders.

        The consolidated financial statements and other disclosures contained in this Annual Report on Form 10-K are those Wayfair Inc., which is the registrant. Prior to the effectiveness of the Corporation's registration statement on Form S-1 related to its initial public offering in October 2014, Wayfair LLC was the principal operating entity. In connection with the initial public offering of Wayfair Inc., Wayfair LLC completed an internal restructuring pursuant to which Wayfair LLC became a wholly-owned subsidiary of the Corporation, and the holders of equity interests in Wayfair LLC became stockholders of the Corporation. We accounted for this restructuring in accordance with the guidance provided for entities under common ownership because the holders of the equity interests in Wayfair LLC held the same ownership interests in Wayfair Inc. as they did in Wayfair LLC immediately prior to the internal restructuring. SK Retail, Inc. was the only holder of equity interest in Wayfair LLC with operations. Accordingly the historical financial statements of SK Retail, Inc. have been combined with the historical financial statements of Wayfair LLC. In addition, all of our outstanding common units and incentive units of Wayfair LLC were exchanged for shares of common stock or incentive units for common stock, and then were converted into shares of Class B common stock or incentive units for Class B common stock. In addition, all of outstanding preferred units were exchanged for shares of Series A and Series B convertible preferred stock. Immediately prior to the completion of this offering, all of our outstanding shares of Series A and Series B convertible preferred stock converted into shares of Class B common stock. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions.

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

        We use the following metrics to assess the near-term and longer-term performance of our overall business.

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except Average Order Value and LTM Net Revenue Per Active Customer)
Consolidated Financial Metrics
Net Revenue	$1,318,951	$915,843	$601,028
Adjusted EBITDA	$(62,537)	$(2,928)	$(12,059)
Free Cash Flow	$(41,860)	$18,634	$(11,035)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$1,101,686	$673,446	$389,290
Active Customers	3,217	2,092	1,299
LTM Net Revenue Per Active Customer	$342	$322	$300
Orders Delivered	5,237	3,314	1,789
Average Order Value	$210	$204	$218

Non-GAAP Financial Measures

  Adjusted EBITDA

        To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Annual Report on Form 10-K Adjusted EBITDA, a non-GAAP financial measure that we calculate as earnings (loss) before depreciation and amortization, equity-based compensation and related taxes, interest and other income and expense and taxes. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

        We have included Adjusted EBITDA in this Annual Report on Form 10-K, because it is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

  •
  Adjusted EBITDA does not reflect the compensation charge associated with a tender offer we completed in April 2014 and the equity based compensation and related taxes recorded in the fourth quarter of 2014 as described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,"

  •
  Adjusted EBITDA does not reflect changes in our working capital;

  •
  Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us; and

  •
  Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

        Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results.

        The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Reconciliation of Adjusted EBITDA
Net loss	$(148,098)	$(15,526)	$(21,055)
Depreciation and amortization	22,003	13,091	9,335
Equity based compensation and related taxes	63,244	—	—
Interest income, net	(350)	(245)	(234)
Other (expenses) income, net	489	(294)	(155)
Taxes	175	46	50

Adjusted EBITDA	$(62,537)	$(2,928)	$(12,059)

  Free Cash Flow

        To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this Annual Report on Form 10-K free cash flow, a non-GAAP financial measure that we calculate as net cash (used in) provided by operating activities less net cash used to purchase property and equipment including leasehold improvements and site and software development costs. We have provided a reconciliation below of free cash flow to net cash (used in) provided by operating activities, the most directly comparable GAAP financial measure.

        We have included free cash flow in this Annual Report on Form 10-K, because it is an important indicator of our business performance as it measures the amount of cash we generate. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.

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

        The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities, net of acquisition	$4,125	$34,413	$3,945
Purchase of property, equipment, and leasehold improvements	(31,855)	(6,739)	(8,031)
Site and software development costs	(14,130)	(9,040)	(6,949)

Free cash flow	$(41,860)	$18,634	$(11,035)

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

  LTM Net Revenue Per Active Customer

        We define LTM net revenue per active customer as our total net revenue derived from Direct Retail sales in the last twelve months divided by our total number of active customers for the same preceding twelve-month period. We view LTM net revenue per active customer as a key indicator of our customers' purchasing patterns, including their initial and repeat purchase behavior.

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

Factors Affecting our Performance

        We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled "Risk Factors".

  Growth in Brand Awareness and Visitors to our Sites

        We intend to continue investing in our brand awareness strategy and direct online marketing efforts. In late 2011, we made a strategic decision to close and permanently redirect over 240 of our niche websites into Wayfair.com. Since late 2011, we have marketed our brands, in particular Wayfair.com, through TV advertising, display advertising, paid search advertising, social media advertising and direct mail, catalog and print advertising. We believe that attracting new visitors to our sites and converting them into customers is key to driving our net revenue growth and operating results.

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

  Investment In Growth

        We have aggressively invested in the growth of our business and this investment will continue. We anticipate that our operating expenses will increase substantially as we continue to increase our advertising spending, hire additional personnel primarily in merchandising, technology, operations, customer service and general and administrative functions and continue to develop features on our sites. In 2013, we signed a lease to increase our office space, in 2014 we further increased the office space to accommodate the anticipated growth of our headcount in our corporate headquarters and in 2014 we also signed a lease to expand our warehouse space. These investments are expected to continue to generate losses near term and yield returns in the long term, but there is no guarantee that we will be able to realize the return on our investments.

Components of Our Results of Operations

        Certain prior period operating expense captions in the consolidated statements of operations have been expanded to provide greater detail and to conform to current period presentation.

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

  Cost of Goods Sold

        Cost of goods sold consists of the cost of product sold to customers, shipping and handling costs and shipping supplies and fulfillment costs. Fulfillment costs include costs incurred in operating and staffing the fulfillment centers, such as costs attributed to receiving, inspecting, picking, packaging and preparing customer orders for shipment. Cost of goods sold also includes direct and indirect labor costs including equity-based compensation for fulfillment center oversight, including payroll and related benefit costs. The increase in cost of goods sold is primarily driven by growth in orders delivered, the mix of the product available for sale on our sites and transportation costs related to delivering orders to our customers.

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

  Customer Service and Merchant Fees

        Customer service and merchant fees consist of labor-related costs including equity-based compensation of our employees involved in customer service activities and merchant processing fees associated with customer payments made by credit cards. Increase in our customer service and merchant fees are driven by the growth in our revenue and are expected to remain relatively consistent as a percentage of revenue.

  Advertising

        Advertising consists of direct response performance marketing costs, such as television advertising, display advertising, paid search advertising, social media advertising, search engine optimization, comparison shopping engine advertising, direct mail, catalog and print advertising. We expect advertising expense to continue to increase but decrease as a percentage of net revenue over time.

  Merchandising, Marketing and Sales

        Merchandising, marketing and sales expenses include labor-related costs including equity-based compensation for our category managers, buyers, site merchandisers, merchants, marketers and the team who executes our advertising strategy. Sales, marketing and merchandising expenses are primarily driven by investments to grow and retain our customer base. We expect merchandising, marketing and sales expenses to continue to increase as we grow our net revenue.

  Operations, Technology and General and Administrative

        Operations, technology, general and administrative expenses primarily include labor-related costs including equity-based compensation of our operations group that lead our supply chain and logistics, our technology team, building and supporting our sites, and our corporate general and administrative, which includes human resources, finance and accounting personnel. Also included are administrative and professional service fees including audit and legal fees, insurance and other corporate expenses, including depreciation and rent. We anticipate that we will incur additional personnel expenses, professional service fees, including audit and legal, investor relations, costs of compliance with securities laws and regulations, and higher director and officer insurance costs related to operating as a public company. We expect operations, technology, general and administrative expenses will continue to increase as we grow our net revenue and operations.

  Amortization of Acquired Intangible Assets

        We have recorded identifiable intangible assets in conjunction with our acquisitions and are amortizing those assets over their estimated useful lives. We perform impairment testing of goodwill and intangibles with definite lives annually and whenever events or circumstances indicate that an impairment may have occurred.

  Interest (Expense) Income, Net

        Interest (expense) income, net consists primarily of interest earned on cash, cash equivalents and short-term investments held by us.

  Other (Expense) Income, Net

        Other (expense) income, net consist primarily foreign currency gains (losses).

Results of Consolidated Operations

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Operations:
Net revenue	$1,318,951	$915,843	$601,028
Cost of goods sold(1)	1,007,853	691,602	455,879

Gross profit	311,098	224,241	145,149
Operating expenses:
Customer service and merchant fees(1)	55,804	35,500	25,730
Advertising	191,284	108,469	65,504
Merchandising, marketing and sales(1)	80,113	33,506	22,136
Operations, technology, general and administrative(1)	130,701	62,246	52,961
Amortization of acquired intangible assets	980	539	212

Total operating expenses	458,882	240,260	166,543

Loss from operations	(147,784)	(16,019)	(21,394)
Interest income, net	350	245	234
Other (expense) income, net	(489)	294	155

Loss before income taxes	(147,923)	(15,480)	(21,005)
Provision for income taxes	(175)	(46)	(50)

Net loss	$(148,098)	$(15,526)	$(21,055)

(1)
Includes equity based compensation and related taxes as follows:

Cost of goods sold	$369	$—	$—
Customer service and merchant fees	2,265	—	—
Merchandising, marketing and sales	28,514	—	—
Operations, technology, general and administrative	32,096	—	—

	$63,244	$—	$—

	Year Ended December 31,
	2014	2013	2012
Consolidated Statements of Operations:
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold(1)	76.4	75.5	75.8

Gross profit	23.6	24.5	24.2
Operating expenses:
Customer service and merchant fees(1)	4.2	3.9	4.3
Advertising	14.5	11.8	10.9
Merchandising, marketing and sales(1)	6.1	3.7	3.7
Operations, technology, general and administrative(1)	9.9	6.8	8.8
Amortization of acquired intangible assets	0.1	—	—

Total operating expenses	34.8	26.2	27.7

Loss from operations	(11.2)	(1.7)	(3.5)
Interest income, net	—	—	—
Other (expense) income, net	—	—	—

Loss before income taxes	(11.2)	(1.7)	(3.5)
Provision for income taxes	—	—	—

Net loss	(11.2)%	(1.7)%	(3.5)%

(1)
Excluding equity based compensation and related taxes as follows:

Cost of goods sold	76.4%	75.5%	75.8%
Customer service and merchant fees	4.1	3.9	4.3
Merchandising, marketing and sales	3.9	3.7	3.7
Operations, technology, general and administrative	7.5	6.8	8.8

Comparison of the year ended December 31, 2014 and 2013

  Net revenue

			% Change
	Year Ended December 31,
			2014 to 2013
	2014	2013
	(in thousands)
Direct Retail	$1,101,686	$673,446	63.6%
Other	217,265	242,397	(10.4)

Net revenue	$1,318,951	$915,843	44.0%

        In 2014, net revenue increased by $403.1 million, or 44.0% compared to 2013, primarily as a result of an increase in Direct Retail net revenue offset by the 10.4% decrease in Other revenue. In 2014, Direct Retail net revenue increased by $428.2 million, or 63.6% compared to 2013. The increase in Direct Retail net revenue was primarily due to sales to a larger customer base, as the number of active customers increased 53.8% in 2014 compared to the number of active customers in 2013. Additionally, LTM net revenue per active customer increased 6.2% in 2014 compared with 2013. The decrease in Other revenue was primarily due to decreased sales through our retail partners, as we continue to focus our investments on growing the Direct Retail business.

  Cost of Goods Sold

			% Change
	Year Ended December 31,
			2014 to 2013
	2014	2013
	(in thousands)
Cost of goods sold	$1,007,853	$691,602	45.7%
As a percentage of net revenue	76.4%	75.5%

        In 2014, costs of goods sold increased by $316.3 million, or 45.7%, compared to 2013 mainly due to the 44% increase in sales of products. Of the increase in cost of goods sold, $249.9 million was due to the increase in products sold to a larger customer base. In addition, shipping and fulfillment costs increased $66.4 million as a result of the increase in products sold during the period. Costs of goods sold as a percentage of net revenue increased in the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of changes in product mix and more favorable customer return and free shipping policies.

  Operating Expenses

	Year Ended December 31,		% Change
			2014 to 2013
	2014	2013
	(in thousands)
Customer service and merchant fees(1)	$55,804	$35,500	57.2%
Advertising	191,284	108,469	76.3
Merchandising, marketing and sales(1)	80,113	33,506	139.1
Operations, technology, general and administrative(1)	130,701	62,246	110.0
Amortization of acquired intangible assets	980	539	81.8

	$458,882	$240,260	91.0%
As a percentage of net revenue
Customer service and merchant fees	4.2%	3.9%
Advertising	14.5	11.8
Merchandising, marketing and sales	6.1	3.7
Operations, technology, general and administrative	9.9	6.8
Amortization of acquired intangible assets	0.1	0.1

	34.8%	26.2%

(1)
Excluding equity based compensation and related taxes as follows:

Customer service and merchant fees	4.1%	3.9%
Merchandising, marketing and sales	3.9	3.7
Operations, technology, general and administrative	7.5	6.8

        In 2014, excluding the impact of equity based compensation and related taxes of $2.3 million recorded in 2014, customer service costs and merchant processing fees increased by $18.0 million from $35.5 million in 2013 to $53.5 million primarily due to the increase in sales during 2014. Our advertising expenses increased by $82.8 million from $108.5 million in 2013 to $191.3 million in 2014, primarily as a result of an increase in television and online advertising. Excluding the impact of equity based compensation and related taxes of $28.5 million recorded in 2014, merchandising, marketing and sales expenses increased by $18.1 million from $33.5 million in 2013 to $51.6 million. The increase in merchandising, marketing and sales expenses was due to an increase in headcount primarily to grow and retain our customer base.

        In 2014, excluding the impact of equity based compensation and related taxes of $32.1 million recorded in 2014, operations, technology, general and administrative expense increased by $36.4 million from $62.2 million in 2013 to $98.6 million. As our revenue continues to grow, we have invested in headcount in both Operations and Technology to continue to deliver a great experience for our customers. The increase in general and administrative expense was primarily attributable to personnel costs, rent, information technology, depreciation and amortization and costs related to operating as a public company.

        In 2014, amortization of purchased intangible assets increased by $0.4 million, or 81.8%, compared to 2013. The increase in amortization expense for 2014 was primarily the result of our acquisition of DwellStudio in July of 2013.

  Interest Income, net

        Interest income, net, increased by $0.1 million in 2014 from $0.2 million in 2013 primarily due to higher average cash and investments.

  Other (Expense), Income, net

        In the year ended December 31, 2014, other (expense), net, increased by $0.8 million from income of $0.3 million in the year ended December 31, 2013 to expense of $0.5 million in the year ended December 31, 2014 primarily attributed to changes in foreign currency.

Comparison of years ended December 31, 2013 and 2012

  Net revenue

			% Change
	Years ended December 31,
			2013 to 2012
	2013	2012
	(in thousands)
Direct Retail	$673,446	$389,290	73.0%
Other	242,397	211,738	14.5

Net revenue	$915,843	$601,028	52.4%

        In 2013, net revenue increased by $314.8 million, or 52.4% compared to 2012 primarily as a result of increase in Direct Retail net revenue. In 2013, Direct Retail net revenue increased by $284.2 million, or 73.0% compared to 2012. The increase in Direct Retail net revenue was primarily due to sales to a larger customer base, as the number of active customers increased 61.0% in 2013 compared to the number of active customers in 2012. Additionally, LTM net revenue per active customer increased 7.3% in 2013 compared with 2012. The increase in Other revenue was primarily due to increased sales through our existing and new retail partners.

  Cost of Goods Sold

	Years ended December 31,		% Change
			2013 to 2012
	2013	2012
	(in thousands)
Cost of goods sold	$691,602	$455,879	51.7%
As a percentage of net revenue	75.5%	75.8%

        In 2013, costs of goods sold increased by $235.7 million, or 51.7%, compared to 2012. Of the increase in cost of goods sold, $190.3 million was due to the increase in products sold to a larger customer base. In addition, shipping and fulfillment costs increased $45.4 million as a result of the increase in products sold during the period.

Operating expenses

	Year Ended December 31,		% Change
			2013 to 2012
	2013	2012
	(in thousands)
Customer service and merchant fees	$35,500	$25,730	38.0%
Advertising	108,469	65,504	65.6
Merchandising, marketing and sales	33,506	22,136	51.4
Operations, technology, general and administrative	62,246	52,961	17.5
Amortization of acquired intangible assets	539	212	154.2

	$240,260	$166,543	44.3%

        In 2013, customer service costs and merchant processing fees increased by $9.8 million from $25.7 million in 2012 to $35.5 million. Our advertising expenses increased by $43.0 million from $65.5 million in 2012 to $108.5 million in 2013, primarily due to an increase in television and online advertising. Merchandising, marketing and sales expenses increased by $11.4 million from $22.1 million in 2012 to $33.5 million in 2013. The increase in Merchandising, marketing and sales expenses was due to an increase in headcount primarily to grow and retain our customer base through merchandising and marketing initiatives.

        In 2013, operations, technology, general and administrative expense increased by $9.3 million from $53.0 million in 2012 to $62.3 million in 2013. This increase was primarily attributable to personnel costs, rent, information technology and amortization and depreciation expenses.

        In 2013, amortization of purchased intangible assets increased by $0.3 million, or 154.2%, compared to 2012. The increase in amortization expense for 2013 was primarily the result of our acquisition of DwellStudio.

  Interest Income, net

        In 2013 and 2012, interest income, net, was $0.2 million.

  Other (Expense), Income, net

        In 2013, other (expense), income, net, increased by $0.1 million compared to 2012 primarily attributed to changes in foreign currency.

Quarterly Results of Operations and Other Financial and Operations Data

        The following tables set forth selected unaudited quarterly results of operations and other financial and operations data for the eight quarters ended December 31, 2014, as well as the percentage that each line item represents of net revenue. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this prospectus and in the opinion of management, reflects all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands except share and per share data)
Consolidated Statements of Operations:
Net revenue	$179,831	$203,377	$237,302	$295,333	$278,707	$295,437	$336,188	$408,619
Cost of goods sold(1)	135,798	152,539	178,656	224,609	213,500	226,983	257,161	310,209

Gross profit	44,033	50,838	58,646	70,724	65,207	68,454	79,027	98,410
Operating expenses:
Customer service and merchant fees(1)	7,200	7,782	9,695	10,823	10,969	12,113	14,239	18,483
Advertising	20,039	23,138	28,384	36,908	44,204	42,511	49,763	54,806
Merchandising, marketing and sales(1)	6,840	7,715	8,523	10,428	15,171	13,260	13,437	38,245
Operations, technology, general and administrative(1)	15,327	14,687	15,530	16,702	22,769	23,586	25,203	59,143
Amortization of acquired intangible assets	53	53	184	249	249	250	249	232

Total operating expenses	49,459	53,375	62,316	75,110	93,362	91,720	102,891	170,909

Loss from operations	(5,426)	(2,537)	(3,670)	(4,386)	(28,155)	(23,266)	(23,864)	(72,499)
Interest income, net	67	57	61	60	56	77	89	128
Other (expense) income, net	(384)	(120)	579	219	88	(184)	(309)	(84)

Loss before income taxes	(5,743)	(2,600)	(3,030)	(4,107)	(28,011)	(23,373)	(24,084)	(72,455)
Provision for income taxes	—	5	(1)	(50)	(15)	(2)	(59)	(99)

Net loss	$(5,743)	$(2,595)	$(3,031)	$(4,157)	$(28,026)	$(23,375)	$(24,143)	$(72,554)

Accretion of convertible redeemable preferred units	(11,416)	(4,532)	(4,673)	(4,767)	(7,150)	(4,605)	(4,748)	14,432

Net loss attributable to common unit holders	(17,159)	(7,127)	(7,704)	(8,924)	(35,176)	(27,980)	(28,891)	(58,122)

Net loss attributable to common unit holders per unit—basic and diluted	$(0.42)	$(0.17)	$(0.19)	$(0.22)	$(0.85)	$(0.69)	$(0.71)	$(0.73)

Weighted average number of common units outstanding used in computing per unit amounts—basic and diluted	41,271,992	41,271,992	41,367,115	41,413,142	41,144,326	40,514,718	40,512,544	80,078,304

(1)
Includes equity based compensation and related taxes as follows:

Cost of goods sold	$—	$—	$—	$—	$—	$—	$—	$369
Customer service and merchant fees	—	—	—	—	69	184	—	2,012
Merchandising, marketing and sales	—	—	—	—	3,858	196	—	24,460
Operations, technology, general and administrative	—	—	—	—	627	594	—	30,875

	$—	$—	$—	$—	$4,554	$974	$—	$57,716

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Consolidated Statements of Operations:
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold(1)	75.5	75.0	75.3	76.1	76.6	76.8	76.5	75.9

Gross profit	24.5	25.0	24.7	23.9	23.4	23.2	23.5	24.1
Operating expenses:
Customer service and merchant fees(1)	4.0	3.8	4.1	3.7	3.9	4.1	4.2	4.5
Advertising	11.1	11.4	12.0	12.5	15.9	14.4	14.8	13.4
Merchandising, marketing and sales(1)	3.8	3.8	3.6	3.5	5.4	4.5	4.0	9.4
Operations, technology, general and administrative(1)	8.5	7.2	6.5	5.7	8.2	8.0	7.5	14.5
Amortization of acquired intangible assets	—	—	0.1	0.1	0.1	0.1	0.1	0.1

Total operating expenses	27.5	26.2	26.3	25.4	33.5	31.0	30.6	41.8

Loss from operations	(3.0)	(1.2)	(1.5)	(1.5)	(10.1)	(7.9)	(7.1)	(17.7)
Interest income, net	—	—	—	—	—	—	—	—
Other (expense) income, net	(0.2)	(0.1)	0.2	0.1	—	(0.1)	(0.1)	—

Loss before income taxes	(3.2)	(1.3)	(1.3)	(1.4)	(10.1)	(7.9)	(7.2)	(17.7)
Provision for income taxes	—	—	—	—	—	—	—	—

Net loss	(3.2)%	(1.3)%	(1.3)%	(1.4)%	(10.1)%	(7.9)%	(7.2)%	(17.8)%

(1)
Excluding equity based compensation and related taxes as follows:

Cost of goods sold	75.5%	75.0%	75.3%	76.1%	76.6%	76.8%	76.5%	75.8%
Customer service and merchant fees	4.0	3.8	4.1	3.7	3.9	4.0	4.2	4.0
Merchandising, marketing and sales	3.8	3.8	3.6	3.5	4.1	4.4	4.0	3.4
Operations, technology, general and administrative	8.5	7.2	6.5	5.7	7.9	7.8	7.5	6.9

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except Average Order Value and LTM Net Revenue Per Active Customer)
Consolidated Financial Metrics
Net Revenue	$179,831	$203,377	$237,302	$295,333	$278,707	$295,437	$336,188	$408,619
Adjusted EBITDA	$(2,542)	$442	$(181)	$(647)	$(19,403)	$(17,599)	$(18,317)	$(7,218)
Free Cash Flow	$(24,683)	$11,409	$(3,982)	$35,890	$(38,506)	$(31,744)	$(22,398)	$50,788
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$120,617	$147,748	$181,693	$223,388	$226,000	$243,534	$285,502	$346,650
Active Customers	1,366	1,506	1,775	2,092	2,409	2,635	2,858	3,217
LTM Net Revenue Per Active Customer	$305	$313	$315	$322	$323	$332	$342	$342
Orders Delivered	555	703	884	1,172	1,138	1,084	1,314	1,701
Average Order Value	$217	$210	$206	$191	$199	$225	$217	$204

        The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands)
Reconciliation of Adjusted EBITDA
Net loss	$(5,743)	$(2,595)	$(3,031)	$(4,157)	$(28,026)	$(23,375)	$(24,143)	$(72,554)
Depreciation and amortization	2,884	2,979	3,489	3,739	4,198	4,693	5,547	7,565
Equity based compensation	—	—	—	—	4,554	974	—	57,716
Interest income, net	(67)	(57)	(61)	(60)	(56)	(77)	(89)	(128)
Other (expense) income, net	384	120	(579)	(219)	(88)	184	309	84
Taxes	—	(5)	1	50	15	2	59	99

Adjusted EBITDA	$(2,542)	$442	$(181)	$(647)	$(19,403)	$(17,599)	$(18,317)	$(7,218)

        The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated:

	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands)
Net cash provided by operating activities, net of acquisition	$(20,451)	$14,545	$(517)	$40,836	$(24,432)	$(15,339)	$(11,066)	$54,962
Purchase of property, equipment, and leasehold improvements	(2,236)	(1,065)	(1,120)	$(2,318)	(11,357)	(12,974)	(6,837)	(687)
Site and software development costs	(1,996)	(2,071)	(2,345)	$(2,628)	(2,717)	(3,431)	(4,495)	(3,487)

Free cash flow	$(24,683)	$11,409	$(3,982)	$35,890	$(38,506)	$(31,744)	$(22,398)	$50,788

Liquidity and Capital Resources

  Sources of Liquidity

	December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$355,859	$65,289
Short-term investments	60,000	50,019
Accounts receivable, net	5,949	7,689
Working capital	$254,276	$17,865

  Historical Cash Flows

	Year Ended December 31,
	2014	2013	2012
Net loss	$(148,098)	$(15,526)	$(21,055)
Net cash provided by operating activities	4,125	34,413	3,945
Net cash used in investing activities	(55,435)	(46,991)	(23,080)
Net cash provided by financing activities	341,150	—	44,944

        Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through cash flows generated by operations and, since 2011, also through private sales of convertible redeemable preferred stock and sales of common stock in connection with our initial public offering. Since inception through December 31, 2014, we have raised a total of approximately $646.0 million from the sale of preferred stock and common stock, net of costs and expenses associated with such financings, or approximately $453.8 million, net of repurchases of our securities and dividends paid to Series A convertible preferred stockholders.

        On October 7, 2014, we completed our IPO of 12,650,000 shares of our Class A common stock at a public offering price of $29.00 per share, of which 10,500,000 shares were sold by us and 2,150,000 shares were sold by selling stockholders, including 1,650,000 shares pursuant to the underwriters' option to purchase additional shares, resulting in net proceeds to us of approximately $282.9 million, after deducting underwriting discounts and estimated offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders. We used these proceeds to distribute $24.5 million of cash to our Series A convertible preferred stockholders and pay $22.6 million in minimum tax withholding obligations on the vesting of our restricted stock units upon the closing of our initial public offering.

        We believe that our existing cash and cash equivalents, proceeds from the IPO together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in the section titled "Risk Factors". We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

  Operating Activities

        Cash provided by operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, and certain other non-cash expenses, as well as the effect of changes in working capital and other activities.

        Cash provided by operating activities in the year ended December 31, 2014 was $4.1 million and was driven primarily by net loss of $148.1 million, adjusted for certain non-cash items including depreciation and amortization expense of $22.0 million, equity based compensation of $60.8 million and other non-cash items of $0.6 million and cash provided by operating assets and liabilities of $68.8 million. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net loss.

        Cash provided by operating activities in 2013 was $34.4 million and was driven by a net loss of $15.5 million, adjusted for certain non-cash items including depreciation and amortization expense of $13.1 million and other non-cash items of $0.1 million offset by cash provided by operating assets and liabilities of $36.7 million.

        Cash provided by operating activities in 2012 was $3.9 million and was driven by a net loss of $21.1 million, adjusted for certain non-cash items including depreciation and amortization expense of $9.3 million and other non-cash items of $0.1 million offset by cash provided by operating assets and liabilities of $15.6 million.

  Investing Activities

        Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, investment in our sites and software development,

purchases and disposal of marketable securities, leasehold improvements for our facilities and acquisitions of businesses.

        Cash used in investing activities in the year ended December 31, 2014 was $55.4 million and was primarily driven by net purchases of short-term investments of $10.0 million, purchases of property and equipment of $31.9 million, site and software development costs of $14.1 million partially offset by net decrease in restricted cash of $0.5 million.

        Cash used in investing activities in 2013 was $47.0 million and was driven by net purchases of short-term investments of $27.0 million, purchases of property and equipment of $6.7 million, cash paid for the acquisition of DwellStudio of $3.7 million, site and software development costs of $9.0 million and other net investing activities of $0.5 million.

        Cash used in investing activities in 2012 was $23.1 million and was driven by net purchases of short-term investments of $8.0 million, purchases of property and equipment of $8.0 million, site and software development costs of $6.9 million and other net investing activities of $0.1 million.

  Financing Activities

        Cash provided by financing activities in the year ended December 31, 2014 was $341.2 million and was primarily due to net proceeds from the IPO of $282.9 million, issuance of Series B convertible redeemable preferred units of $154.8 million partially offset by the dividend distribution to our Series A preferred unit holders of $39.5 million, the repurchase of our securities and our 2014 tender offer of $29.0 million and taxes paid related to net share settlement of equity awards of $28.0 million. There were no financing activities in the year ended December 31, 2013. Cash provided by financing activities in the year ended December 31, 2012 was $44.9 million and was primarily due to net proceeds from issuance of Series A convertible redeemable preferred units.

  Credit Agreement

        We have a credit agreement with a lender which provides us with a line of credit for up to $25.0 million, with the committed amounts of $10.0 million to be used for a revolving line of credit and to support letters of credit and $15.0 million to be used to support our corporate credit card program. We are required to maintain certain covenants, including debt service coverage, tangible net worth, and unencumbered liquid assets. As of December 31, 2014 and December 31, 2013, we did not have any borrowings outstanding and were in full compliance with the credit agreement. The credit agreement is renewable on an annual basis. We renewed this agreement on June 6, 2014 and it will mature on July 31, 2015.

  Off-Balance Sheet Arrangements

        We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

  Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2014:

		Payment Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Lease Obligations	$127,387	13,303	30,841	29,307	$53,936

        We lease office space under non-cancelable leases. These leases expire at various dates through 2024 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. We recognize rent expense on a straight-line basis over the lease periods.

  Critical Accounting Policies

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, net revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.

  Revenue Recognition

        We recognize revenue only when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.

        We recognize net revenue from sales of our products upon delivery to the customer. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available and as such we estimate delivery dates based on historical data. We record our product revenue at the gross amount as we are the primary obligor with the customer and provide the primary customer service for all products sold on our sites, have latitude in establishing price and selecting products sold on our sites, have discretion in selecting suppliers of products sold on our sites, maintain inventory risk from shipment through delivery date and upon accepting returns, and have credit risk. Net revenue includes shipping costs charged to the customer and are recorded net of taxes collected from customers, which are remitted to governmental authorities. Cash discounts, estimated returns and rebates are deducted from gross revenue in determining net revenue. We record an allowance for returns based on current period revenue and historical returns experience. We defer revenue when cash is collected from our customer prior to the satisfaction of the revenue recognition criteria.

        We maintain a rewards program that allows enrolled customers to earn points which can be redeemed for future purchases. We defer the portion of our revenue associated with rewards that are ultimately expected to be redeemed prior to expiration.

        We also earn revenue through third-party advertisers that pay us based on the number of advertisement related clicks, actions, or impressions for ads placed on our sites. Revenue earned under these arrangements is included in net revenue and is recognized in the period in which the click, action, or impression occurs.

  Site and Software Development Costs

        We capitalize certain external costs and internal labor-related costs, including equity based compensation, associated with the development of our sites and internal-use software products after the preliminary project stage is complete and until the software is ready for its intended use. Initial costs are charged to operating expenses prior to the selection of a vendor and determination of performance requirements. Costs incurred after the software is ready for use are charged to operating expenses as incurred. Abandoned projects previously capitalized are charged to operating expenses in the period of abandonment. The Company expenses site development costs that manage, monitor, and operate the Company's sites, except for costs that provide additional functionality, which are capitalized. Capitalized software costs are included in property and equipment within our consolidated balance sheets and are amortized over a two-year period.

  Stock-Based Compensation

        We issue equity awards to employees and non-employees, generally in the form of common stock options, common stock and restricted stock units ("RSUs"). We account for our equity awards in accordance with Financial Accounting Standards Board, or FASB, Accounting Standard Codification Topic 718, Compensation—Stock Compensation, or ASC 718, which requires all equity-based payments to employees, including grants of employee options and restricted stock units and modifications to existing options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. We account for equity awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of an award to non-employees be remeasured at fair value as the award vests. All equity awards granted prior to the IPO were subject to two vesting triggers: a service period (typically five years) and a performance condition (a liquidity event in the form of either a change of control or an initial public offering, each as defined in the Amended Plan). Employees were able to retain provisionally vested stock options and shares upon departure. We determined that a liquidity event was not probable until the closing of our IPO on October 7, 2014, and as such, no expense was recognized until that date. After the IPO awards for employees still providing service will continue to vest over the remaining service period. In the fourth quarter of 2014 we recorded $57.7 million of equity based compensation and related employer taxes; the service period for the majority of this expense was satisfied prior to the IPO. Since April 2011, we have only granted restricted stock units and have not granted any stock options or restricted stock. Since our IPO, restricted stock unit values are determined based on the quoted market price of our common stock on the date of grant.

        Until our IPO, our estimated fair value of our common stock was determined by our board. We have periodically determined for financial reporting purposes the estimated fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid. We generally used the income and market approaches prescribed in the Practice Aid, in particular the income approach's discounted cash flow method, which was based on our projections and estimated discount rate and the guideline public company, guideline transactions and precedent transaction methodologies, based on inputs from comparable public companies' equity valuations, comparable acquisition transactions and transactions in our own equity securities, to estimate the enterprise value of our company. We performed these contemporaneous valuations as of December 31, 2011, June 30, 2012, December 31, 2012, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014. The assumptions underlying these valuations represent management's best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation could be materially different.

        In connection with the preparation of the financial statements for the year ended December 31, 2013, we undertook a retrospective reassessment of the fair market value of our common stock for certain of our 2013 grants for financial reporting purposes. As part of that reassessment, we determined that the grant date fair values of our May, August and November 2013 grants to be $6.46, $10.88 and $20.87, respectively. Our fair value previously determined at various valuation dates increased substantially in 2013 and there was no particular transaction or event that caused this increase. The grants made in May, August and November 2013 were between the dates when we performed our valuation. Accordingly, we calculated grant date fair value for these grants on a linear basis between each valuation date and believe it to be a reasonable method. Similarly in connection with the preparation of the financial statements for the quarter ended September 30, 2014, we undertook a retrospective reassessment of the fair market value of our common stock for our grants made in September 2014 to be equal to our October 2, 2014 IPO price of $29.00.

  Goodwill

        We test goodwill for impairment on the last day of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. The assessment is performed at the reporting unit level. We first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is not required. If the qualitative assessment requires the Company to perform the two-step goodwill impairment test to identify potential goodwill impairment then the first step is to compare the fair value of the reporting unit to the book value including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. Based on the testing performed at the end of 2014 we recorded an impairment to reduce a portion of the carrying amount of our goodwill.

        The fair value of the reporting unit is determined by using the income and the market approaches. The income approach uses a discounted cash flow analysis, which involves applying appropriate discount rates to estimated cash flows, including the terminal value based on forecasts of revenue, costs and capital requirements. We estimate future revenue growth based on a number of key assumptions, including customer and order growth by acquisition channel, average order value, advertising spend, e-commerce growth rates and our experience in growth of our more mature markets and categories. Our cost structure assumptions are based on historic trends in product cost and freight, advertising costs, growth in headcount, and merchant processing fees. We deem the discount rate used in our analysis to be commensurate with the underlying uncertainties associated with achieving the estimated cash flows we projected. The terminal value is calculated using the two-stage growth model. The market approach includes the guideline public company method and guideline transaction method. The guideline public company method uses the fair value of comparable publicly-traded companies in the industry group. The companies used for comparison under the guideline public company method are selected based on a number of factors, including, but not limited to, the similarity of their industry, growth rate and stage of development, business model, and financial risk. The guideline transaction method involves determining a fair value using recent mergers and acquisitions transactions in the industry group in the recent years.

  Inventory

        Inventories consisting of finished goods are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method, and consist of merchandise for resale. This valuation requires us to make judgments based on currently-available information about the likely method of disposition, such as through sales to individual customers, liquidations, and expected recoverable values of each disposition category.

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard update that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. We adopted this new standard on a prospective basis in the first quarter of fiscal 2014, and the adoption of this accounting standard update did not have a material impact on our consolidated financial statements.

        In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

        In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements—Going Concern", which requires us to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Wayfair Inc.

        We have audited the accompanying consolidated balance sheets of Wayfair Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayfair Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the three years then ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 19, 2015

Wayfair Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$355,859	$65,289
Short-term investments	60,000	50,019
Accounts receivable, net of allowance	5,949	7,689
Inventories	19,798	14,963
Prepaid expenses and other current assets	45,262	25,172

Total current assets	486,868	163,132
Property and equipment, net	60,639	22,088
Goodwill and intangible assets, net	6,478	9,084
Other noncurrent assets	1,538	2,001

Total assets	$555,523	$196,305

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$147,873	$102,153
Accrued expenses	42,335	21,375
Deferred revenue	26,784	13,397
Other current liabilities	15,600	8,342

Total current liabilities	232,592	145,267
Other liabilities	17,392	1,030

Total liabilities	249,984	146,297
Commitments and contingencies (Note 7)
Series A convertible redeemable preferred units, no par value per unit: no units authorized and issued at December 31, 2014 and 21,551,801 units authorized and issued at December 31, 2013, respectively.	—	241,186
Series B convertible redeemable preferred units, no par value per unit: no units authorized and issued at December 31, 2014 and 2013;	—	—
Stockholders' equity:
Common units, no par value per unit: no units and 74,328,124 units authorized at December 31, 2014 and December 31, 2013, respectively; no units and 44,904,110 units issued and outstanding at December 31, 2014 and December 31, 2013, respectively.	—	—
Class A common stock, $0.001 par value; 500,000,000 shares and no shares authorized at December 31, 2014 and 2013, respectively; 37,002,874 shares and no shares issued and outstanding at December 31, 2014 and 2013, respectively	37	—
Class B common stock, $0.001 par value; 164,000,000 shares and no shares authorized at December 31, 2014 and 2013, respectively; 46,179,192 shares and no shares issued and outstanding at December 31, 2014 and 2013, respectively	46	—
Additional paid-in capital	363,944	—
Accumulated deficit	(58,122)	(190,850)
Accumulated other comprehensive loss	(366)	(328)

Total stockholders' equity	305,539	(191,178)

Total liabilities and stockholders' equity	$555,523	$196,305

Wayfair Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Statements of Operations:
Net revenue	$1,318,951	$915,843	$601,028
Cost of goods sold	1,007,853	691,602	455,879

Gross profit	311,098	224,241	145,149
Operating expenses:
Customer service and merchant fees	55,804	35,500	25,730
Advertising	191,284	108,469	65,504
Merchandising, marketing and sales	80,113	33,506	22,136
Operations, technology, general and administrative	130,701	62,246	52,961
Amortization of acquired intangible assets	980	539	212

Total operating expenses	458,882	240,260	166,543

Loss from operations	(147,784)	(16,019)	(21,394)
Interest income, net	350	245	234
Other (expense) income, net	(489)	294	155

Loss before income taxes	(147,923)	(15,480)	(21,005)
Provision for income taxes	(175)	(46)	(50)

Net loss	(148,098)	(15,526)	(21,055)
Accretion of convertible redeemable preferred units	(2,071)	(25,388)	(12,154)

Net loss attributable to common stockholders	$(150,169)	$(40,914)	$(33,209)

Net loss attributable to common stockholders per share—basic and diluted	$(2.97)	$(0.99)	$(0.80)

Weighted average number of common stock outstanding used in computing per share amounts—basic and diluted	50,641,601	41,331,546	41,271,992

Wayfair Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net loss	$(148,098)	$(15,526)	$(21,055)
Other comprehensive loss:
Foreign currency translation adjustments	(38)	(390)	(392)

Comprehensive loss	$(148,136)	$(15,916)	$(21,447)

Wayfair Inc.

Consolidated Statements of Stockholders' Equity

	Series A Convertible Redeemable Preferred Units	Series A Convertible Redeemable Members' Equity	Series B Convertible Redeemable Preferred Units	Series B Convertible Redeemable Members' Equity		Class A and Class B Common Stock
										Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
					Common Units			Additional Pain-In Capital	Accumulated Deficit
						Shares	Amount
(in thousands, except share data)
Balance at December 31, 2011	17,666,664	$167,480	—	$—	45,002,043				$(118,529)	$454	$(118,075)
Net loss	—	—	—	—	—				(21,055)	—	(21,055)
Cumulative translation adjustment	—	—	—	—	—				—	(392)	(392)
Due to common unit holders	—	—	—	—	—				(154)	—	(154)
Paid-in capital	—	—	—	—	—				700	—	700
Forfeiture of unvested units	—	—	—	—	(183,109)				—	—	—
Accretion of Series A convertible redeemable preferred units	—	12,154	—	—	—				(12,154)	—	(12,154)
Issuance of Series A convertible redeemable preferred units	3,885,137	36,164	—	—	—				—	—	—

Balance at December 31, 2012	21,551,801	215,798	—	—	44,818,934	—	—	—	(151,192)	62	(151,130)
Net loss	—	—	—	—	—				(15,526)	—	(15,526)
Cumulative translation adjustment	—	—	—	—	—				—	(390)	(390)
Accretion of Series A convertible redeemable preferred units	—	25,388	—	—	—				(25,388)	—	(25,388)
Forfeiture of unvested units	—	—	—	—	(55,974)				—	—	—
Equity issued as part of acquisition, net	—	—	—	—	141,150				1,194	—	1,194
Equity compensation expense	—	—	—	—	—				62	—	62

Balance at December 31, 2013	21,551,801	241,186	—	—	44,904,110	—	—	—	(190,850)	(328)	(191,178)
Net loss	—	—	—	—	—				(148,098)	—	(148,098)
Cumulative translation adjustment	—	—	—	—	—				—	(38)	(38)
Issuance of Series B convertible redeemable preferred units, net of issuance costs	—	—	5,995,133	154,774		—	—	—	—	—	—
Accretion of convertible redeemable preferred units	—	14,417	—	2,455	—				(16,872)	—	(16,872)
Reduction of carrying value of convertible redeemable preferred stock		(14,801)	—	—					14,801		14,801
Conversion of convertible redeemable preferred stock to common stock	(21,551,801)	(201,286)	(5,995,133)	(157,229)		27,546,934	28	358,487			358,515
Conversion from LLC to Corporation					(44,904,110)	44,904,110	44	(306,229)	306,185		—
Issuance of Class A common stock—net of issuance costs						10,500,000	10	282,883			282,893
Forfeiture of unvested units	—	—	—	—		(103,823)	—	—	—	—	—
Repurchase of vested common units	—	—	—	—		(202,757)	—	—	—	—	—
Dividends paid to Series A convertible redeemable preferred unitholders	—	(39,516)	—	—		—	—	—	—	—	—
Exercise of options to purchase common stock						157,453	—	12			12
Issuance of common stock upon vesting of RSUs						2,198,847	2	—			2
Shares withheld related to net settlement of RSUs						(918,100)	(1)	(27,985)			(27,986)
Repurchase of common units	—	—	—	—		(896,052)	—	—	(23,500)	—	(23,500)
Return of equity held in escrow as part of acquisition	—	—	—	—		(4,546)	—	—	(49)	—	(49)
Equity compensation expense	—	—	—	—		—	—	56,776	261	—	57,037

Balance at December 31, 2014	—	$—	—	$—	—	83,182,066	$83	$363,944	$(58,122)	$(366)	$305,539

Wayfair Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities
Net loss	$(148,098)	$(15,526)	$(21,055)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	22,003	13,091	9,335
Equity based compensation	60,809	—	—
Other non-cash adjustments	570	121	110
Changes in operating assets and liabilities:
Accounts receivable	1,741	8,112	(8,234)
Inventories	(4,835)	(6,630)	(2,497)
Prepaid expenses and other current assets	(20,143)	(9,159)	(2,431)
Accounts payable and accrued expenses	59,521	40,853	25,939
Deferred revenue and other liabilities	32,616	4,195	3,041
Other assets	(59)	(644)	(263)

Net cash provided by operating activities	4,125	34,413	3,945

Cash flows from investing activities
Purchase of short-term investments	(135,000)	(93,000)	(66,065)
Maturities of short-term investments	125,019	65,998	58,065
Purchase of property and equipment	(31,855)	(6,739)	(8,031)
Site and software development costs	(14,130)	(9,040)	(6,949)
Cash paid for acquisition	—	(3,741)	—
Other investing activities, net	531	(469)	(100)

Net cash used in investing activities	(55,435)	(46,991)	(23,080)

Cash flows from financing activities
Escrow proceeds from the issuance of Series A convertible redeemable preferred units in 2011	—	—	8,080
Net proceeds from issuance of Series A convertible redeemable preferred units	—	—	36,164
Net proceeds from issuance of Series B convertible redeemable preferred units	154,774	—	—
Proceeds from initial public offering, net of fees	282,893	—	—
Proceeds from exercise of stock options	12	—	—
Taxes paid related to net share settlement of equity awards	(27,985)	—	—
Repurchase of common units	(23,500)	—	—
Dividends paid to Series A convertible redeemable preferred	(39,516)	—	—
Repurchase of employee equity	(5,528)	—	—
Additional paid-in-capital		—	700

Net cash provided by financing activities	341,150	—	44,944

Effect of exchange rate changes on cash and cash equivalents	730	6	25

Net decrease in cash and cash equivalents	290,570	(12,572)	25,834
Cash and cash equivalents
Beginning of period	65,289	77,861	52,027

End of period	$355,859	$65,289	$77,861

Supplemental disclosure of cash flow information
Income tax payments	$37	$3	$17
Tax distribution receivable	—	—	154

Supplemental disclosure of non-cash investing activities
Issuance of common units in connection with acquisition	$—	$1,194	$—
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	7,567	—	—
Construction costs capitalized under finance lease obligation	3,960	—	—

Supplemental disclosure of non-cash financing activities
Accretion of preferred unit dividends	$2,071	$25,388	$12,154

Notes to Consolidated Financial Statements

1. Basis of Presentation

        Wayfair Inc. is an e-commerce business offering visually inspiring browsing, compelling merchandising, easy product discovery and attractive prices for over seven million products from over 7,000 suppliers across distinct brands—Wayfair.com, Joss & Main, AllModern, DwellStudio, and Birch Lane. In addition to generating net revenue through Direct Retail sales, which includes all sales generated primarily through the Company's websites, mobile optimized websites, and mobile applications ("sites"), net revenue is also generated through sites operated by third parties and through third party advertising distribution providers that pay the Company based on the number of advertisement related clicks, actions, or impressions for advertisements placed on the Company's sites.

        The consolidated financial statements and other disclosures contained in this Annual Report on Form 10-K are those Wayfair Inc. Wayfair Inc. was incorporated as a Delaware corporation on August 8, 2014. Prior to the effectiveness of Wayfair Inc.'s registration statement on Form S-1 related to its initial public offering ("IPO") in October 2014, Wayfair LLC was the principal operating entity. In connection with the IPO of Wayfair Inc., Wayfair LLC completed an internal restructuring pursuant to which Wayfair LLC became a wholly-owned subsidiary of the Corporation, and the holders of equity interests in Wayfair LLC became stockholders of Wayfair Inc. The Company accounted for this restructuring in accordance with the guidance provided for entities under common ownership because the holders of the equity interests in Wayfair LLC held the same ownership interests in Wayfair Inc. as they did in Wayfair LLC immediately prior to the internal restructuring. SK Retail, Inc. was the only holder of equity interest in Wayfair LLC with operations. Accordingly the historical financial statements of SK Retail, Inc. have been combined with the historical financial statements of Wayfair LLC for the periods presented. As a result, accumulated deficit as of December 31, 2011 increased by $0.3 million and $1.9 million recorded as amounts due to related party as of December 31, 2013 has been reclassified to accrued expenses and no impact on the consolidated statements of operations since all costs had been included in the results of Wayfair LLC. In addition, all of our outstanding common units of Wayfair LLC were exchanged for, and all of our incentive units converted into, shares of Class B common stock. In addition, all of outstanding preferred units were exchanged for shares of Series A and Series B convertible preferred stock. Immediately prior to the completion of the IPO, all of our outstanding shares of Series A and Series B convertible preferred stock converted into shares of Class B common stock. In connection with this the Company also reclassified members' deficit of $306.2 million, accumulated under Wayfair LLC, to additional paid in capital.

        Prior period operating expense captions reported under sales and marketing in the consolidated statements of operations have been expanded to provide greater detail and to conform to current period presentation which includes customer service and merchant fees, advertising and merchandising, marketing and sales.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements of Wayfair Inc. include its wholly owned subsidiaries including the accounts of Wayfair LLC and its wholly owned subsidiaries (collectively the

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Company or Wayfair). All intercompany accounts and transactions have been eliminated. Below is a summary of the wholly-owned subsidiaries of the Company with operations:

Subsidiary	Location
Wayfair LLC	USA
Wayfair Securities Corporation	USA
SK Retail, Inc.	USA
Wayfair Stores Limited	Republic of Ireland
Wayfair (UK) Limited	United Kingdom
Wayfair GmbH	Germany
Wayfair (BVI) Ltd.	British Virgin Islands
Wayfair Australia Pty Limited	Australia

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, capitalization of site and software development costs, stock-based compensation, and inventory. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash for the purpose of consolidated balance sheets and statements of cash flows presentation. Cash equivalents, which consist primarily of money market accounts, are carried at cost, which approximates market value.

Restricted Cash

        As of December 31, 2014 and 2013, there was $0.3 million, and $0.8 million, respectively, of cash that was restricted from withdrawal and held by banks to guarantee the Company's letters of credit issued principally to secure certain property leases.

Short-Term Investments

        Short-term investments consist of certificates of deposits with original maturities of greater than three months and mature in less than twelve months.

Accounts Receivable

        Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company estimates the allowance for doubtful accounts based on historical losses, existing economic conditions, and other information available at the consolidated balance sheets dates. Uncollectible amounts are written off against the allowance after all collection efforts have been exhausted.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        The Company's financial assets and liabilities are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The three levels of inputs used to measure fair value are as follows:

  •
  Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities

  •
  Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full-term of the asset or liability

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability

        This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company measures its cash equivalents and short-term investments at fair value. The Company classifies its cash equivalents and short-term investments within Level 1 because the Company values these investments using quoted market prices. The fair value of the Company's Level 1 financial assets is based on quoted market prices of the identical underlying security. The Company does not have any assets or liabilities classified as Level 2 or Level 3 financial assets. See Note 3 for further details.

Concentrations of Credit Risk

        Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. The risk with respect to cash and cash equivalents and short-term investments is minimized by the Company's policy of investing in financial instruments (i.e., cash equivalents) with short-term maturities issued by highly rated financial institutions. At times, these balances may exceed federally insured limits; however, to date, the Company has not incurred any losses on these investments. As of December 31, 2014 and 2013, the Company had $2.1 million, and $2.6 million, respectively, in banks located outside the United States. The risk with respect to accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business.

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

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Foreign Currency Translation

        The functional currency of the Company is the United States dollar, while the functional currency of certain wholly-owned subsidiaries outside of the United States is as follows:

Subsidiary	Currency
Wayfair Stores Limited	Euro
Wayfair (UK) Limited	Pound sterling
Wayfair GmbH	Euro
Wayfair (BVI) Ltd.	Euro
Wayfair Australia Pty Limited	Australian dollar

        The financial statements of the Company are translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The effects of foreign currency translation are included in other comprehensive loss in the consolidated statements of comprehensive loss. Transaction gains and losses are included in the Company's consolidated statements of operations. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss within total stockholders' equity (deficit).

Inventories

        Inventories consisting of finished goods are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method, and consist of product for resale. Inventory costs consist of cost of product and inbound shipping and handling costs. Inventory costs also include direct and indirect labor costs, rents and depreciation expenses associated with the Company's fulfillment centers. Inventory valuation requires the Company to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, liquidations, and expected recoverable values of each disposition category.

Goods In-Transit

        Goods in-transit directly from suppliers to customers are recorded in prepaid expenses and other current assets. Risk of loss and the transfer of title from the supplier to the Company occur at freight on board shipping point. As of December 31, 2014 and 2013, goods in-transit amounted to $19.6 million, and $9.7 million, respectively.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment are stated at cost, net of depreciation and amortization. Depreciation and amortization on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Class	Range of Life (In Years)
Furniture and computer equipment	3 to 7
Site and software development costs	2
Leasehold improvements	The lesser of useful life or lease term

Site and Software Development Costs

        The Company capitalizes costs associated with the development of its sites and internal-use software products after the preliminary project stage is complete and until the software is ready for its intended use. The capitalized costs are amortized over a two-year period. Costs incurred in the preliminary stages of development, after the software is ready for its intended use and for maintenance of internal-use software are expensed as incurred. Upgrade and enhancements are capitalized to the extent they will result in added functionality.

        Total costs capitalized, net of accumulated amortization, totaled $14.2 million, and $8.6 million as of December 31, 2014 and 2013, respectively, and are included in property and equipment, net in the accompanying consolidated balance sheets. Amortization expense for the years ended December 31, 2014, 2013 and 2012 were $9.9 million, $7.0 million, and $4.8 million, respectively. Capitalized software costs are included in property and equipment within our consolidated balance sheets.

Goodwill

        Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test, or more frequently as impairment indicators arise.

        The Company tests goodwill for impairment at least annually. The Company reviews goodwill for impairment on the last day of its fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. The assessment is performed at the reporting unit level. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is not required. If the qualitative assessment requires the Company to perform the two-step goodwill impairment test to identify potential goodwill impairment then the first step is to compare the fair value of the reporting unit to the book value including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Long-Lived Assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. For the years ended December 31, 2014, 2013 and 2012, no impairment of long-lived assets or identifiable intangibles had been indicated.

Revenue Recognition

        The Company generates net revenue through product sales generated primarily through the sites of the Company's five distinct brands and through sites operated by third parties.

        The Company recognizes revenue only when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company recognizes net revenue from sales of its products, upon delivery to the customer. The Company records product revenue at the gross amount as the Company is the primary obligor with the customer and provides the primary customer service for all products sold on its sites, has latitude in establishing price and selecting products sold on its sites, has discretion in selecting suppliers of products sold on its sites, maintains inventory risk from shipment through delivery date and upon accepting returns, and has credit risk. Net revenue includes shipping costs charged to the customer and is recorded net of taxes collected from customers, which are remitted to governmental authorities. Cash discounts, returns and rebates are deducted from gross revenue in determining net revenue. In addition, the Company defers revenue when cash is collected from its customer prior to the satisfaction of the revenue recognition criteria.

        The Company maintains a membership rewards program that allows enrolled customers to earn points which can be redeemed for future purchases. The Company defers a portion of its revenue associated with rewards that are ultimately expected to be redeemed prior to expiration.

        The Company also earns revenue through third-party advertisers that pay based on the number of advertisement related clicks, actions, or impressions for advertisements placed on the Company's sites. Revenue earned under these arrangements is included in net revenue and is recognized in the period in which the click, action, or impression occurs.

Vendor Rebates

        The Company earns rebates under a volume incentive programs with its suppliers. These rebates are earned upon shipment of goods. Amounts earned and due from suppliers under these rebate programs are included in other current assets on the consolidated balance sheets and are reflected as a reduction of cost of goods sold on the consolidated statements of operations. Vendor allowances received by the Company reduce the carrying cost of inventory and are recognized in cost of goods sold when the related inventory is sold.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Costs of Goods Sold

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

Advertising Costs

        Expenditures for advertising are expensed in the period that the advertising first takes place. Advertising expense amounted to approximately $191.3 million, $108.5 million, and $65.5 million in the years ended December 31, 2014, 2013 and 2012, respectively. Included in prepaid expenses at December 31, 2014, 2013 and 2012, are approximately $0.6 million, $0.5 million, and $0.9 million, respectively, of prepaid advertising costs.

Merchant Processing Fees

        Merchant processing fees totaling $27.6 million, $19.4 million, and $13.3 million in the years ended December 31, 2014, 2013 and 2012, respectively, are included in customer service and merchant fees expense in the accompanying consolidated statements of operations. These fees are charged by third parties that provide merchant processing services for credit cards and debit cards.

Retail Partner Fees

        The Company sells its products through sites owned and operated by third-party online retailers, or retail partners. The Company pays a fee for sales generated through these sites and records them as merchant processing fees and advertising costs. Retail partner fees included in merchant processing fees are $4.4 million, $4.3 million, and $4.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Retail partner fees included in advertising costs are $24.3 million, $25.2 million, $22.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Equity-Based Compensation

        The Company accounts for its equity-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all equity-based payments to employees, to be recognized as expense in the statements of operations based on their grant date fair values. The Company has granted stock options, restricted shares and restricted stock units.

        The Company estimated the grant date fair value of each common stock option award using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model required management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. Until its IPO in October 2014, the fair value of restricted stock and restricted stock units on the date of grant was determined by the board. Since April 2011, the Company has only granted restricted stock units and has not granted any stock options or restricted stock. Since our IPO restricted stock unit values are determined based on the quoted market price of our common stock on the date of grant.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Prior to the IPO the Company periodically determined for financial reporting purposes the estimated fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, also known as the Practice Aid. The Company generally used the income and market approaches prescribed in the Practice Aid, in particular the income approach's discounted cash flow method, which was based on the Company's projections and estimated discount rate and the guideline public company, guideline transactions and precedent transaction methodologies, based on inputs from comparable public companies' equity valuations, comparable acquisition transactions and transactions in the Company's own equity securities, to estimate the enterprise value of the company. The Company performed these contemporaneous valuations as of December 31, 2011, June 30, 2012, December 31, 2012, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014.

        In connection with the preparation of the financial statements for the year ended December 31, 2013, the Company undertook a retrospective reassessment of the fair market value of its common stock for certain of its 2013 grants for financial reporting purposes. As part of that reassessment, the Company determined that the grant date fair values of its May, August and November 2013 grants to be $6.46, $10.88 and $20.87, respectively. The fair value previously determined at various valuation dates increased substantially in 2013 and there was no particular transaction or event that caused this increase. The grants made in May, August and November 2013 were between the dates when the Company performed its valuation. Accordingly, the Company calculated grant date fair value for these grants on a linear basis between each valuation date and believe it to be a reasonable method. Similarly in connection with the preparation of the financial statements for the quarter ended September 30, 2014, the Company undertook a retrospective reassessment of the fair market value of our common stock for our grants made in September 2014 to be equal to our October 2, 2014 IPO price of $29.00.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

        Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of benefit attributable to the position is recognized. The tax benefit to be recognized of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency.

        Prior to the IPO, the Company's main operating entity had not been subject to U.S. federal income taxes as it was organized as a limited liability company. As such, the taxable income or loss was passed through to and included in the tax returns of the members. The Company was subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries were subject to entity

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

level U.S. and foreign income taxes. As a result of the internal restructuring prior to the IPO, a portion of the Company's income will be subject to U.S. federal, state, local, and foreign income taxes and taxed at the prevailing corporate tax rates.

Net Loss Attributable to Common Stockholders Per Share

        The Company follows the two-class method when computing net loss attributable to common stockholders per share as the Company had issued shares that meet the definition of participating securities which converted to common stock upon the IPO. Prior to the internal restructuring, the Company's convertible redeemable preferred units contractually entitled the holders of such units to participate in dividends, but did not contractually require the holders of such units to participate in losses of the Company. Accordingly, in periods prior to 2014 in which the Company reports a net loss or a net loss attributable to common shareholders resulting from preferred stock dividends or accretion, net losses are not allocated to participating securities. After the IPO the Company has continued to follow the two-class method because it has issued two classes of common stock—Class A and Class B.

        Basic net income (loss) attributable to common stockholders per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding for the period. For periods in which the Company has reported net losses, diluted net loss per share attributable to common shareholders is the same as basic net loss per share attributable to common stockholders, since dilutive common stock are not assumed to have been issued if their effect is anti-dilutive.

Subsequent Events

        The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2014, but prior to the filing of the financial statements with the Securities and Exchange Commission to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of these financial statements.

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued a new accounting standard update that requires the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted this new standard on a prospective basis in the first quarter of fiscal 2014, and the adoption of this accounting standard update did not have a material impact on the Company's consolidated financial statements.

        In May 2014, the FASB issued new accounting guidance regarding revenue recognition under GAAP. This new guidance will supersede nearly all existing revenue recognition guidance, and is effective for public entities for annual and interim periods beginning after December 31, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this new guidance on the Company's consolidated financial statements.

        In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements—Going Concern", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the consolidated financial statements.

3. Fair Value Measurements

        The following tables set forth the fair value of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2014 based on the three-tier value hierarchy:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market funds	$302,595	$302,595	—	—
Short-term investments:
Certificates of deposit	60,000	60,000	—	—
Restricted cash
Money market funds	302	302	—	—

Total	$362,897	$362,897	$—	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market funds	$32,560	$32,560	—	—
Short-term investments:
Certificates of deposit	50,019	50,019	—	—
Restricted cash
Money market funds	346	346	—	—

Total	$82,925	$82,925	$—	$—

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

        The Company remeasures the fair value of certain assets upon the occurrence of certain events. In 2014, the Company recorded goodwill impairment charges of $0.8 million after remeasuring the fair value of the goodwill associated with its Australian reporting unit. This adjustment falls within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The fair value measurements were determined using the income and the market approaches. The income approach uses a discounted cash flow analysis. The market approach includes the guideline public company method and guideline transaction method.

Notes to Consolidated Financial Statements (Continued)

4. Intangible assets and Goodwill

        Intangible assets consisted of the following as of December 31, 2013 and 2014 (in thousands):

	Weighted- Average Amortization Period (Years)	December 31, 2014			December 31, 2013
		Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Trademarks	5	$2,001	$(604)	$1,397	$2,030	$(219)	$1,811
Customer relationships	5	1,300	(368)	932	1,300	(108)	1,192
Non-compete agreements	3 - 5	108	(52)	56	110	(19)	91
Technology	5	718	(467)	251	920	(430)	490
Other intangibles	3	373	(158)	215	373	(47)	326
Domain names	5	2,687	(2,684)	3	2,695	(2,686)	9

Total		$7,187	$(4,333)	$2,854	$7,428	$(3,509)	$3,919

        The following is a summary of the estimated aggregate amortization expense in future years at December 31, 2014 (in thousands):

2015	$961
2016	880
2017	640
2018 and thereafter	373

$2,854

        For the years ended December 31, 2013 and 2012, no impairment of goodwill had been indicated. At the end of 2014, because the Company identified material reductions in revenue expectations and increased costs for its Australian reporting unit, it performed a qualitative assessment which required it to perform the two step test. Step one indicated that the fair value of the reporting unit was below the book value including goodwill. Upon completion of its second step the Company identified and recorded a goodwill impairment of $0.8 million which is included in the consolidated statements of operations under operations, technology, general and administrative. The remaining goodwill in that reporting unit is approximately $1.7 million and will continue to be evaluated on a quarterly basis. In 2014 goodwill was reduced by $0.7 million as a result of foreign exchange fluctuations in addition to the reduction due to the impairment.

Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment, net

        Property and equipment, net consists of the following:

	December 31,
	2014	2013
	(in thousands)
Furniture and computer equipment	$48,399	$26,218
Site and software development costs	36,294	23,715
Leasehold improvements	14,290	1,912
Construction in progress	4,800	184

	103,783	52,029
Less accumulated depreciation and amortization	(43,144)	(29,941)

Property and equipment, net	$60,639	$22,088

        Property and equipment depreciation and amortization expense was $20.8 million, $12.5 million, and $8.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

6. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2014	2013
	(in thousands)
Employee compensation and related benefits	$15,244	$9,517
Marketing	9,561	5,329
Accrued property, plant and equipment	7,151	—
Credit card	3,560	2,213
Audit, legal and professional fees	898	377
Other accrued expenses	5,921	3,939

	$42,335	$21,375

7. Commitments and Contingencies

Leases

        The Company leases office space under non-cancelable leases. These leases expire at various dates through 2024 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Rental expense under operating leases was $11.4 million, $4.6 million, and $3.0 million in the years ended December 31, 2014, 2013 and 2012, respectively. The Company has issued letters of credit for approximately $3.3 million as security for these lease agreements.

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

        Future lease payments under non-cancelable leases are as follows as of December 31, 2014:

Amount
(in thousands)
2015	$13,303
2016	15,596
2017	15,245
2018	15,337
2019	13,970
Thereafter	53,936

$127,387

        Future lease payments have not been reduced by minimum sublease rentals of $1.1 million due to the Company in the future under non-cancelable subleases.

        In March 2014, the Company expanded the lease of office space in Boston, MA to a total of approximately 275,000 square feet through 2024. The Company has an option to extend the lease for two successive 5 year periods.

        In September 2014, the Company signed a lease to expand its warehouse space in Ogden, UT by an additional 180,000 square feet through 2022 which it plans to occupy in 2015. The Company established a long-term asset and liability of $3.9 million for the estimated construction costs incurred under this lease arrangement through December 31, 2014 since the Company is considered the owner for accounting purposes only during the construction period. Upon occupancy of the facility, which is expected in 2015, the Company will assess whether this arrangement qualifies for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner, the facility will be accounted for as a financing lease.

Collection of Sales or Other Similar Taxes

        Based on the location of the Company's current operations, it collects and remits sales tax in Kentucky, Massachusetts, New York and Utah. The Company does not currently collect sales or other similar taxes for the sale of goods in states where no obligation to collect these taxes is required under applicable law. Several states have presented the Company with assessments, alleging that it is required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states is approximately $11.7 million. The Company does not believe that it was obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, the Company believes a loss is not probable hence a liability has not been recorded, however, no assurance can be given as to the outcome of this situation.

Legal Matters

        The Company is subject to legal proceedings and claims in the ordinary course of business. However, the Company is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements (Continued)

8. Employee Benefit Plans

        The Company has a defined-contribution, incentive savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have reached the age of 21 years. Employees may elect to defer compensation up to a dollar limit (as allowable by the Internal Revenue Code), of which up to 4% of an employee's salary will be matched by the Company. The amounts deferred by the employee and the matching amounts contributed by the Company both vest immediately. The amount expensed under the plan totaled approximately $2.4 million, $1.8 million, and $1.5 million in the years ended December 31, 2014, 2013 and 2012, respectively.

9. Equity-Based Compensation

        In 2010 the Company established an equity incentive plan and in 2011, the plan was amended and restated as the Wayfair LLC Amended and Restated 2010 Common Unit Plan (the "2010 Plan"). The 2010 Plan was administered by the board of directors of Wayfair LLC and provided for the issuance of common option units, deferred units, and restricted common units (all common units), which currently represent Class B common stock of the Company.

        In connection with the IPO of Wayfair Inc. as described earlier, Wayfair LLC completed an internal restructuring pursuant to which Wayfair LLC became a wholly-owned subsidiary of Wayfair Inc., and the holders of equity interests in Wayfair LLC became stockholders of Wayfair Inc. In addition, all of the outstanding common units and incentive units of Wayfair LLC were exchanged for shares of common stock or incentive units for common stock, and then were converted into shares of Class B common stock or incentive units for Class B common stock of Wayfair Inc. Accordingly, common option units, restricted common units and deferred units were converted to stock options, restricted common stock and restricted common units ("RSU"), respectively, and may be referred to as such in these notes to the consolidated financial statements. In connection with the IPO, the board of directors of Wayfair Inc. took over administration of the 2010 Plan and adopted the 2014 Incentive Award Plan ("2014 Plan") to grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The 2014 Plan is administered by the board of directors of Wayfair Inc. with respect to awards to non-employee directors and by the compensation committee with respect to other participants and provides for the issuance of stock options, SARs, restricted stock, RSUs, performance shares, stock payments, cash payments, dividend awards and other incentives. The 2014 Plan authorizes up to 8,603,066 shares of Class A common stock Wayfair Inc. to be issued, of which no shares had been issued as of December 31, 2014. Shares or RSUs forfeited and unexercised stock option lapses from the 2010 Plan are available for grants of awards under the 2014 Plan. Any future grants of awards are expected to vest over the service period, typically five years.

        All equity awards granted prior to the IPO were subject to two vesting triggers: a service period (typically five years) and a performance condition (a liquidity event in the form of either a change of control or an initial public offering, each as defined in the Amended Plan). Employees were able to retain provisionally vested stock options and shares upon departure. The Company determined that a liquidity event was not probable until the closing of its IPO on October 7, 2014, and as such, no expense was recognized until that date. After the IPO awards for employees still providing service will continue to vest over the remaining service period. In the fourth quarter of 2014 the Company recorded $55.3 million of equity based compensation calculated under the accelerated attribution method and the service period for the majority of this expense was satisfied prior to the IPO. In addition the Company recorded an asset of $1.4 million as site and software development cost. The Company will continue to record equity based compensation expense in future periods.

Notes to Consolidated Financial Statements (Continued)

9. Equity-Based Compensation (Continued)

        In April 2014, the Company completed a tender offer to repurchase provisionally vested (defined as service period completed) stock options and restricted common stock from certain employees at a price of $26.23 per share. A total of 202,757 shares of restricted common stock and 9,028 stock options were tendered for an aggregate of approximately $5.5 million in net cash after adjusting for the exercise prices associated with the stock options. This tender offer was accounted for as a modification resulting in a $5.5 million compensation charge when accepted by the employee. The Company recorded an expense of $5.5 million in the year ended December 31, 2014.

        A summary of the status and activity for awards of stock options for the year ended December 31, 2013 and 2014 is as follows:

	Stock Options	Weighted-Average Exericse Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2013	664,232	$2.99	6.7
Exercised	(177,704)	$2.99
Repurchased	(9,028)	$2.93
Forfeited/cancelled	(28,454)	$3.11

Outstanding at December 31, 2014	449,046	$2.98	6.5

Exercisable at December 31, 2014	409,567	$2.96	6.5

Expected to vest as of December 31, 2014	26,277	$3.10	6.5

        Intrinsic value of stock options exercised and repurchased was $4.3 million for the year ended December 31, 2014. Aggregate intrinsic value of stock options outstanding and currently exercisable is $7.6 million and $6.9 million respectively. Unrecognized equity based compensation expense related to stock options expected to vest is less than $0.1 million with a weighted average remaining vesting term of 0.3 years as of December 31, 2014.

        A summary of the status and activity for awards of restricted common stock for the years ended December 31, 2014 and 2013 is as follows:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	3,490,968	$4.75
Vested	(3,022,912)	$4.75
Repurchased	(202,757)	$4.75
Forfeited/cancelled	(103,823)	$4.75

Unvested at December 31, 2014	161,476	$4.75

Expected to vest as of December 31, 2014	109,150	$4.75

        The intrinsic value of restricted common stock vested and repurchased was $101.5 million for the year ended December 31, 2014. Aggregate intrinsic value of restricted common stock outstanding is $3.2 million as of December 31, 2014. Unrecognized equity based compensation expense related to restricted common stock expected to vest is less than $0.1 million with a weighted average remaining vesting term of 0.2 years as of December 31, 2014.

Notes to Consolidated Financial Statements (Continued)

9. Equity-Based Compensation (Continued)

        A summary of the status and activity for awards of RSUs for the year ended December 31, 2014 and 2013 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Unvested at December 31, 2013	5,255,113	$7.95	6.0
Granted	1,953,227	$27.07
Vested	(2,198,857)	$7.89
Forfeited/cancelled	(467,252)	$12.31

Unvested at December 31, 2014	4,542,231	$17.67	5.6

Expected to vest as of December 31, 2014	3,394,145	$18.11	5.7

        The intrinsic value of RSU vested was $69.0 million for the year ended December 31, 2014. Aggregate intrinsic value of RSUs outstanding is $90.2 million as of December 31, 2014. Unrecognized equity based compensation expense related to RSUs expected to vest is $38.2 million with a weighted average remaining vesting term of 1.7 years as of December 31, 2014.

10. Stockholders' Equity (Deficit)

Corporate Reorganization

        On October 1, 2014, in anticipation of the IPO, the Company completed an internal restructuring as described in note 1. Pursuant to the restructuring, Wayfair LLC became a wholly-owned subsidiary of Wayfair Inc., and the holders of equity interests in Wayfair LLC became stockholders of Wayfair Inc. Wayfair Inc. was incorporated as a Delaware corporation on August 8, 2014. In connection with this restructuring $306.2 million of accumulated deficit from Wayfair LLC was transferred to additional paid in capital of Wayfair Inc.

Series A and Series B Convertible Redeemable Preferred Units of Wayfair LLC

        In connection with the internal restructuring all of the outstanding Series A and Series B Preferred Units were exchanged for shares of Series A and Series B convertible preferred stock. Immediately prior to the completion of the IPO, all of the outstanding shares of Series A and Series B convertible preferred stock converted into 27,546,934 shares of Class B common stock of Wayfair Inc.

        The Company recognized changes in the redemption value of the convertible redeemable preferred stock immediately as they occurred by adjusting the carrying amount of the redeemable security to what would be the redemption amount assuming the security was redeemable at the balance sheet date. Accordingly, the Company recorded accretion of the Series A stock of $14.4 million credit, $25.4 million, and $12.2 million for the years ended December 31, 2014 and 2013 and 2012, respectively. At the time of the conversion of Series A and Series B convertible preferred stock an adjustment of $14.8 million was recorded as a reduction of accretion expense when the carrying value of the convertible redeemable preferred units was reduced to its conversion value. The Company recorded accretion on the Series B stock of $2.5 million for the year ended December 31, 2014.

Notes to Consolidated Financial Statements (Continued)

10. Stockholders' Equity (Deficit) (Continued)

        Upon the issuance of Series B units in March 2014, the Company distributed $15.0 million in accrued dividends to Series A holders and upon the completion of the IPO in October 2014 distributed the remaining accrued dividends of $24.5 million to Series A holders.

Common Units of Wayfair LLC

        Upon the internal restructuring, and in connection with the IPO, all of the outstanding common units were exchanged for shares of common stock and further reclassified into 44,904,110 shares of Class B common stock of Wayfair Inc. As of December 31, 2014, Wayfair Inc. had 83,182,066 shares of Class A and Class B common stock outstanding.

Preferred Stock

        Upon the closing of the IPO in October 2014, Wayfair Inc. authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of December 31, 2014, Wayfair Inc. had no shares of undesignated preferred stock issued or outstanding.

Common Stock

        On October 7, 2014, the Company completed its IPO of 12,650,000 shares of its Class A common stock at a public offering price of $29.00 per share, of which 10,500,000 shares were sold by the Company and 2,150,000 shares were sold by its selling stockholders, including 1,650,000 shares pursuant to the underwriters' option to purchase additional shares, resulting in net proceeds to the Company of approximately $282.9 million, after deducting underwriting discounts and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

        The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 37,002,874 shares of Class A common stock and 46,179,192 shares of Class B common stock were outstanding as of December 31, 2014. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the IPO 24,352,874 shares of Class B common stock were converted to Class A common stock through December 31, 2014.

Notes to Consolidated Financial Statements (Continued)

11. Segment and Geographic Information

        The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by our chief operating decision maker ("CODM") in managing and accessing the business. The CODM for the Company is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. Accordingly, the Company has determined that it has one operating and reportable segment. No country outside of the United States provided greater than 10% of total revenue.

        The Company generates net revenue from Direct Retail sales derived through the Company's sites and Other sales derived through sites operated by third parties and fees from third-party advertising distribution providers as set forth below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net revenue
Direct Retail	$1,101,686	$673,446	$389,290
Other	217,265	242,397	211,738

Net revenue	$1,318,951	$915,843	$601,028

        Revenue from external customers for each group of similar products and services are not reported to the CODM. Separate identification of this information for purposes of segment disclosure is impractical, as it is not readily available and the cost to develop it would be excessive.

        The following table sets forth revenue and long-lived assets by geographic area:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Geographic net revenue:
United States	$1,236,215	$857,001	$542,736
International	82,736	58,842	58,292

Total	$1,318,951	$915,843	$601,028

	Year Ended December 31,
	2014	2013
	(in thousands)
Geographic long-lived assets:
United States	$59,013	$21,451
International	1,626	637

Total	$60,639	$22,088

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes

        Income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 attributable to income (loss) from operation is presented below (in thousands):

Year ended December 31, 2014	Current	Deferred	Total
Federal	$—	$32	$32
State	1	4	5
Foreign	138	—	138

	$139	$36	$175

Year ended December 31, 2013	Current	Deferred	Total
Federal	$—	$—	$—
State	1	—	1
Foreign	41	4	45

	$42	$4	$46

Year ended December 31, 2012	Current	Deferred	Total
Federal	$—	$—	$—
State	—	—	—
Foreign	50	—	50

	50	—	50

        The actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the United States Federal corporate income tax rate of 35% to income before tax expense (benefit) as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Computed expected tax expense (benefit)	$(51,773)	$(5,417)	$(7,352)
Decrease in income taxes resulting from:	—	—	—
Partnership losses not creating tax benefit	21,369	3,920	4,620
Effect of conversion to C-corporation	(28,034)	—	—
State income tax expense, net of federal benefit	(2,517)	(269)	—
Foreign tax rate differential	2,826	619	1,500
Restricted stock expense	5,555	—	—
Change in valuation allowance	52,921	1,418	1,199
Other	(172)	(225)	83

Net income tax expense (benefit)	$175	$46	$50

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        The components of results of income before income tax expense (benefit) determined by tax jurisdiction, are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(128,505)	$(9,895)	$(13,299)
Foreign	(19,418)	(5,585)	(7,706)

Total	$(147,923)	$(15,480)	$(21,005)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows (in thousands):

	December 31
	2014	2013
Deferred tax asset:
Accounts receivable, due to allowance for doubtful accounts	$1,009	$—
Inventories	295	—
Operating loss carry-forwards	17,939	6,901
Stock-based compensation expense	11,529	—
Intangibles due to differences in amortization	26,557	—
Accrued Expenses/Other	3,555	1
Charitable Contributions	18	—
Deferred Rent	7,161	—

Gross deferred tax asset	68,063	6,902
Less: Valuation allowance	(58,980)	(6,902)

Net deferred tax asset	9,083	—

Deferred tax liability:
Prepaid expenses	(783)	—
Capitalized technology	(5,019)	—
Property and equipment, due to difference in depreciation	(3,281)	—
Tax-deductible goodwill	(36)	—

Total deferred tax liabilities	(9,119)	—

Net deferred tax assets	(36)
Current net deferred tax asset	(55)	—
Current net deferred tax liability	—	—
Non-current net deferred tax asset	19	—
Non-current net deferred tax liability	—	—

	(36)	—

        As of December 31, 2014, the Company had federal net operating loss carryforwards available to offset future federal taxable income of $84.9 million. Approximately $60.2 million of the federal net operating loss carryforward will result in an increase to additional paid-in capital if and when these carryforwards are used to reduce income taxes payable.

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        In addition, the Company had state net operating loss carryforwards available in the amount of $81.2 million which are available to offset future state taxable income. Approximately $57.5 million of the state net operating loss carryforward will result in an increase to additional paid-in capital if and when these carryforwards are used to reduce income taxes payable.

        The federal net operating loss carryforwards begin to expire in the year ended December 31, 2034. The state net operating loss carryforwards begin to expire in the year ended December 31, 2029.

        The Company's ability to utilize these federal and state net operating loss carry-forwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.

        The Company also had foreign net operating loss carry-forwards available to offset future foreign income of $46.9 million. The foreign net operating loss carryforwards have no expiration.

        In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2014, based upon an evaluation of the positive and negative evidence, the Company concluded that an increase of $52.1 million of the deferred tax asset valuation allowance was appropriate, resulting in a valuation allowance of $ 59.0 million as of December 31, 2014. The total expense from the change in valuation allowance is $52.9 million.

        As of December 31, 2014, the Company has not provided for U.S. deferred income taxes on undistributed earnings of its foreign subsidiaries of approximately $0.9 million since these earnings are to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to additional U.S. and state income taxes (less foreign tax credits), as well as withholding taxes in its foreign locations. The amount of taxes attributable to the undistributed earnings is not practicably determinable.

        The Company establishes reserves for uncertain tax positions based on management's assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

        The Company had gross unrecognized tax benefits of $0.2 million as of December 31, 2014 and 2013. At December 31, 2014, $0.2 million represents the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company's effective tax rate. During the years ended December 31, 2014, 2013 and 2012 the total gross amount of unrecognized tax benefits remain unchanged.

        The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties and interest during the years ended December 31, 2014, 2013 and 2012 because it believes that such additional interest and penalties would be insignificant. As of December 31, 2014, the combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current income taxes payable was less than $0.1 million.

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        The Company believes that it is reasonably possible that its remaining unrecognized tax benefits may be recognized by the end of 2015 as a result of a lapse of the statute of limitations.

        The Company's tax jurisdictions include the United States, the UK, Germany, Ireland, Australia, and the British Virgin Islands. The statute of limitations with respect to the Company's United States federal income taxes has expired for years prior to 2011, except for the 2008 tax year for one of the Company's corporate subsidiaries. The relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses generated in each preceding year.

13. Credit Agreement

        The Company has a credit agreement with Bank of America, which provides the Company with a line of credit for up to $25.0 million, with the committed amounts of $10.0 million to be used for a revolving line of credit and to support letters of credit and $15.0 million to be used to support the Company's credit card program. The Company is required to maintain certain covenants, including debt service coverage, tangible net worth, and unencumbered liquid assets. The Company did not borrow any amounts under the credit agreement during the years ended December 31, 2014, 2013 and 2012. The credit agreement is renewable on an annual basis. The Company renewed this agreement on June 6, 2014 and it will mature on July 31, 2015.

14. Related-Party Transactions

        The Company has done business with a company owned by a family member of one of the Company's officers. During the year ended December 31, 2012, the Company paid this related party $2,000 as part of a revenue-sharing agreement. In addition, the Company paid this related party and its affiliates $200, $4,000, and $21,000 in the years ended December 31, 2014, 2013 and 2012, respectively, in conjunction with a supplier relationship.

15. Net Loss per Share

        Basic and diluted net (loss) income per share is presented using the two class method required for participating securities. Class A and Class B common stock are the only outstanding equity in the Company since our IPO in October 2014. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. The Class B common stock also has approval rights over certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at any time at the option of the stockholder, and will be automatically converted into one share of Class A common stock upon a sale or transfer, subject to certain limited exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock will automatically convert into Class A common stock.

        Basic net income (loss) per share attributable to common stockholders is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed using the weighted-average

Notes to Consolidated Financial Statements (Continued)

15. Net Loss per Share (Continued)

number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period. The Company's common stock equivalents consist of shares issuable upon the release of restricted stock units, and to a lesser extent, the incremental shares of common stock issuable upon the exercise of stock options and unvested restricted stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The Company's basic and diluted net loss per share are the same because the Company has generated net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share because they have an antidilutive impact.

        The Company allocates undistributed earnings between the classes on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per Class A and Class B shares are equivalent.

        Even prior to the conversion of its Series A and Series B convertible preferred stock to common stock, effective October 7, 2014, the Company applied the two class method for calculating and presenting earnings per share. Under the two class method, net (loss) income attributable to common stockholders is determined by allocating undistributed earnings between common stock and participating securities. Undistributed earnings are calculated as net income (loss) less distributed earnings and accretion of Series A and Series B convertible preferred stock. As holders of Series A and Series B convertible preferred stock did not have a contractual obligation to share in the losses of the Company, the net loss attributable to common stockholders for each periods prior to the IPO was not allocated between common stock and participating securities. Accordingly, Series A and Series B convertible preferred stock are excluded from the calculation of basic and diluted net loss per share. The Company's basic and diluted net loss per share are the same because the Company has generated net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share because they have an antidilutive impact.

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(148,098)	$(15,526)	$(21,055)
Accretion of preferred units to redemption value	$(2,071)	$(25,388)	$(12,154)

Net loss attributable to common stockholders per share—basic and diluted	$(150,169)	$(40,914)	$(33,209)

Denominator:
Weighted average shares used for basic and diluted net loss per share computation	50,641,601	41,331,546	41,271,992

Net loss per common share attributable to common stockholders:
Basic and Diluted	$(2.97)	$(0.99)	$(0.80)

Notes to Consolidated Financial Statements (Continued)

15. Net Loss per Share (Continued)

        The following have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders as their effect would have been antidilutive:

	Year Ended December 31,
	2014	2013	2012
Series A convertible redeemable preferred units	—	21,551,801	21,551,801
Stock options	449,046	664,232	711,307
Restricted stock	161,476	3,490,968	3,546,942
Restricted stock units	4,542,231	5,255,113	1,979,763

	5,152,753	30,962,114	27,789,813

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

        This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at investor.wayfair.com.

        The other information required by this item is incorporated by reference from our proxy statement for our 2015 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2014.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from our proxy statement for our 2015 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference from our proxy statement for our 2015 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2014.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference from our proxy statement for our 2015 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2014.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated by reference from our proxy statement for our 2015 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2014.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
Financial Statements

        The following financial statements and supplementary data are included in Part II of Item 8 filed of this Annual Report on Form 10-K:

        None

(b)
Financial Statement Schedules

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein

(c)
Exhibits

        See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYFAIR INC.
By:	/s/ NIRAJ SHAH Niraj Shah President and Chief Executive Officer
Date: March 19, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ NIRAJ SHAH Niraj Shah	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2015
/s/ MICHAEL FLEISHER Michael Fleisher	Chief Financial Officer (Principal Financial Officer)	March 19, 2015
/s/ NICHOLAS MALONE Nicholas Malone	Chief Administrative Officer (Principal Accounting Officer)	March 19, 2015
/s/ STEVEN CONINE Steven Conine	Chief Technology Officer and Director	March 19, 2015
/s/ NEERAJ AGRAWAL Neeraj Agrawal	Director	March 19, 2015
/s/ JULIE BRADLEY Julie Bradley	Director	March 19, 2015
/s/ ALEX FINKELSTEIN Alex Finkelstein	Director	March 19, 2015

Signature	Title	Date

/s/ ROBERT GAMGORT Robert Gamgort	Director	March 19, 2015
/s/ MICHAEL KUMIN Michael Kumin	Director	March 19, 2015
/s/ IAN LANE Ian Lane	Director	March 19, 2015
/s/ ROMERO RODRIGUES Romero Rodrigues	Director	March 19, 2015

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
2.1	Contribution and Exchange Agreement dated as of August 15, 2014 between the Company and the other and the other parties thereto		S-1	333-198171	8/15/14	2.1
3.1	Restated Certificate of Incorporation of the Company		8-K	001-36666	10/8/14	3.1
3.2	Amended and Restated Bylaws of the Company		8-K	001-36666	10/8/14	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock of the Company		S-1	333-198171	9/19/14	4.1
10.1	Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/14	10.1
10.2	Form of Deferred Unit Agreement under the Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/14	10.2
10.3	2014 Incentive Award Plan		S-1	333-198171	9/19/14	10.3
10.4	Form of Option Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/14	10.4
10.5	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/14	10.5
10.6	Form of Restricted Stock Award Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/14	10.6
10.7	Investors' Rights Agreement, dated August 15, 2014, by and among the Company and the other parties thereto	X
10.8	Form of Indemnification Agreement for Directors and Officers		S-1	333-198171	8/15/14	10.8
10.9
	Office Lease dated April 18, 2013 between Copley Place Associates, LLC and the Company, as amended by the First Amendment to Lease dated February 11, 2014, and as further amended by the Second Amendment to Lease dated October 24, 2014	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.10	Agreement of Lease dated December 31, 2013 between Distribution I Patent Tenant LLC and the Company		S-1	333-198171	8/15/14	10.10
10.11	Form of Amended and Restated Letter Agreement dated May 6, 2014 between the Company and each of Niraj Shah and Steven Conine		S-1	333-198171	8/15/14	10.11
10.12	Letter Agreement dated October 2, 2013 between the Company and Michael Fleisher, as amended May 5, 2014		S-1	333-198171	8/15/14	10.12
10.13	Loan Agreement dated October 29, 2012 between Bank of America, N.A. and the Company, as amended by amendments dated October 29, 2013 and June 6, 2014	X
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X