Form 10-Q
period 2015-03-31
Wayfair Inc.
filed 2015-05-14
CIK 1616707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-36666

Wayfair Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4791999
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4 Copley Place, 7th Floor, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

Class	Outstanding at April 30, 2015
Class A Common Stock, $0.001 par value per share	42,403,967
Class B Common Stock, $0.001 par value per share	41,126,255

WAYFAIR INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2015

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the Part II, Item 1A, Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

WAYFAIR INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$206,082	$355,859
Short-term investments	74,213	60,000
Accounts receivable, net of allowance of $2,252 and $2,545 at March 31, 2015 and December 31, 2014, respectively	7,958	5,949
Inventories	20,011	19,798
Prepaid expenses and other current assets	60,980	45,262
Total current assets	369,244	486,868
Property and equipment, net	74,983	60,639
Goodwill and intangible assets, net	6,115	6,478
Long-term investments	79,307	—
Other noncurrent assets	1,559	1,538
Total assets	$531,208	$555,523
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$123,336	$147,873
Accrued expenses	47,727	42,335
Deferred revenue	31,899	26,784
Other current liabilities	17,247	15,600
Total current liabilities	220,209	232,592
Other liabilities	28,425	17,392
Total liabilities	248,634	249,984

Commitments and contingencies (Note 6)

Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at March 31, 2015 and December 31, 2014	—	—
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 40,736,828 and 37,002,874 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	41	37
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 42,731,150 and 46,179,192 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	42	46
Additional paid-in capital	367,925	363,944
Accumulated deficit	(85,258)	(58,122)
Accumulated other comprehensive loss	(176)	(366)
Total stockholders’ equity	282,574	305,539
Total liabilities and stockholders’ equity	$531,208	$555,523

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014
Net revenue	$424,371	$278,707
Cost of goods sold	321,536	213,500
Gross profit	102,835	65,207

Operating expenses:
Customer service and merchant fees	15,978	10,969
Advertising	57,999	44,204
Merchandising, marketing and sales	23,234	15,171
Operations, technology, general and administrative	32,620	22,769
Amortization of acquired intangible assets	250	249
Total operating expenses	130,081	93,362
Loss from operations	(27,246)	(28,155)
Interest income, net	264	56
Other (expense) income, net	(108)	88
Loss before income taxes	(27,090)	(28,011)
Provision for income taxes	46	15
Net loss	(27,136)	(28,026)
Accretion of convertible redeemable preferred units	—	(7,150)
Net loss attributable to common stockholders	$(27,136)	$(35,176)
Net loss attributable to common stockholders per share, basic and diluted	$(0.33)	$(0.85)
Weighted average common shares outstanding, basic and diluted	83,210	41,144

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.

CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Net loss	$(27,136)	$(28,026)
Other comprehensive loss:
Foreign currency translation adjustments	144	(119)
Net unrealized gain on available-for-sale investments	46	—
Comprehensive loss	$(26,946)	$(28,145)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(27,136)	$(28,026)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,744	4,198
Equity based compensation	7,642	4,554
Other non-cash adjustments	231	75
Changes in operating assets and liabilities:
Accounts receivable	(2,128)	1,741
Inventories	(240)	(630)
Prepaid expenses and other current assets	(15,327)	(9,591)
Accounts payable and accrued expenses	(16,800)	(6,478)
Deferred revenue and other liabilities	12,151	10,721
Other assets	(339)	(996)
Net cash used in operating activities	(35,202)	(24,432)

Cash flows from investing activities
Purchase of short-term and long-term investments	(104,233)	(10,000)
Maturities of short-term investments	10,000	9,979
Purchase of property and equipment	(12,051)	(11,357)
Site and software development costs	(4,115)	(2,717)
Other investing activities, net	302	(3,407)
Net cash used in investing activities	(110,097)	(17,502)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(4,251)	—
Net proceeds from exercise of stock options	15	—
Proceeds from issuance of Series B convertible redeemable preferred units	—	154,774
Repurchase of common units	—	(23,500)
Dividends paid to Series A convertible redeemable preferred	—	(15,000)
Repurchase of employee equity	—	(4,554)
Net cash (used in) provided by financing activities	(4,236)	111,720
Effect of exchange rate changes on cash and cash equivalents	(242)	20
Net (decrease) increase in cash and cash equivalents	(149,777)	69,806
Cash and cash equivalents
Beginning of period	355,859	65,289
End of period	$206,082	$135,095

Supplemental disclosure of non-cash investing activities
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$5,988	$4,716
Construction costs capitalized under finance lease obligations	$9,900	$—
Supplemental disclosure of non-cash financing activities
Accretion of preferred unit dividends	$—	$7,150
Purchase of employee equity included in accounts payable and accrued expenses	$—	$4,554

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

Notes to Consolidated and Condensed Financial Statements

(Unaudited)

1.              Basis of Presentation

Wayfair Inc. (the “Company”) is an e-commerce business offering visually inspiring browsing, compelling merchandising, easy product discovery and attractive prices for over seven million products from over 7,000 suppliers across five distinct brands—Wayfair.com, Joss & Main, AllModern, DwellStudio, and Birch Lane. In addition to generating net revenue through Direct Retail sales, which includes all sales generated primarily through the Company’s websites, mobile optimized websites, and mobile applications (“sites”), net revenue is also generated through sites operated by third parties and through third party advertising distribution providers that pay the Company based on the number of advertisement related clicks, actions, or impressions for advertisements placed on the Company’s sites.

The consolidated and condensed financial statements and other disclosures contained in this Quarterly Report on Form 10-Q are those of the Company. The Company was incorporated as a Delaware corporation on August 8, 2014. Prior to the effectiveness of the Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) in October 2014, Wayfair LLC was the principal operating entity. In connection with the IPO of the Company, Wayfair LLC completed a corporate reorganization pursuant to which Wayfair LLC became a wholly-owned subsidiary of the Company, and the holders of equity interests in Wayfair LLC became stockholders of the Company. For additional information regarding the change in reporting entity, see Note 1, Basis of Presentation, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The consolidated and condensed balance sheet data as of December 31, 2014 was derived from audited financial statements. The accompanying consolidated and condensed balance sheet as of March 31, 2015, the consolidated statements of operations, consolidated statements of comprehensive loss, and consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2015 and results of operations and cash flows for the three months ended March 31, 2015 and 2014. The financial data and the other information disclosed in these notes to the consolidated and condensed financial statements related to these periods are unaudited.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or for any other period. The consolidated and condensed results of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2015.

2.              Summary of Significant Accounting Policies

The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. The Company believes that there have been no significant changes during the three months ended March 31, 2015 to the items disclosed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 other than those noted below.

Marketable Securities

The Company classifies its marketable securities as “available-for-sale” or “trading” securities.

Available-for-sale securities are classified as short term investments and long-term investments on the consolidated and condensed balance sheets and are carried at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are recorded, net of taxes, in the “Accumulated other comprehensive loss” caption of the Company’s consolidated and condensed balance sheets. Unrealized losses, excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that the Company (i) does not intend to sell and (ii) will not be required to sell below cost are also recorded, net of taxes, in “Accumulated other comprehensive loss.” Further, the Company does not believe it will be required to sell such securities below cost. Therefore, the only other-than-temporary losses the Company records in “Other income, net” in its consolidated statements of operations are related to credit losses. As of March 31, 2015, the Company’s available-for-sale securities consisted of investment securities. The maturities of the Company’s long-term marketable securities generally range from one to three years.

3.              Marketable Securities and Fair Value Measurements

Marketable Securities

As of March 31, 2015, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $88.5 million. The Company did not hold any available-for-sale securities at December 31, 2014.

The following table presents details of the Company’s marketable securities as of March 31, 2015 (in thousands):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$9,213	$—	$(1)	$9,212
Long-term:
Investment securities	79,260	86	(39)	79,307
Total	$88,473	$86	$(40)	$88,519

Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The three levels of inputs used to measure fair value are as follows:

•                  Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities

•                  Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full-term of the asset or liability

•                  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 based on the three-tier value hierarchy (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$152,635	—	—	$152,635
Short-term investments:
Certificates of deposit	65,000	—	—	65,000
Investment securities	9,213	—	—	9,213
Long-term:
Investment securities	79,307	—	—	79,307
Total	$306,155	$—	$—	$306,155

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$302,595	—	—	$302,595
Short-term investments:
Certificates of deposit	60,000	—	—	60,000
Restricted cash:
Money market funds	302	—	—	302
Total	$362,897	$—	$—	$362,897

4.              Intangible Assets and Goodwill

The following table summarizes intangible assets as of March 31, 2015 and December 31, 2014 (in thousands):

	Weighted-Average	March 31, 2015
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,996	$(702)	$1,294
Customer relationships	5	1,300	(433)	867
Non-compete agreements	3 - 5	107	(61)	46
Technology	5	676	(485)	191
Other intangibles	3	373	(186)	187
Domain names	5	2,687	(2,683)	4
Total		$7,139	$(4,550)	$2,589

	Weighted-Average	December 31, 2014
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$2,001	$(604)	$1,397
Customer relationships	5	1,300	(368)	932
Non-compete agreements	3 - 5	108	(52)	56
Technology	5	718	(467)	251
Other intangibles	3	373	(158)	215
Domain names	5	2,687	(2,684)	3
Total		$7,187	$(4,333)	$2,854

Amortization expense related to intangible assets was $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

The following table presents the changes in goodwill during the three months ended March 31, 2015 (in thousands):

Net Book Value
Goodwill as of December 31, 2014	$3,624
Foreign currency exchange rate effect	(98)
Goodwill as of March 31, 2015	$3,526

5.              Property and Equipment, net

The following table summarizes property and equipment, net as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Furniture and computer equipment	$50,880	$48,399
Site and software development costs	40,015	36,294
Leasehold improvements	15,684	14,290
Construction in progress	15,107	4,800
	121,686	103,783
Less accumulated depreciation and amortization	(46,703)	(43,144)
Property and equipment, net	$74,983	$60,639

Property and equipment depreciation and amortization expense was $6.5 million and $3.9 million for the three months ended March 31, 2015 and 2014, respectively.

6.              Commitments and Contingencies

Leases

The Company leases office space under non-cancelable leases. These leases expire at various dates through 2024 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Rent expense under operating leases was $4.1 million and $3.5 million in the three-months ended March 31, 2015 and 2014, respectively. The Company has issued letters of credit for approximately $3.3 million as security for these lease agreements as of March 31, 2015 and December 31, 2014.

Collection of Sales or Other Similar Taxes

Based on the location of the Company’s current operations, it collects and remits sales tax in Kentucky, Massachusetts, New York and Utah. The Company does not currently collect sales or other similar taxes for the sale of goods in states where no obligation to collect these taxes is required under applicable law. Several states have presented the Company with assessments, alleging that it is required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, not including taxes allegedly owed for periods subsequent to such assessments or interest and penalties after the date the Company last received such assessments, is approximately $12.7 million. The Company does not believe that it was obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, the Company believes a loss is not probable and therefore has not recorded a liability, however, no assurance can be given as to the outcome of these assessments.

Legal Matters

The Company is subject to legal proceedings and claims in the ordinary course of business. However, the Company is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

7.              Equity-Based Compensation

In 2010 the Company established an equity incentive plan and in 2011, the plan was amended and restated as the Wayfair LLC Amended and Restated 2010 Common Unit Plan (the “2010 Plan”). The 2010 Plan was administered by the board of directors of Wayfair LLC and provided for the issuance of common option units, restricted common units (all common units), deferred units, which currently represent Class A or Class B common stock of the Company.

In connection with the IPO and as described in Note 1, Basis of Presentation, the Company completed a corporate reorganization pursuant to which Wayfair LLC became a wholly-owned subsidiary of the Company, and the holders of equity interests in Wayfair LLC became stockholders of the Company. In addition, all of the outstanding common units and incentive units of Wayfair LLC were exchanged for shares of common stock or incentive units for common stock, and then were converted into shares of Class B common stock or incentive units for Class B common stock of the Company. Accordingly, common option units, restricted common units and deferred units were converted to stock options, restricted common stock and restricted stock units (“RSU”), respectively, and may be referred to as such in these notes to the consolidated financial statements. In connection with the IPO, the board of directors of the Company took over administration of the 2010 Plan and adopted the 2014 Incentive Award Plan (“2014 Plan”) to grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The 2014 Plan is administered by the board of directors of the Company with respect to awards to non-employee directors and by the compensation committee with respect to other participants and provides for the issuance of stock options, SARs, restricted stock, RSUs, performance shares, stock payments, cash payments, dividend awards and other incentives. The 2014 Plan authorizes up to 8,603,066 shares of Class A common stock to be issued, of which 419,552 shares had been issued as of March 31, 2015. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 Plan are available for grants of awards under the 2014 Plan.

All equity awards granted prior to the IPO were subject to two vesting triggers: a service period (typically five years) and a performance condition (a liquidity event in the form of either a change of control or an initial public offering, each as defined in the 2010 Plan). Employees were able to retain provisionally vested stock options and shares upon departure. The Company determined that a liquidity event was not probable until the closing of its IPO on October 7, 2014, and as such, no expense was recognized until that date. After the IPO, awards for employees still providing service will continue to vest over the remaining service period. Any future grants of awards are expected to vest over the service period.

In April 2014, the Company completed a tender offer to repurchase provisionally vested (defined as service period completed) stock options and restricted common stock from certain employees at a price of $26.23 per share. A total of 202,757 shares of restricted common stock and 9,028 stock options were tendered for an aggregate of approximately $5.5 million in net cash after adjusting for the exercise prices associated with the stock options. This tender offer was accounted for as a modification resulting in a $5.5 million compensation charge when accepted by the employee. The Company recorded an expense of $4.5 million and $1.0 million in three month periods ended March 31, 2014 and June 30, 2014, respectively.

The following table presents activity relating to stock options under the 2010 Plan during the three months ended March 31, 2015:

	Shares	Weighted-Average Exericse Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2014	449,046	$2.98	6.5
Options exercised	(23,341)	$2.92
Options forefeited/cancelled	(1,927)	$3.13
Outstanding at March 31, 2015	423,778	$2.98	6.2
Exercisable at March 31, 2015	407,010	$2.97	6.2
Expected to vest as of March 31, 2015	10,832	$3.27	6.2

Intrinsic value of stock options exercised was $0.5 million for the three months ended March 31, 2015. Aggregate intrinsic value of stock options outstanding and currently exercisable is $12.3 million and $11.9 million, respectively. Unrecognized equity based compensation expense related to stock options expected to vest is less than $0.1 million with a weighted average remaining vesting term of 0.4 years as of March 31, 2015.

The following table presents activity relating to restricted common stock under the 2010 Plan during the three months ended March 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	161,476	$4.75
Restricted stock vested	(139,841)	$4.75
Unvested at March 31, 2015	21,635	$4.75
Expected to vest as of March 31, 2015	14,021	$4.75

The intrinsic value of restricted common stock vested was $3.6 million for the three months ended March 31, 2015. Aggregate intrinsic value of restricted common stock outstanding is $0.7 million as of March 31, 2015. Unrecognized equity based compensation expense related to restricted common stock expected to vest is less than $0.1 million with a weighted average remaining vesting term of 0.3 years as of March 31, 2015.

The following table presents activity relating to RSUs under the 2010 and 2014 Plans during the three months ended March 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2014	4,542,231	$17.67	5.6
RSUs granted	137,369	$21.22
RSUs vested	(419,552)	$17.16
RSUs forfeited/cancelled	(100,280)	$21.43
Outstanding at March 31, 2015	4,159,768	$17.91	5.4
Expected to vest as of March 31, 2015	3,073,699	$18.34	5.5

The intrinsic value of RSUs vested was $10.7 million for the three months ended March 31, 2015. Aggregate intrinsic value of RSUs outstanding is $133.6 million as of March 31, 2015. Unrecognized equity based compensation expense related to RSUs expected to vest is $32.4 million with a weighted average remaining vesting term of 1.6 years as of March 31, 2015.

8.              Segment and Geographic Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.

The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. As a result, the Company identified that it has one operating and reportable segment.

The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through sites operated by third parties and fees from third-party advertising distribution providers (in thousands):

	Three months ended March 31,
	2015	2014
Net revenue
Direct Retail	$369,396	$226,000
Other	54,975	52,707
Net revenue	$424,371	$278,707

Revenue from external customers for each group of similar products and services are not reported to the CODM. Separate identification of this information for purposes of segment disclosure is impractical, as it is not readily available and the cost to develop it would be excessive. No individual country outside of the United States provided greater than 10% of total revenue.

The following table presents revenue and long-lived assets by geographic area (in thousands):

	Three months ended March 31
	2015	2014
Geographic net revenue:
United States	$400,580	$260,135
International	23,791	18,572
Total	$424,371	$278,707

	March 31,	December 31,
	2015	2014
Geographic long-lived assets:
United States	$72,812	$59,013
International	2,171	1,626
Total	$74,983	$60,639

9.              Income Taxes

For the three months ended March 31 2015, income tax expense of less than $0.1 million was recorded.  The income tax expense recorded in the three months ended March 31, 2015 is primarily related to various foreign income tax assessments and to a lesser extent the amortization of goodwill for tax purposes for which there is no corresponding book deduction.

During the three months ended March 31, 2014, the Company was operating as a limited liability company and was taxed as a partnership under the Internal Revenue Code, and accordingly, no provision for federal or state and local income taxes was made on income since the members were individually liable for federal and state and local income taxes on their share of the Company’s earnings.  The Company recorded less than $0.1 million in the three months ended March 31, 2014 associated with various foreign income tax assessments. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The Company has deferred tax assets related to its net operating loss carryforwards accumulated since its corporate reorganization in the fourth quarter of 2014 and related to net operating loss carryforwards of certain of its foreign subsidiaries. A valuation allowance against net deferred tax assets is required if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company reassesses the valuation allowance on a quarterly basis and has provided a valuation allowance for the full amount of its net deferred tax assets.

The Company had gross unrecognized tax benefits of $0.2 million as of March 31, 2015 which remains unchanged from December 31, 2014. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company believes that it is reasonably possible that its remaining unrecognized tax benefits may be recognized by the end of 2015 as a result of a lapse of the statute of limitations.

10.       Stockholders’ Equity

Corporate Reorganization

On October 1, 2014, in anticipation of the IPO, the Company completed a corporate reorganization as described further in Note 1, Basis of Presentation. Pursuant to the corporate reorganization, Wayfair LLC became a wholly-owned subsidiary of the Company, and the holders of equity interests in Wayfair LLC became stockholders of the Company. The Company was incorporated as a Delaware corporation on August 8, 2014. In connection with this corporate reorganization, $306.2 million of accumulated deficit from Wayfair LLC was transferred to additional paid in capital of the Company.

Series A and Series B Convertible Redeemable Preferred Units of Wayfair LLC

In connection with the corporate reorganization all of the outstanding Series A and Series B preferred units of Wayfair LLC were exchanged for shares of Series A and Series B convertible preferred stock of the Company. Immediately prior to the completion of the IPO, all of the outstanding shares of Series A and Series B convertible preferred stock converted into 27,546,934 shares of Class B common stock of the Company.

The Company recognized changes in the redemption value of the convertible redeemable preferred stock immediately as they occurred by adjusting the carrying amount of the redeemable security to what would be the redemption amount assuming the security was redeemable at the balance sheet date. Accordingly, the Company recorded accretion of the Series A convertible preferred stock of $14.4 million credit, $25.4 million, and $12.2 million for the years ended December 31, 2014 and 2013 and 2012, respectively. At the time of the conversion of Series A and Series B redeemable convertible preferred stock an adjustment of $14.8 million was recorded as a reduction of accretion expense when the carrying value of the convertible redeemable preferred units was reduced to its conversion value. The Company recorded accretion on the Series B redeemable convertible preferred stock of $2.5 million for the year ended December 31, 2014.

Upon the issuance of Series B preferred units by Wayfair LLC in March 2014, the Company distributed $15.0 million in accrued dividends to Series A convertible preferred stock holders and, upon the completion of the IPO in October 2014, distributed the remaining accrued dividends of $24.5 million to Series A convertible preferred stock holders.

Preferred Stock

Upon the closing of the IPO in October 2014, the Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of March 31, 2015, the Company had no shares of undesignated preferred stock issued or outstanding.

Common Stock

On October 7, 2014, the Company completed its IPO of 12,650,000 shares of its Class A common stock at a public offering price of $29.00 per share, of which 10,500,000 shares were sold by the Company and 2,150,000 shares were sold by its selling stockholders, including 1,650,000 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to the Company of approximately $282.9 million, after deducting underwriting discounts and offering expenses. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 40,736,828 and 37,002,874 shares of Class A common stock and 42,731,150 and 46,179,192 shares of Class B common stock were outstanding as of March 31, 2015 and December 31, 2014, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock. The Class B common stock also has approval rights over certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the IPO through March 31, 2015, 27,824,101 shares of Class B common stock were converted to Class A common stock.

11.       Credit Agreement

The Company has a credit agreement with Bank of America, which provides the Company with a line of credit for up to $25.0 million, with the committed amounts of $10.0 million to be used for a revolving line of credit and to support letters of credit and $15.0 million to be used to support the Company’s credit card program. The Company is required to maintain certain covenants, including debt service coverage, tangible net worth, and unencumbered liquid assets. The Company did not borrow any amounts under the credit agreement during the three months ended March 31, 2015 and the year ended December 31, 2014. The credit agreement is renewable on an annual basis. The Company renewed this agreement on June 6, 2014 and it will mature on July 31, 2015.

12.       Net Loss per Share

Basic and diluted net loss per share is presented using the two class method required for participating securities. Class A and Class B common stock have been the only outstanding equity in the Company since the IPO in October 2014. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion as described in Note 10, Stockholder’s Equity.

Basic net loss per share attributable to common stockholders is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed using the weighted-average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period. The Company’s common stock equivalents consist of shares issuable upon the release of RSUs, and to a lesser extent, the incremental shares of common stock issuable upon the exercise of stock options and unvested restricted stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The Company’s basic and diluted net loss per share are the same because the Company has generated net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share because they have an antidilutive impact.

The Company allocates undistributed earnings between the classes on a one-to-one basis when computing net loss per share. As a result, basic and diluted net loss per share of Class A and Class B common stock are equivalent.

Even prior to the conversion of the Series A and Series B convertible preferred stock to Class B common stock, effective October 7, 2014, the Company applied the two class method for calculating and presenting earnings per share. Under the two class method, net loss attributable to common stockholders is determined by allocating undistributed earnings between common stock and participating securities. Undistributed earnings are calculated as net loss less distributed earnings and accretion of Series A and Series B convertible preferred stock. As holders of Series A and Series B convertible preferred stock did not have a contractual obligation to share in the losses of the Company, the net loss attributable to common stockholders for each periods prior to the IPO was not allocated between common stock and participating securities. Accordingly, Series A and Series B convertible preferred stock are excluded from the calculation of basic and diluted net loss per share. The Company’s basic and diluted net loss per share are the same because the Company has generated net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share because they have an antidilutive impact.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2015	2014
Net loss	$(27,136)	$(28,026)
Accretion of convertible redeemable preferred units	—	(7,150)
Net loss attributable to common stockholders	$(27,136)	$(35,176)
Weighted average common shares used for basic and diluted net loss per share computation	83,210	41,144

Net loss unit attributable to common stockholders per share:
Basic and Diluted	$(0.33)	$(0.85)

The following have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders as their effect would have been antidilutive:

	Three months ended March 31,
	2015	2014
Series A convertible redeemable preferred units	—	21,551,801
Series B convertible redeemable preferred units	—	5,995,133
Stock options	423,778	658,012
Restricted stock	21,635	3,474,273
Restricted stock units	4,159,768	5,292,793
Total	4,605,181	36,972,012

13.       Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU 2014-15”), Presentation of Financial Statements, Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016 and earlier adoption is permitted. Management does not expect that the application of ASU 2014-15 will have an impact on the Company’s financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Management is currently evaluating which transition approach to use and the impact of the adoption of this ASU on the Company’s financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated and condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those included in the Special Note Regarding Forward Looking Statements and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Wayfair,” “the Company,” “we,” “us” or “our” refer to Wayfair Inc. and its consolidated subsidiaries.

Overview

Wayfair is one of the world’s largest online destinations for the home. Through our e-commerce business model, we offer visually inspiring browsing, compelling merchandising, easy product discovery and attractive prices for over seven million products from over 7,000 suppliers across five distinct brands: Wayfair.com, Joss & Main, AllModern, DwellStudio and Birch Lane.

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

We founded our company in May 2002 and have since delivered over 18 million orders. From 2002 through 2011, the Company was bootstrapped by our co-founders and operated as hundreds of niche websites, such as bedroomfurniture.com and allbarstools.com. In 2006, we launched AllModern. In late 2011, we made the strategic decision to close and permanently redirect over 240 of our niche websites into Wayfair.com to create a one-stop shop for furniture, home furnishings, décor and goods and to build brand awareness, drive customer loyalty and increase repeat purchasing.

Our co-founders are lifetime tech innovators who have worked together in the commercial internet sector since 1995 and have created a company culture deeply rooted in technology. Our technology and data focus facilitates critical e-commerce capabilities such as tailored shopping experiences across our five brands, consumer targeting and personalization, and “anytime, anywhere” shopping across our websites, mobile-optimized websites and mobile applications, which we collectively refer to as our sites.

In the three months ended March 31, 2015, we generated net revenue of $424.4 million, up 52.3% over the same period in 2014. Our net revenue in the three months ended March 31, 2015 included $369.4 million from Direct Retail, which we define as sales generated primarily through the sites of our five brands and $55.0 million from Other, which we define as net revenue generated primarily online through third parties, which we refer to as our retail partners and net revenue from third-party advertisers. In the three months ended March 31, 2015, we generated a net loss of $27.1 million and Adjusted EBITDA of $(12.3) million, decreases of $0.9 million and $7.1 million, respectively, over the same period in 2014. Our net loss and Adjusted EBITDA results were primarily due to a decrease in advertising as a percentage of net revenue in the three months ended March 31, 2015 compared to the same period in 2014, which were driven by increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth. For additional information about Adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool and the reconciliation of Adjusted EBITDA to net loss, the most directly comparable generally accepted accounting principle (“GAAP”) financial measure, refer to Key Financial and Operating Metrics below.

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

We use the following metrics to assess the near-term and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Three months ended March 31,
	2015	2014	% Change
Consolidated Financial Metrics
Net Revenue	$424,371	$278,707	52.3%
Adjusted EBITDA	$(12,340)	$(19,403)
Free cash flow	$(51,368)	$(38,506)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$369,396	$226,000	63.4%
Active Customers	3,597	2,409	49.3%
LTM Net Revenue per Active Customer	$346	$323	7.1%
Orders Delivered	1,797	1,138	57.9%
Average Order Value	$206	$199	3.5%

Non-GAAP Financial Measures

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as earnings (loss) before depreciation and amortization, equity-based compensation and related taxes, interest and other income and expense and provision for income taxes. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

•      Adjusted EBITDA does not reflect the compensation charge associated with a tender offer we completed in April 2014 and the equity based compensation and related taxes recorded in the first quarter of 2015 as described in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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

The following table presents the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended March 31,
	2015	2014
Reconciliation of Adjusted EBITDA
Net loss	$(27,136)	$(28,026)
Depreciation and amortization	6,744	4,198
Equity based compensation and related taxes	8,162	4,554
Interest income, net	(264)	(56)
Other (expense) income, net	108	(88)
Provision for income taxes	46	15
Adjusted EBITDA	$(12,340)	$(19,403)

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Three months ended March 31,
	2015	2014
Net cash used in operating activities	$(35,202)	$(24,432)
Purchase of property, equipment, and leasehold improvements	(12,051)	(11,357)
Site and software development costs	(4,115)	(2,717)
Free cash flow	$(51,368)	$(38,506)

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

Factors Affecting our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

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

Revenue Growth through Mobile Platform

Mobile is an increasingly important part of our business. We launched our mobile applications for Joss & Main in 2012 and Wayfair.com in 2014. Due to the relative newness of smartphones, tablets, and mobile shopping in general, we do not know if this increase in mobile use will continue.

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

Interest Income, Net

Interest income, net consists primarily of interest earned on cash, cash equivalents, and short-term and long-term investments held by us.

Other (Expense) Income, Net

Other (expense) income, net consist primarily foreign currency gains (losses).

Results of Consolidated Operations (in thousands)

Comparison of the three months ended March 31, 2015 and 2014

Net revenue

	Three months ended March 31,
	2015	2014	% Change
Net revenue
Direct Retail	$369,396	$226,000	63.4%
Other	54,975	52,707	4.3%
Net revenue	$424,371	$278,707	52.3%

In the three months ended March 31, 2015, net revenue increased by $145.7 million, or 52.3% compared to the same period in 2014, primarily as a result of an increase in Direct Retail net revenue. In the three months ended March 31, 2015, Direct Retail net revenue increased by $143.4 million, or 63.4% compared to the same period in 2014, primarily due to sales to a larger customer base, as the number of active customers increased 49.3% in the three months ended March 31, 2015 compared to the same period in 2014. Additionally, LTM net revenue per active customer increased 7.1% in the three months ended March 31, 2015 compared with the same period in 2014. The $2.3 million or 4.3% increase in other revenue in the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to increased sales through our retail partners.

Cost of goods sold

	Three months ended March 31,
	2015	2014	% Change
Cost of goods sold
Cost of goods sold	$321,536	$213,500	50.6%
As a percentage of net revenue	75.8%	76.6%

In the three months ended March 31, 2015, costs of goods sold increased by $108.0 million, or 50.6%, compared to the same period in 2014. Of the increase in cost of goods sold, $88.5 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $19.5 million as a result of the increase in products sold during the period. Costs of goods sold as a percentage of net revenue decreased in the three months ended March 31, 2015 compared to the same period in 2014 as a result of changes in the mix of the products sold and shipping costs.

Operating expenses

	Three months ended March 31,
	2015	2014	% Change
Customer service and merchant fees (1)	$15,978	$10,969	45.7%
Advertising	57,999	44,204	31.2%
Merchandising, marketing and sales (1)	23,234	15,171	53.1%
Operations, technology, general and aministrative (1)	32,620	22,769	43.3%
Amortization of acquired intangible assets	250	249	0.4%
	$130,081	$93,362	39.3%

As a percentage of net revenue
Customer service and merchant fees		3.8%	3.9%
Advertising		13.7%	15.9%
Merchandising, marketing and sales		5.4%	5.4%
Operations, technology, general and aministrative		7.7%	8.2%
Amortization of acquired intangible assets		0.1%	0.1%
		30.7%	33.5%

(1) Excluding equity-based compensation and related taxes as follows:

Customer service and merchant fees	3.7%	3.9%
Merchandising, marketing and sales	4.6%	4.1%
Operations, technology, general and aministrative	6.7%	7.9%

In the three months ended March 31, 2015, excluding the impact of equity based compensation and related taxes of $0.2 million and less than $0.1 million recorded in the three months ended March 31, 2015 and 2014, respectively, customer service costs and merchant processing fees increased by $4.9 million, from $10.9 million in the three months ended March 31, 2014 to $15.8 million primarily due to the increase in sales during the three months ended March 31, 2015. Our advertising expenses increased by $13.8 million from $44.2 million in the three months ended March 31, 2014 to $58.0 million in the same period 2015, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the three months ended March 31, 2015 compared to the same period in 2014 primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth. Excluding the impact of equity based compensation and related taxes of $3.9 million recorded in the three months ended March 31, 2015 and 2014, merchandising, marketing and sales expenses increased by $8.1 million, from $11.3 million in the three months ended March 31, 2014 to $19.4 million in the same period of 2015. The increase in merchandising, marketing and sales expenses was due to an increase in headcount primarily to grow and retain our customer base. In the three months ended March 31, 2015, excluding the impact of equity based compensation and related taxes of $4.0 million and $0.6 recorded in the three months ended March 31, 2015 and 2014, respectively, operations, technology, general and administrative expense increased by $6.5 million from $22.1 million in the three months ended March 31, 2014 to $28.6 million in the same period of 2015. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in general and administrative expense was primarily attributable to personnel costs, rent, information technology, depreciation and amortization and costs related to operating as a public company. In the three months ended March 31, 2015, amortization of purchased intangible assets increased by less than $0.1 million compared to the same period of 2014.

Liquidity and Capital Resources

Sources of Liquidity

	March 31,	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$206,082	$355,859
Short-term investments	$74,213	$60,000
Long-term investments	$79,307	$—
Accounts receivable, net	$7,958	$5,949
Working capital	$149,035	$254,276

Historical Cash Flows

	Three months ended March 31,
	2015	2014
	(in thousands)
Net loss	$(27,136)	$(28,026)
Net cash used in operating activities	$(35,202)	$(24,432)
Net cash used in investing activities	$(110,097)	$(17,502)
Net cash (used in) provided by financing activities	$(4,236)	$111,720

Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through cash flows generated by operations and, since 2011, also through private sales of convertible redeemable preferred stock and sales of common stock in connection with our IPO. Since inception through March 31, 2015, we have raised a total of approximately $646.0 million from the sale of preferred stock and common stock, net of costs and expenses associated with such financings, or approximately $453.8 million, net of repurchases of our securities and dividends paid to Series A redeemable convertible preferred stockholders.

On October 7, 2014, we completed our IPO of 12,650,000 shares of our Class A common stock at a public offering price of $29.00 per share, of which 10,500,000 shares were sold by us and 2,150,000 shares were sold by selling stockholders, including 1,650,000 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to us of approximately $282.9 million, after deducting underwriting discounts and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders. We used these proceeds to distribute $24.5 million of cash to our Series A redeemable convertible preferred stockholders and pay $22.6 million in minimum tax withholding obligations on the vesting of our restricted stock units upon the closing of our initial public offering.

We believe that our existing cash and cash equivalents, proceeds from the IPO together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

Operating Activities

Cash used in operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, and certain other non-cash expenses, as well as the effect of changes in working capital and other activities.

Cash used in operating activities in the three months ended March 31, 2015 was $35.2 million and was driven primarily by net loss of $27.1 million and cash used in operating assets and liabilities of $22.7 million, partially offset by certain non-cash items including equity based compensation of $7.6 million, depreciation and amortization expense of $6.7 million, and other non-cash items of $0.3 million. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net loss.

Cash used in operating activities in the three months ended March 31, 2014 was $24.4 million and was driven by a net loss of $28.0 million and cash used in operating assets and liabilities of $5.2 million, partially offset by certain non-cash items including depreciation and amortization expense of $4.2 million, equity based compensation of $4.5 million, and other non-cash items of $0.1 million.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, investment in our sites and software development, purchases and maturities of marketable securities, leasehold improvements for our facilities and acquisitions of businesses.

Cash used in investing activities in the three months ended March 31, 2015 was $110.1 million and was primarily driven by purchases of short-term and long-term investments of $104.2 million, purchases of property and equipment of $12.1 million, and site and software development costs of $4.1 million, partially offset by net increase in the maturity of short-term investments of $10.0 million and other net investing activities of $0.3 million.

Cash used in investing activities in the three months ended March 31, 2014 was $17.5 million and was primarily driven by purchases of property and equipment of $11.4 million, purchases of short-term investments of $10.0 million, site and software development costs of $2.7 million, and other net investing activities of $3.4 million, partially offset by net increase in the maturity of short-term investments of $10.0 million.

Financing Activities

Cash used in financing activities in the three months ended March 31, 2015 was $4.2 million and was primarily due to $4.3 million taxes paid related to net share settlements of equity awards, partially offset by less than $0.1 million net proceeds from exercise of stock options.

Cash provided by financing activities in the three months ended March 31, 2014 was $111.7 million and was primarily due to net proceeds from issuance of Series B convertible redeemable preferred units of $154.8 million, partially offset by the repurchase of common units of $23.5 million, the dividend distribution to our Series A preferred unit holders of $15.0 million and the repurchase of our securities of $4.6 million.

Credit Agreement

For information regarding our credit agreement, see Note 11, Credit Agreement, in the Notes to the Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

For information regarding our contractual obligations, see Note 6, Commitments and Contingencies, in the Notes to the Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. There have been no material changes to our critical accounting policies and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 except those described in Note 1, Basis of Presentation, in the Notes to the Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 13, Recent Accounting Pronouncements, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

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

Interest Rate Sensitivity

Cash and cash equivalents and short-term and long-term investments are held primarily in cash deposits, certificates of deposit, money market funds, commercial paper, corporate bonds, and treasury securities. The fair value of our cash, cash equivalents and short-term and long-term investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on the revolving line of credit incurred pursuant to the credit agreement described above would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                     Legal Proceedings.

From time to time we are involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. In addition, we may also find ourselves at greater risk to outside party claims as we increase our operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear.

For information regarding our legal proceedings, see Note 6, Commitments and Contingencies, in the Notes to the Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

Item 1A.            Risk Factors.

RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Business and Industry

Our recent growth rates may not be sustainable or indicative of our future growth.

In late 2011, we closed and permanently redirected over 240 of our niche websites into Wayfair.com. Additionally, we launched Joss & Main. In 2013, we acquired DwellStudio, and in 2014, we launched Birch Lane. Because we launched most of our brands in recent years, we have a limited amount of information regarding the purchasing patterns of our customers on these websites. We depend heavily on this information to plan and forecast our business, including anticipated customer acquisition costs, net revenue per active customer and other key performance metrics. If our assumptions prove to be wrong, we may spend more than we anticipate acquiring and retaining customers or may generate less net revenue per active customer than anticipated, any of which could have a negative impact on our business and results of operations. In addition, our historical growth rates may not be sustainable or indicative of future growth.

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

Additionally, the growth of our business places significant demands on our management and other employees. For example, we typically launch hundreds of promotional events across thousands of products each month on Wayfair.com, in addition to hundreds of promotional events—or “Daily Events”—on Joss & Main in which we promote thousands of products via emails, “push” notifications and personalized displays. These events require us to produce updates of our sites and emails to our customers on a daily basis with different products, photos and text. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our supplier base. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.

If we fail to acquire new customers, or fail to do so in a cost- effective manner, we may not be able to increase net revenue per active customer or achieve profitability.

Our success depends on our ability to acquire customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase home goods and may prefer alternatives to our offerings, such as traditional brick and mortar retailers, the websites of our competitors or our suppliers’ own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. For example, we have continued to expand our national U.S. television branding and advertising campaigns. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.

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

We believe international expansion represents a significant growth opportunity for us. Today, we deliver products to customers in a number of countries, and plan to expand into other international markets in order to grow our business, which will require significant management attention and resources. For example, we have made and will continue to make significant investments in information technology, logistics, supplier relationships, merchandising and marketing in the foreign jurisdictions in which we operate or plan to operate. We have limited experience in selling our products to conform to different local cultures, standards and regulations, and the products we offer may not appeal to customers in the same manner, if at all, in other geographies. We may have to compete with local companies which understand the local market better than we do and/or may have greater brand recognition than we do. In addition, to deliver satisfactory performance for customers in international locations, it may be necessary to locate physical facilities, such as consolidation centers, in foreign markets, and we may have to invest in these facilities before we can determine whether or not our foreign operations are successful. We have limited experience establishing such facilities internationally and therefore may decide not to continue with the expansion of operations. We may not be successful in expanding into additional international markets or in generating net revenue from foreign operations. Furthermore, different privacy, censorship, liability, intellectual property and other laws and regulations in foreign countries may cause our business, financial condition and operating results to be materially adversely affected.

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

We have a history of losses, and we accumulated $306.2 million in common members’ deficit as Wayfair LLC and an additional $85.3 million loss as Wayfair Inc. through March 31, 2015. We expect our operating losses and negative cash flow to continue in the near-term as we increase investment in our business. Because the market for purchasing home goods online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may never achieve profitability. We expect our operating expenses to increase over the next several years as we increase our advertising budget, hire additional personnel and continue to develop features on our sites. In particular, we intend to continue to invest substantial resources in marketing to acquire new customers. In addition, as we grow as a newly public company, we have and will continue to incur additional significant legal, accounting and other expenses that we did not previously incur as a private company. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.

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

We currently utilize three third-party data center hosting facilities. If one of our facilities fails or suffers an interruption or degradation of services, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, data loss, acts of war, break-ins, earthquake and similar events. In the event of a failure of a facility, the failover to its back-up facility could take substantial time, during which time our sites could be completely shut down. Our back-up facilities are designed to support transaction volumes at a level slightly above our average daily sales, but may not be adequate to support spikes in demand. Our back-up facilities may not process effectively during times of higher traffic to our sites and may process transactions more slowly and may not support all of our sites’ functionality.

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

We were a private company for 12 years prior to our IPO in October 2014 and, as such, have not historically had the internal control and financial reporting requirements that are required of a publicly-traded company. Commencing in 2015 we are required to comply with the requirements of The Sarbanes-Oxley Act of 2002, which requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

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

The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. We launched our mobile applications for Joss & Main in 2012, Wayfair.com in 2014 and AllModern in 2015. In addition, all of our sites in North America and a majority of our international sites are mobile-optimized. Because we have only recently launched a majority of our mobile-optimized sites and mobile applications, we cannot be certain that they will be successful.

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

Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Some of the factors adversely affecting consumer spending include levels of unemployment, consumer debt levels, changes in net worth based on market changes and uncertainty, home foreclosures and changes in home values, fluctuating interest rates, credit availability, government actions, fluctuating fuel and other energy costs, which in recent months have been particularly volatile, fluctuating commodity prices and general uncertainty regarding the overall future economic environment.. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net revenue and have a material adverse effect on our operating results.

Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our net revenue and business.

Our business is highly dependent upon email and other messaging services for promoting our sites and products. Daily promotions offered through emails and other messages sent by us, or on our behalf by our vendors, generate a significant portion of our revenue. We provide daily emails and “push” communications to customers and other visitors informing them of what is available for purchase on our sites that day, and we believe these messages are an important part of our customer experience and help generate a substantial portion of our net revenue. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may reduce the number of subscribers opening our emails. For example, in 2013 Google Inc.’s Gmail service a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.

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

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. For example, Congress is considering legislation, the “Marketplace Fairness Act,” that would require companies engaged in e-commerce to collect sales tax taxes on Internet revenue. We cannot predict the effect of current attempts to impose sales, income or other taxes on e-commerce. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, commercial activity, VAT or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.

We do not collect sales and use, commercial activity, VAT or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, VAT and similar tax laws and rates vary greatly by jurisdiction. Several states have presented us with tax assessments, alleging that we are required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, not including taxes allegedly owed for periods subsequent to such assessments or interest and penalties after the date we last received such assessments, is approximately $12.7 million. While we do not believe that we are obligated to collect and remit such taxes and intend to vigorously defend our position, we cannot be sure of the outcome of our discussions and/or appeals with these states. In the event of an adverse outcome, we could face assessments for additional time periods since the last assessments we received, plus any additional interest and penalties. We also expect additional jurisdictions may make similar assessments in the future. As a result, we may be required to collect such taxes in additional jurisdictions in the future. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition and operating results.

We may expend substantial funds in connection with the tax liabilities that arise upon the settlement of restricted stock units.

We may expend substantial funds to satisfy minimum statutory tax withholding and remittance obligations when we settle a portion of our restricted stock units, or RSUs, that were granted prior to our initial public offering. Our RSUs vest upon the satisfaction of both a service condition, which is typically satisfied over a period of five years, and an event condition, which was satisfied upon the closing of our IPO in October 2014. On the settlement dates for our RSUs, we currently plan to withhold shares and remit income taxes on behalf of the holders of our RSUs at the applicable minimum statutory rates based on the then current value of the underlying shares of our common stock, which we refer to as a net settlement. In connection with these net settlements, we will withhold and remit the tax liabilities on behalf of the RSU holders to the relevant tax authorities in cash. For example, from the closing of our IPO through March 31, 2015, our tax obligation was approximately $32.2 million in the aggregate.

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

Risks Related to Ownership of our Class A Common Stock

Although we do not rely on “controlled company” exemptions from certain corporate governance requirements under the New York Stock Exchange, or NYSE, rules, if we use these exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Following the IPO, our Class B common stock was held primarily by our co-founders, other executive officers, directors and their affiliates. Due to optional conversions of Class B common stock into Class A common stock following the IPO, our Class B common stock is currently held primarily by our co-founders and their affiliates. As of December 31, 2014, our co-founders and their affiliates own shares representing approximately 49.2% of the economic interest and 82.1% of the voting power of our outstanding capital stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. For example, these stockholders are able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock. Additionally, holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class B common stock are also entitled to a separate vote in the event we seek to amend our certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely.

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

•                  other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

•                  the other factors described in the sections titled Special Note Regarding Forward-Looking Statements and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

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

As a newly public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly since, after December 31, 2014, we are no longer an “emerging growth company.” The

Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could materially adversely affect our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the period between January 1, 2015 and March 31, 2015, we issued 271,633 shares of common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities were pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.

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

Item 6.                 Exhibits.

Exhibit
Number	Description

10.1*	Wayfair International Assignment Agreement, dated April 1, 2015, between the Company and John Mulliken

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYFAIR INC.

Dated: May 14, 2015	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2015	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial Officer)