Form 10-Q
period 2015-06-30
Wayfair Inc.
filed 2015-08-12
CIK 1616707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Class	Outstanding at July 31, 2015

Class A Common Stock, $0.001 par value per share Class B Common Stock, $0.001 par value per share	43,277,468 40,531,921

WAYFAIR INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2015

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

WAYFAIR INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$236,574	$355,859
Short-term investments	51,425	60,000
Accounts receivable, net of allowance of $3,230 and $2,545 at June 30, 2015 and December 31, 2014, respectively	7,064	5,949
Inventories	21,321	19,798
Prepaid expenses and other current assets	65,254	45,262
Total current assets	381,638	486,868
Property and equipment, net	76,367	60,639
Goodwill and intangible assets, net	5,872	6,478
Long-term investments	78,730	—
Other noncurrent assets	1,378	1,538
Total assets	$543,985	$555,523
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$148,447	$147,873
Accrued expenses	42,341	42,335
Deferred revenue	39,919	26,784
Other current liabilities	21,743	15,600
Total current liabilities	252,450	232,592
Other liabilities	24,688	17,392
Total liabilities	277,138	249,984

Commitments and contingencies (Note 6)

Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at June 30, 2015 and December 31, 2014	—	—
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 42,973,798 and 37,002,874 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	43	37
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 40,773,291 and 46,179,192 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	41	46
Additional paid-in capital	371,771	363,944
Accumulated deficit	(104,592)	(58,122)
Accumulated other comprehensive loss	(416)	(366)
Total stockholders’ equity	266,847	305,539
Total liabilities and stockholders’ equity	$543,985	$555,523

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net revenue	$491,752	$295,437	$916,123	$574,144
Cost of goods sold	370,951	226,983	692,487	440,483
Gross profit	120,801	68,454	223,636	133,661

Operating expenses:
Customer service and merchant fees	18,330	12,113	34,308	23,082
Advertising	61,539	42,511	119,538	86,715
Merchandising, marketing and sales	23,814	13,260	47,048	28,431
Operations, technology, general and administrative	36,355	23,586	68,975	46,355
Amortization of acquired intangible assets	236	250	486	499
Total operating expenses	140,274	91,720	270,355	185,082
Loss from operations	(19,473)	(23,266)	(46,719)	(51,421)
Interest income, net	308	77	572	133
Other (expense) income, net	(96)	(184)	(204)	(96)
Loss before income taxes	(19,261)	(23,373)	(46,351)	(51,384)
Provision for income taxes	73	2	119	17
Net loss	(19,334)	(23,375)	(46,470)	(51,401)
Accretion of convertible redeemable preferred units	—	(4,605)	—	(11,755)
Net loss attributable to common stockholders	$(19,334)	$(27,980)	$(46,470)	$(63,156)
Net loss attributable to common stockholders per share, basic and diluted	$(0.23)	$(0.69)	$(0.56)	$(1.55)
Weighted average common shares outstanding, basic and diluted	83,603	40,515	83,407	40,829

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.

CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(19,334)	$(23,375)	$(46,470)	$(51,401)
Other comprehensive loss:
Foreign currency translation adjustments	(192)	126	(48)	7
Net unrealized loss on available-for-sale investments	(48)	—	(2)	—
Comprehensive loss	$(19,574)	$(23,249)	$(46,520)	$(51,394)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(46,470)	$(51,401)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,144	8,891
Equity based compensation	14,234	5,528
Other non-cash adjustments	749	119
Changes in operating assets and liabilities:
Accounts receivable	(1,199)	1,040
Inventories	(1,548)	(4,840)
Prepaid expenses and other current assets	(19,533)	(13,203)
Accounts payable and accrued expenses	2,438	(3,306)
Deferred revenue and other liabilities	30,583	19,487
Other assets	(147)	(2,086)
Net cash used in operating activities	(6,749)	(39,771)

Cash flows from investing activities
Purchase of short-term and long-term investments	(108,311)	(65,000)
Sale and maturities of short-term investments	37,000	50,002
Purchase of property and equipment	(25,204)	(24,331)
Site and software development costs	(8,426)	(6,148)
Other investing activities, net	302	(3,012)
Net cash used in investing activities	(104,639)	(48,489)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(7,837)	—
Net proceeds from exercise of stock options	272	—
Proceeds from issuance of Series B convertible redeemable preferred units	—	154,774
Repurchase of common units	—	(23,500)
Dividends paid to Series A convertible redeemable preferred	—	(15,000)
Repurchase of employee equity	—	(5,528)
Net cash (used in) provided by financing activities	(7,565)	110,746
Effect of exchange rate changes on cash and cash equivalents	(332)	6
Net (decrease) increase in cash and cash equivalents	(119,285)	22,492
Cash and cash equivalents
Beginning of period	355,859	65,289
End of period	$236,574	$87,781

Supplemental disclosure of non-cash investing activities
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$6,312	$5,787
Construction costs capitalized under finance lease obligations	$165	$—
Supplemental disclosure of non-cash financing activities
Accretion of preferred unit dividends	$—	$11,755

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

The consolidated and condensed balance sheet data as of December 31, 2014 was derived from audited financial statements. The accompanying consolidated and condensed balance sheet as of June 30, 2015, the consolidated statements of operations, consolidated statements of comprehensive loss, and consolidated statements of cash flows for the periods ended June 30, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2015 and statements of operations, comprehensive loss, and cash flows for the periods ended June 30, 2015 and 2014. The financial data and the other information disclosed in these notes to the consolidated and condensed financial statements related to these periods are unaudited.

The consolidated and condensed statements of operations, comprehensive loss, and cash flows for the periods ended June 30, 2015 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2015, or for any other period.

2.              Summary of Significant Accounting Policies

The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. The Company believes that there have been no significant changes during the three and six months ended June 30, 2015 to the items disclosed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 other than those noted below.

Marketable Securities

The Company classifies its marketable securities as “available-for-sale” or “trading” securities.

Available-for-sale securities are classified as short term investments and long-term investments on the consolidated and condensed balance sheets and are carried at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are recorded, net of taxes, in the “Accumulated other comprehensive loss” caption of the Company’s consolidated and condensed balance sheets. Unrealized losses, excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that the Company (i) does not intend to sell and (ii) will not be required to sell below cost are also recorded, net of taxes, in “Accumulated other comprehensive loss.” Further, the Company does not believe it will be required to sell such securities below cost. Therefore, the only other-than-temporary losses the Company records in “Other income, net” in its consolidated statements of operations are related to credit losses. As of June 30, 2015, the Company’s available-for-sale securities consisted of investment securities. The maturities of the Company’s long-term marketable securities generally range from one to three years.

3.              Marketable Securities and Fair Value Measurements

Marketable Securities

As of June 30, 2015, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $90.2 million. The Company did not hold any available-for-sale securities at December 31, 2014.

The following table presents details of the Company’s marketable securities as of June 30, 2015 (in thousands):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$11,428	$3	$(6)	$11,425
Long-term:
Investment securities	78,775	37	(82)	78,730
Total	$90,203	$40	$(88)	$90,155

Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The three levels of inputs used to measure fair value are as follows:

•                  Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities

•                  Level 2 — Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full-term of the asset or liability

•                  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 based on the three-tier value hierarchy (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$195,173	$—	$—	$195,173
Short-term investments:
Certificates of deposit	40,000	—	—	40,000
Investment securities	—	11,425	—	11,425
Long-term:
Investment securities	—	78,730	—	78,730
Total	$235,173	$90,155	$—	$325,328

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$302,595	$—	$—	$302,595
Short-term investments:
Certificates of deposit	60,000	—	—	60,000
Restricted cash:
Money market funds	302	—	—	302
Total	$362,897	$—	$—	$362,897

4.              Intangible Assets and Goodwill

The following table summarizes intangible assets as of June 30, 2015 and December 31, 2014 (in thousands):

	Weighted-Average	June 30, 2015
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,995	$(801)	$1,194
Customer relationships	5	1,300	(498)	802
Non-compete agreements	3 - 5	107	(69)	38
Technology	5	673	(516)	157
Other intangibles	3	373	(215)	158
Domain names	5	2,687	(2,684)	3
Total		$7,135	$(4,783)	$2,352

	Weighted-Average	December 31, 2014
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$2,001	$(604)	$1,397
Customer relationships	5	1,300	(368)	932
Non-compete agreements	3 - 5	108	(52)	56
Technology	5	718	(467)	251
Other intangibles	3	373	(158)	215
Domain names	5	2,687	(2,684)	3
Total		$7,187	$(4,333)	$2,854

Amortization expense related to intangible assets was $0.2 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, and $0.5 million for the six months ended June 30, 2015 and 2014.

The following table presents the changes in goodwill during the six months ended June 30, 2015 (in thousands):

Net Book Value
Goodwill as of December 31, 2014	$3,624
Foreign currency exchange rate effect	(104)
Goodwill as of June 30, 2015	$3,520

In July 2015 the Company sold its Australian-based business in order to strategically focus its resources on its North America and Europe markets. As of June 30, 2015, the net carrying amounts of the goodwill and intangible assets of the Australian-based business were $1.6 million and $0.2 million, respectively. The proceeds from the sale exceeded the carrying value of the Australian-based business.

5.                      Property and Equipment, net

The following table summarizes property and equipment, net as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Furniture and computer equipment	$55,672	$48,399
Site and software development costs	43,859	36,294
Leasehold improvements	28,124	14,290
Construction in progress	208	4,800
	127,863	103,783
Less accumulated depreciation and amortization	(51,496)	(43,144)
Property and equipment, net	$76,367	$60,639

Property and equipment depreciation and amortization expense was $7.2 million and $4.4 million for the three months ended June 30, 2015 and 2014, respectively, and $13.7 million and $8.3 million for the six months ended June 30, 2015 and 2014, respectively.

6.              Commitments and Contingencies

Leases

The Company leases office space under non-cancelable leases. These leases expire at various dates through 2024 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Rent expense under operating leases was $4.6 million and $2.6 million in the three months ended June 30, 2015 and 2014, respectively, and $8.7 million and $6.1 million in the six months ended June 30, 2015 and 2014, respectively. The Company has issued letters of credit for approximately $3.3 million as security for these lease agreements as of June 30, 2015 and December 31, 2014.

Collection of Sales or Other Similar Taxes

Based on the location of the Company’s current operations, it collects and remits sales tax in Kentucky, Massachusetts, New York and Utah. The Company does not currently collect sales or other similar taxes for the sale of goods in states where no obligation to collect these taxes is required under applicable law. Several states have presented the Company with assessments, alleging that it is required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, not including taxes allegedly owed for periods subsequent to such assessments or interest and penalties after the date the Company last received such assessments, is approximately $12.7 million. The Company does not believe that it was obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, the Company believes a loss is not probable and therefore has not recorded a liability; however, no assurance can be given as to the outcome of these assessments.

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

In connection with the IPO and as described in Note 1, Basis of Presentation, the Company completed a corporate reorganization pursuant to which Wayfair LLC became a wholly-owned subsidiary of the Company, and the holders of equity interests in Wayfair LLC became stockholders of the Company. In addition, all of the outstanding common units and incentive units of Wayfair LLC were exchanged for shares of common stock or incentive units for common stock, and then were converted into shares of Class B common stock or incentive units for Class B common stock of the Company. Accordingly, common option units, restricted common units and deferred units were converted to stock options, restricted common stock and restricted stock units (“RSU”), respectively, and may be referred to as such in these notes to the consolidated and condensed financial statements. In connection with the IPO, the board of directors of the Company took over administration of the 2010 Plan and adopted the 2014 Incentive Award Plan (“2014 Plan”) to grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The 2014 Plan is administered by the board of directors of the Company with respect to awards to non-employee directors and by the compensation committee with respect to other participants and provides for the issuance of stock options, SARs, restricted stock, RSUs, performance shares, stock payments, cash payments, dividend awards and other incentives. The 2014 Plan authorizes up to 8,603,066 shares of Class A common stock to be issued, of which RSUs for 1,246,384 shares had been issued as of June 30, 2015. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 Plan are available for grants of awards under the 2014 Plan.

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

In April 2014, the Company completed a tender offer to repurchase provisionally vested (defined as service period completed) stock options and restricted common stock from certain employees at a price of $26.23 per share. A total of 202,757 shares of restricted common stock and 9,028 stock options were tendered for an aggregate of approximately $5.5 million in net cash after adjusting for the exercise prices associated with the stock options. This tender offer was accounted for as a modification resulting in a $5.5 million compensation charge when accepted by the employee. The Company recorded an expense of $5.5 million in the six months ended June 30, 2014.

The following table presents activity relating to stock options under the 2010 Plan during the six months ended June 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2014	449,046	$2.98	6.5
Options exercised	(109,562)	$2.96
Options forfeited/cancelled	(2,336)	$3.23
Outstanding at June 30, 2015	337,148	$2.98	6.0
Exercisable at June 30, 2015	327,865	$2.97	6.0
Expected to vest as of June 30, 2015	5,896	$3.32	6.0

Intrinsic value of stock options exercised was $2.8 million for the six months ended June 30, 2015. Aggregate intrinsic value of stock options outstanding and currently exercisable is $11.7 million and $11.4 million, respectively. Unrecognized equity based compensation expense related to stock options expected to vest is less than $0.1 million with a weighted average remaining vesting term of 0.3 years as of June 30, 2015.

The following table presents activity relating to restricted common stock under the 2010 Plan during the six months ended June 30, 2015:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	161,476	$4.75
Restricted stock vested	(148,913)	$4.75
Unvested at June 30, 2015	12,563	$4.75
Expected to vest as of June 30, 2015	8,002	$4.75

The intrinsic value of restricted common stock vested was $3.9 million for the six months ended June 30, 2015. Aggregate intrinsic value of restricted common stock unvested is $0.5 million as of June 30, 2015. Unrecognized equity based compensation expense related to restricted common stock expected to vest is less than $0.1 million with a weighted average remaining vesting term of 0.3 years as of June 30, 2015.

The following table presents activity relating to RSUs under the 2010 and 2014 Plans during the six months ended June 30, 2015:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	4,542,231	$17.67
RSUs granted	1,246,384	$31.67
RSUs vested	(717,325)	$16.24
RSUs forfeited/cancelled	(230,104)	$19.55
Outstanding at June 30, 2015	4,841,186	$21.54
Expected to vest as of June 30, 2015	3,587,871	$22.00

The intrinsic value of RSUs vested was $20.3 million for the six months ended June 30, 2015. Aggregate intrinsic value of RSUs outstanding is $182.2 million as of June 30, 2015. Unrecognized equity based compensation expense related to RSUs expected to vest is $52.3 million with a weighted average remaining vesting term of 1.7 years as of June 30, 2015.

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

The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through sites operated by third parties and fees from third-party advertising distribution providers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net revenue
Direct Retail	$440,297	$243,534	$809,694	$469,534
Other	51,455	51,903	106,429	104,610
Net revenue	$491,752	$295,437	$916,123	$574,144

Revenue from external customers for each group of similar products and services are not reported to the CODM. Separate identification of this information for purposes of segment disclosure is impractical, as it is not readily available and the cost to develop it would be excessive. No individual country outside of the United States provided greater than 10% of total revenue.

The following table presents revenue and long-lived assets by geographic area (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Geographic net revenue:
United States	$464,667	$276,694	$865,244	$536,829
International	27,085	18,743	50,879	37,315
Total	$491,752	$295,437	$916,123	$574,144

	June 30,	December 31,
	2015	2014
Geographic long-lived assets:
United States	$74,066	$59,013
International	2,301	1,626
Total	$76,367	$60,639

9.              Income Taxes

For the three and six months ended June 30, 2015, income tax expense of less than $0.1 million and $0.1 million was recorded, respectively. The income tax expense recorded in the three and months ended June 30, 2015 is primarily related to various foreign income tax assessments and to a lesser extent the amortization of goodwill for tax purposes for which there is no corresponding book deduction.

During the three and six months ended June 30, 2014, the Company was operating as a limited liability company and was taxed as a partnership under the Internal Revenue Code, and accordingly, no provision for federal or state and local income taxes was made on income since the members were individually liable for federal and state and local income taxes on their share of the Company’s earnings.  The Company recorded less than $0.1 million in the three and six months ended June 30, 2014 associated with various foreign income tax assessments. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The Company has deferred tax assets related to its net operating loss carryforwards accumulated since its corporate reorganization in the fourth quarter of 2014 and related to net operating loss carryforwards of certain of its foreign subsidiaries. A valuation allowance against net deferred tax assets is required if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company reassesses the valuation allowance on a quarterly basis and has provided a valuation allowance for the full amount of its net deferred tax assets.

The Company had gross unrecognized tax benefits of $0.2 million as of June 30, 2015 which remains unchanged from December 31, 2014. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company believes that it is reasonably possible that its remaining unrecognized tax benefits may be recognized by the end of 2015 as a result of a lapse of the statute of limitations.

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

Preferred Stock

Upon the closing of the IPO in October 2014, the Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of June 30, 2015, the Company had no shares of undesignated preferred stock issued or outstanding.

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

The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 42,973,798 and 37,002,874 shares of Class A common stock and 40,773,291 and 46,179,192 shares of Class B common stock were outstanding as of June 30, 2015 and December 31, 2014, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock. The Class B common stock also has approval rights over certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the IPO through June 30, 2015, 29,801,332 shares of Class B common stock were converted to Class A common stock.

11.       Credit Agreement

The Company has a credit agreement with Bank of America, which was renewed on July 31, 2015.  The credit agreement currently provides the Company with a line of credit and a credit card program with a maximum commitment of $35.0 million, $45.0 million and $35.0 million for the periods of July 31, 2015 through September 30, 2015, October 1, 2015 through February 28, 2016 and March 1, 2016 through July 31, 2016, respectively, with the committed amounts of $10.0 million to be used for a revolving line of credit and to support letters of credit and the remainder to be used to support the Company’s credit card program. The credit agreement is renewable on an annual basis and, if not renewed, will expire on July 31, 2016. The Company is required to maintain certain covenants, including tangible net worth and unencumbered liquid assets, with which the Company was compliant at June 30, 2015 and December 31, 2014. The Company did not borrow any amounts under the credit agreement during the three and six months ended June 30, 2015 and the year ended December 31, 2014.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(19,334)	$(23,375)	$(46,470)	$(51,401)
Accretion of convertible redeemable preferred units	—	(4,605)	—	(11,755)
Net loss attributable to common stockholders	$(19,334)	$(27,980)	$(46,470)	$(63,156)
Weighted average common shares used for basic and diluted net loss per share computation	83,603	40,515	83,407	40,829

Net loss unit attributable to common stockholders per share:
Basic and Diluted	$(0.23)	$(0.69)	$(0.56)	$(1.55)

The following have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders as their effect would have been antidilutive:

	Three and six months ended June 30,
	2015	2014
Series A convertible redeemable preferred units	—	21,551,801
Series B convertible redeemable preferred units	—	5,995,133
Stock options	337,148	646,413
Restricted stock	12,563	3,271,516
Restricted stock units	4,841,186	6,085,085
Total	5,190,897	37,549,948

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

We founded our company in May 2002 and have since delivered over 20 million orders. From 2002 through 2011, the Company was bootstrapped by our co-founders and operated as hundreds of niche websites, such as bedroomfurniture.com and allbarstools.com. In 2006, we launched AllModern. In late 2011, we made the strategic decision to close and permanently redirect over 240 of our niche websites into Wayfair.com to create a one-stop shop for furniture, home furnishings, décor and goods and to build brand awareness, drive customer loyalty and increase repeat purchasing.

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

In the three and six months ended June 30, 2015, we generated net revenue of $491.8 million and $916.1 million, up 66.4% and 59.6%, respectively over the same periods in 2014. Our net revenue in the three and six months ended June 30, 2015 included $440.3 million and $809.7 million, respectively, from Direct Retail, which we define as sales generated primarily through the sites of our five brands. Our net revenue in the three and six months ended June 30, 2015 included $51.5 million and $106.4 million, respectively, from Other, which we define as net revenue generated primarily online through third parties, which we refer to as our retail partners and net revenue from third-party advertisers. In the three months ended June 30, 2015, we generated a net loss of $19.3 million and Adjusted EBITDA of $(5.0) million, decreases of $4.0 million and $12.6 million, respectively, over the same periods in 2014. In the six months ended June 30, 2015, we generated a net loss of $46.5 million and Adjusted EBITDA of $(17.3) million, decreases of $4.9 million and $19.7 million, respectively, over the same periods in 2014. Our net loss and Adjusted EBITDA results were primarily due to a decrease in advertising as a percentage of net revenue in the three and six months ended June 30, 2015 compared to the same periods in 2014, which were driven by increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth. For additional information about Adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool and the reconciliation of Adjusted EBITDA to net loss, the most directly comparable generally accepted accounting principle (“GAAP”) financial measure, refer to Key Financial and Operating Metrics below.

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

We use the following metrics to assess the near-term and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Three months ended June 30,
	2015	2014	% Change
Consolidated Financial Metrics
Net Revenue	$491,752	$295,437	66.4%
Adjusted EBITDA	$(4,972)	$(17,599)
Free cash flow	$10,989	$(31,744)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$440,297	$243,534	80.8%
Active Customers	4,044	2,635	53.5%
LTM Net Revenue per Active Customer	$357	$332	7.5%
Orders Delivered	1,959	1,084	80.7%
Average Order Value	$225	$225	0.0%

	Six months ended June 30,
	2015	2014	% Change
Consolidated Financial Metrics
Net Revenue	$916,123	$574,144	59.6%
Adjusted EBITDA	$(17,312)	$(37,002)
Free cash flow	$(40,379)	$(70,250)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$809,694	$469,534	72.4%
Active Customers	4,044	2,635	53.5%
LTM Net Revenue per Active Customer	$357	$332	7.5%
Orders Delivered	3,756	2,222	69.0%
Average Order Value	$216	$211	2.4%

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

•                  Adjusted EBITDA does not reflect the compensation charge associated with a tender offer we completed in April 2014 and the equity based compensation and related taxes recorded in the first and second quarters of 2015 as described in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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

The following table presents the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA
Net loss	$(19,334)	$(23,375)	$(46,470)	$(51,401)
Depreciation and amortization	7,400	4,693	14,144	8,891
Equity based compensation and related taxes	7,101	974	15,263	5,528
Interest income, net	(308)	(77)	(572)	(133)
Other (expense) income, net	96	184	204	96
Provision for income taxes	73	2	119	17
Adjusted EBITDA	$(4,972)	$(17,599)	$(17,312)	$(37,002)

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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net cash used in operating activities	$28,453	$(15,339)	$(6,749)	$(39,771)
Purchase of property, equipment, and leasehold improvements	(13,153)	(12,974)	(25,204)	(24,331)
Site and software development costs	(4,311)	(3,431)	(8,426)	(6,148)
Free cash flow	$10,989	$(31,744)	$(40,379)	$(70,250)

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

Revenue Growth through Mobile Platform

Mobile is an increasingly important part of our business. We launched our mobile applications for Joss & Main in 2012, Wayfair.com in 2014, and AllModern in 2015, and all of our sites in North America and a majority of our international sites are mobile-optimized. Due to the relative newness of smartphones, tablets, and mobile shopping in general, we do not know if this increase in mobile use will continue.

Investment in Growth

We have aggressively invested in the growth of our business and this investment will continue. We anticipate that our operating expenses will increase substantially as we continue to increase our advertising spending, hire additional personnel primarily in merchandising, technology, operations, customer service and general and administrative functions and continue to develop features on our sites. In 2013, we signed a lease to increase our office space, in 2014 we further increased the office space to accommodate the anticipated growth of our headcount in our corporate headquarters, and in 2014 and 2015 we also signed leases to expand our warehouse and customer service capacity. These investments are expected to continue to generate losses near term and yield returns in the long term, but there is no guarantee that we will be able to realize the return on our investments.

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

Results of Consolidated Operations (in thousands)

Comparison of the three months ended June 30, 2015 and 2014

Net revenue

	Three months ended June 30,
	2015	2014	% Change
Net revenue
Direct Retail	$440,297	$243,534	80.8%
Other	51,455	51,903	-0.9%
Net revenue	$491,752	$295,437	66.4%

In the three months ended June 30, 2015, net revenue increased by $196.3 million, or 66.4% compared to the same period in 2014, primarily as a result of an increase in Direct Retail net revenue. In the three months ended June 30, 2015, Direct Retail net revenue increased by $196.8 million, or 80.8% compared to the same period in 2014, primarily due to sales to a larger customer base, as the number of active customers increased 53.5% in the three months ended June 30, 2015 compared to the same period in 2014. Additionally, LTM net revenue per active customer increased 7.5% in the three months ended June 30, 2015 compared with the same period in 2014. The $0.5 million or 0.9% decrease in other revenue in the three months ended June 30, 2015 as compared to the same period in 2014 was primarily due to decreased sales through our retail partners.

Cost of goods sold

	Three months ended June 30,
	2015	2014	% Change
Cost of goods sold
Cost of goods sold	$370,951	$226,983	63.4%
As a percentage of net revenue	75.4%	76.8%

In the three months ended June 30, 2015, cost of goods sold increased by $144.0 million, or 63.4%, compared to the same period in 2014. Of the increase in cost of goods sold, $117.3 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $26.7 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue decreased in the three months ended June 30, 2015 compared to the same period in 2014 as a result of changes in the mix of the products sold and shipping costs.

Operating expenses

	Three months ended June 30,
	2015	2014	% Change
Customer service and merchant fees (1)	$18,330	$12,113	51.3%
Advertising	61,539	42,511	44.8%
Merchandising, marketing and sales (1)	23,814	13,260	79.6%
Operations, technology, general and administrative (1)	36,355	23,586	54.1%
Amortization of acquired intangible assets	236	250	-5.6%
	$140,274	$91,720	52.9%

As a percentage of net revenue
Customer service and merchant fees	3.7%	4.1%
Advertising	12.5%	14.4%
Merchandising, marketing and sales	4.7%	4.5%
Operations, technology, general and administrative	7.5%	7.9%
Amortization of acquired intangible assets	0.1%	0.1%
	28.5%	31.0%

(1) Excluding equity-based compensation and related taxes as follows:

Customer service and merchant fees	3.7%	4.0%
Merchandising, marketing and sales	4.2%	4.4%
Operations, technology, general and administrative	6.7%	7.8%

In the three months ended June 30, 2015, excluding the impact of equity based compensation and related taxes of $0.3 million and $0.2 million recorded in the three months ended June 30, 2015 and 2014, respectively, customer service costs and merchant processing fees increased by $6.1 million, from $11.9 million in the three months ended June 30, 2014 to $18.0 million primarily due to the increase in sales during the three months ended June 30, 2015. Our advertising expenses increased by $19.0 million from $42.5 million in the three months ended June 30, 2014 to $61.5 million in the same period 2015, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the three months ended June 30, 2015 compared to the same period in 2014 primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth. Excluding the impact of equity based compensation and related taxes of $3.2 million and $0.2 million recorded in the three months ended June 30, 2015 and 2014, respectively, merchandising, marketing and sales expenses increased by $7.5 million, from $13.1 million in the three months ended June 30, 2014 to $20.6 million in the same period of 2015. The increase in merchandising, marketing and sales expenses was due to an increase in headcount primarily to grow and retain our customer base. In the three months ended June 30, 2015, excluding the impact of equity based compensation and related taxes of $3.5 million and $0.6 million recorded in the three months ended June 30, 2015 and 2014, respectively, operations, technology, general and administrative expense increased by $9.8 million from $23.0 million in the three months ended June 30, 2014 to $32.8 million in the same period of 2015. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in general and administrative expense was primarily attributable to personnel costs, rent, information technology, depreciation and amortization and costs related to operating as a public company. In the three months ended June 30, 2015, amortization of purchased intangible assets decreased by less than $0.1 million compared to the same period of 2014.

Comparison of the six months ended June 30, 2015 and 2014

Net revenue

	Six months ended June 30,
	2015	2014	% Change
Net revenue
Direct Retail	$809,694	$469,534	72.4%
Other	106,429	104,610	1.7%
Net revenue	$916,123	$574,144	59.6%

In the six months ended June 30, 2015, net revenue increased by $342.0 million, or 59.6% compared to the same period in 2014, primarily as a result of an increase in Direct Retail net revenue. In the six months ended June 30, 2015, Direct Retail net revenue increased by $340.2 million, or 72.4% compared to the same period in 2014, primarily due to sales to a larger customer base, as the number of active customers increased 53.5% in the six months ended June 30, 2015 compared to the same period in 2014. Additionally, LTM net revenue per active customer increased 7.5% in the six months ended June 30, 2015 compared with the same period in 2014. The $1.8 million or 1.7% increase in other revenue in the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to increased sales through our retail partners.

Cost of goods sold

	Six months ended June 30,
	2015	2014	% Change
Cost of goods sold
Cost of goods sold	$692,487	$440,483	57.2%
As a percentage of net revenue	75.6%	76.7%

In the six months ended June 30, 2015, cost of goods sold increased by $252.0 million, or 57.2%, compared to the same period in 2014. Of the increase in cost of goods sold, $205.8 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $46.2 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue decreased in the six months ended June 30, 2015 compared to the same period in 2014 as a result of changes in the mix of the products sold and shipping costs.

Operating expenses

	Six months ended June 30,
	2015	2014	% Change
Customer service and merchant fees (1)	$34,308	$23,082	48.6%
Advertising	119,538	86,715	37.9%
Merchandising, marketing and sales (1)	47,048	28,431	65.5%
Operations, technology, general and administrative (1)	68,975	46,355	48.8%
Amortization of acquired intangible assets	486	499	-2.6%
	$270,355	$185,082	46.1%

As a percentage of net revenue
Customer service and merchant fees	3.7%	4.0%
Advertising	13.1%	15.0%
Merchandising, marketing and sales	5.1%	5.0%
Operations, technology, general and administrative	7.5%	8.1%
Amortization of acquired intangible assets	0.1%	0.1%
	29.5%	32.2%

(1) Excluding equity-based compensation and related taxes as follows:

Customer service and merchant fees	3.7%	4.0%
Merchandising, marketing and sales	4.4%	4.2%
Operations, technology, general and administrative	6.7%	7.9%

In the six months ended June 30, 2015, excluding the impact of equity based compensation and related taxes of $0.5 million and $0.3 million recorded in the six months ended June 30, 2015 and 2014, respectively, customer service costs and merchant processing fees increased by $11.0 million, from $22.8 million in the six months ended June 30, 2014 to $33.8 million primarily due to the increase in sales during the six months ended June 30, 2015. Our advertising expenses increased by $32.8 million from $86.7 million in the six months ended June 30, 2014 to $119.5 million in the same period 2015, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the six months ended June 30, 2015 compared to the same period in 2014 primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth. Excluding the impact of equity based compensation and related taxes of $7.1 million and $4.1 million recorded in the six months ended June 30, 2015 and 2014, respectively, merchandising, marketing and sales expenses increased by $15.6 million, from $24.4 million in the six months ended June 30, 2014 to $40.0 million in the same period of 2015. The increase in merchandising, marketing and sales expenses was due to an increase in headcount primarily to grow and retain our customer base. In the six months ended June 30, 2015, excluding the impact of equity based compensation and related taxes of $7.5 million and $1.2 million recorded in the six months ended June 30, 2015 and 2014, respectively, operations, technology, general and administrative expense increased by $16.3 million from $45.1 million in the six months ended June 30, 2014 to $61.4 million in the same period of 2015. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in general and administrative expense was primarily attributable to personnel costs, rent, information technology, depreciation and amortization and costs related to operating as a public company. In the six months ended June 30, 2015, amortization of purchased intangible assets decreased by less than $0.1 million compared to the same period of 2014.

Liquidity and Capital Resources

Sources of Liquidity

	June 30,	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$236,574	$355,859
Short-term investments	$51,425	$60,000
Long-term investments	$78,730	$—
Accounts receivable, net	$7,064	$5,949
Working capital	$129,188	$254,276

Historical Cash Flows

	Six months ended June 30,
	2015	2014
	(in thousands)
Net loss	$(46,470)	$(51,401)
Net cash used in operating activities	$(6,749)	$(39,771)
Net cash used in investing activities	$(104,639)	$(48,489)
Net cash (used in) provided by financing activities	$(7,565)	$110,746

Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through cash flows generated by operations and, since 2011, also through private sales of convertible redeemable preferred stock and sales of common stock in connection with our IPO. Since inception through June 30, 2015, we have raised a total of approximately $646.0 million from the sale of preferred stock and common stock, net of costs and expenses associated with such financings, or approximately $453.8 million, net of repurchases of our securities and dividends paid to Series A redeemable convertible preferred stockholders.

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

We believe that our existing cash and cash equivalents and proceeds from the IPO will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

Operating Activities

Cash used in operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, and certain other non-cash expenses, as well as the effect of changes in working capital and other activities.

Cash used in operating activities in the six months ended June 30, 2015 was $6.7 million and was driven primarily by net loss of $46.5 million, partially offset by cash provided by operating assets and liabilities of $10.7 million, certain non-cash items including depreciation and amortization expense of $14.1 million, equity based compensation of $14.2 million, and other non-cash items of $0.8 million. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net loss.

Cash used in operating activities in the six months ended June 30, 2014 was $39.8 million and was driven by a net loss of $51.4 million and cash used in operating assets and liabilities of $2.9 million, partially offset by certain non-cash items including depreciation and amortization expense of $8.9 million, equity based compensation of $5.5 million, and other non-cash items of $0.1 million.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, investment in our sites and software development, purchases and maturities of marketable securities, leasehold improvements for our facilities and acquisitions of businesses.

Cash used in investing activities in the six months ended June 30, 2015 was $104.6 million and was primarily driven by purchases of short-term and long-term investments of $108.3 million, purchases of property and equipment of $25.2 million, and site and software development costs of $8.4 million, partially offset by net increase in the maturity of short-term investments of $37.0 million and other net investing activities of $0.3 million.

Cash used in investing activities in the six months ended June 30, 2014 was $48.5 million and was primarily driven by purchases of short-term investments of $65.0 million, purchases of property and equipment of $24.3 million, site and software development costs of $6.2 million, and other net investing activities of $3.0 million, partially offset by net increase in the maturity of short-term investments of $50.0 million.

Financing Activities

Cash used in financing activities in the six months ended June 30, 2015 was $7.6 million and was primarily due to $7.8 million taxes paid related to net share settlements of equity awards, partially offset by $0.2 million net proceeds from exercise of stock options.

Cash provided by financing activities in the six months ended June 30, 2014 was $110.7 million and was primarily due to net proceeds from issuance of Series B convertible redeemable preferred units of $154.7 million, partially offset by the repurchase of common units of $23.5 million, the dividend distribution to our Series A preferred unit holders of $15.0 million and the repurchase of our securities of $5.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. The number of our employees increased from 2,353 full-time equivalents as of December 31, 2014 to 2,854 full-time equivalents as of June 30, 2015. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel, particularly in the Boston, Massachusetts area where our headquarters are located. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results.

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

Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and expanding our existing brand portfolio into new geographies. For example, in 2014 we launched Birch Lane in the United States and Canada. Launching new brands or expanding our existing brand portfolio internationally requires significant upfront investments, including investments in marketing, information technology and additional personnel. Expanding our brands internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers and regional competitors, construct home goods catalogs specific to the country, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory revenue from these efforts to offset these upfront costs. Any lack of market acceptance of our efforts to launch new brands or expand our existing brand portfolio could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We have a history of losses, and we accumulated $306.2 million in common members’ deficit as Wayfair LLC and an additional $104.6 million loss as Wayfair Inc. through June 30, 2015. We expect our operating losses and negative cash flow to continue in the near-term as we increase investment in our business. Because the market for purchasing home goods online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may never achieve profitability. We expect our operating expenses to increase over the next several years as we increase our advertising budget, hire additional personnel and continue to develop features on our sites. In particular, we intend to continue to invest substantial resources in marketing to acquire new customers. In addition, as we grow as a company, we have and will continue to incur additional significant legal, accounting and other expenses that we did not previously incur as a private company. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.

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

Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Some of the factors adversely affecting consumer spending include levels of unemployment, consumer debt levels, changes in net worth based on market changes and uncertainty, home foreclosures and changes in home values, fluctuating interest rates, credit availability, government actions, fluctuating fuel and other energy costs, which recently have been particularly volatile, fluctuating commodity prices and general uncertainty regarding the overall future economic environment.. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net revenue and have a material adverse effect on our operating results.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated.

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

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. For example, Congress is considering various approaches legislation, that would require companies engaged in e-commerce to collect sales tax taxes on Internet revenue. We cannot predict the effect of current attempts to impose sales, income or other taxes on e-commerce. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.

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

We may expend substantial funds to satisfy minimum statutory tax withholding and remittance obligations when we settle a portion of our restricted stock units, or RSUs. Our RSUs typically vest over a period of five years. On the settlement dates for our RSUs, we currently plan to withhold shares and remit income taxes on behalf of the holders of our RSUs at the applicable minimum statutory rates based on the then current value of the underlying shares of our common stock, which we refer to as a net settlement. In connection with these net settlements, we will withhold and remit the tax liabilities on behalf of the RSU holders to the relevant tax authorities in cash. For example, from the closing of our IPO through June 30, 2015, our tax obligation was approximately $35.8 million in the aggregate.

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

We believe our success has depended, and continues to depend, on the efforts and talents of Niraj Shah, one of our co-founders, co-chairman of the board of directors and our Chief Executive Officer, Steven Conine, one our co-founders and co-chairman of the board of directors, and other members of our management team. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers, engineers and merchandising and technology personnel. The market for such positions in the Boston area and other cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees or our inability to recruit and develop mid-level managers could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly since, after December 31, 2014, we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could materially adversely affect our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended June 30, 2015, we issued 193,335 shares of common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities were pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.

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

Item 6.   Exhibits.

Exhibit
Number	Description

10.1*	Amendment No. 3 to Loan Agreement, dated as of July 31, 2015, by and between Bank of America, N.A. and the Company

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYFAIR INC.

Dated: August 12, 2015	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2015	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial Officer)