Form 10-Q
period 2015-09-30
Wayfair Inc.
filed 2015-11-12
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class	Outstanding at October 31, 2015
Class A Common Stock, $0.001 par value per share	44,505,054
Class B Common Stock, $0.001 par value per share	39,621,692

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2015

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

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$278,690	$355,859
Short-term investments	46,654	60,000
Accounts receivable, net of allowance of $3,240 and $2,545 at September 30, 2015 and December 31, 2014, respectively	9,719	5,949
Inventories	22,552	19,798
Prepaid expenses and other current assets	75,486	45,262
Total current assets	433,101	486,868
Property and equipment, net	88,642	60,639
Goodwill and intangible assets, net	3,899	6,478
Long-term investments	74,460	—
Other noncurrent assets	1,242	1,538
Total assets	$601,344	$555,523
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$192,552	$147,873
Accrued expenses	52,083	42,335
Deferred revenue	45,027	26,784
Other current liabilities	24,070	15,600
Total current liabilities	313,732	232,592
Other liabilities	32,916	17,392
Total liabilities	346,648	249,984
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at September 30, 2015 and December 31, 2014	—	—
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 44,145,083 and 37,002,874 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	44	37
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 39,894,391 and 46,179,192 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	40	46
Additional paid-in capital	374,794	363,944
Accumulated deficit	(120,070)	(58,122)
Accumulated other comprehensive loss	(112)	(366)
Total stockholders’ equity	254,696	305,539
Total liabilities and stockholders’ equity	$601,344	$555,523

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net revenue	$593,972	$336,188	$1,510,095	$910,332
Cost of goods sold	452,586	257,161	1,145,073	697,644
Gross profit	141,386	79,027	365,022	212,688

Operating expenses:
Customer service and merchant fees	21,109	14,239	55,417	37,321
Advertising	70,711	49,763	190,249	136,478
Merchandising, marketing and sales	27,083	13,437	74,131	41,868
Operations, technology, general and administrative	40,912	25,203	109,887	71,558
Amortization of acquired intangible assets	208	249	694	748
Total operating expenses	160,023	102,891	430,378	287,973
Loss from operations	(18,637)	(23,864)	(65,356)	(75,285)
Interest income, net	325	89	897	222
Other income (expense), net	2,746	(309)	2,542	(405)
Loss before income taxes	(15,566)	(24,084)	(61,917)	(75,468)
(Benefit from) provision for income taxes	(88)	59	31	76
Net loss	(15,478)	(24,143)	(61,948)	(75,544)
Accretion of convertible redeemable preferred units	—	(4,748)	—	(16,503)
Net loss attributable to common stockholders	$(15,478)	$(28,891)	$(61,948)	$(92,047)
Net loss attributable to common stockholders per share, basic and diluted	$(0.18)	$(0.71)	$(0.74)	$(2.26)
Weighted average common shares outstanding, basic and diluted	83,886	40,513	83,569	40,722

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(15,478)	$(24,143)	$(61,948)	$(75,544)
Other comprehensive loss:
Foreign currency translation adjustments	371	—	323	—
Net unrealized loss on available-for-sale investments	(67)	(67)	(69)	(59)
Comprehensive loss	$(15,174)	$(24,210)	$(61,694)	$(75,603)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(61,948)	$(75,544)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	23,351	14,438
Equity based compensation	21,741	5,528
Gain on sale of a business	(2,997)	—
Other non-cash adjustments	1,395	888
Changes in operating assets and liabilities:
Accounts receivable	(3,832)	2,376
Inventories	(2,778)	(6,155)
Prepaid expenses and other current assets	(28,419)	(12,721)
Accounts payable and accrued expenses	60,340	(1,108)
Deferred revenue and other liabilities	37,927	24,578
Other assets	(25)	(3,117)
Net cash provided by (used in) operating activities	44,755	(50,837)

Cash flows from investing activities
Purchase of short-term and long-term investments	(141,309)	(110,000)
Sale and maturities of short-term investments	78,715	59,964
Purchase of property and equipment	(36,695)	(31,168)
Site and software development costs	(13,107)	(10,643)
Cash received from the sale of a business (net of cash sold)	2,860	—
Other investing activities, net	302	(3,015)
Net cash used in investing activities	(109,234)	(94,862)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(12,899)	—
Net proceeds from exercise of stock options	374	—
Net proceeds from issuance of Series B convertible redeemable preferred units	—	154,774
Repurchase of common units	—	(23,500)
Dividends paid to Series A convertible redeemable preferred holders	—	(15,000)
Repurchase of employee equity	—	(5,528)
Net cash (used in) provided by financing activities	(12,525)	110,746
Effect of exchange rate changes on cash and cash equivalents	(165)	(29)
Net (decrease) in cash and cash equivalents	(77,169)	(34,982)
Cash and cash equivalents
Beginning of period	355,859	65,289
End of period	$278,690	$30,307

Supplemental disclosure of non-cash investing activities
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$2,636	$2,079
Construction costs capitalized under finance lease obligations	$8,687	$—
Supplemental disclosure of non-cash financing activities
Accretion of preferred unit dividends	$—	$16,503

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

Notes to Consolidated and Condensed Financial Statements
(Unaudited)

1.	Basis of Presentation

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

The consolidated and condensed balance sheet data as of December 31, 2014 was derived from audited financial statements. The accompanying consolidated and condensed balance sheet as of September 30, 2015, the consolidated statements of operations, consolidated statements of comprehensive loss, and consolidated statements of cash flows for the periods ended September 30, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2015 and statements of operations, comprehensive loss, and cash flows for the periods ended September 30, 2015 and 2014. The financial data and the other information disclosed in these notes to the consolidated and condensed financial statements related to these periods are unaudited.

The consolidated and condensed statements of operations, comprehensive loss, and cash flows for the periods ended September 30, 2015 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2015, or for any other period.

2.	Summary of Significant Accounting Policies

The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. The Company believes that there have been no significant changes during the three and nine months ended September 30, 2015 to the items disclosed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 other than those noted below.

Marketable Securities

The Company classifies its marketable securities as “available-for-sale” or “trading” securities.

Available-for-sale securities are classified as short term investments and long-term investments on the consolidated and condensed balance sheets and are carried at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are recorded, net of taxes, in the “Accumulated other comprehensive loss” caption of the Company’s consolidated and condensed balance sheets. Unrealized losses, excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that the Company (i) does not intend to sell and (ii) will not be required to sell below cost are also recorded, net of taxes, in “Accumulated other comprehensive loss.” Further, the Company does not believe it will be required to sell such securities below cost. Therefore, the only other-than-temporary losses the Company records in “Other income, net” in its consolidated statements of operations are related to credit losses. As of September 30, 2015, the Company’s available-for-sale securities consisted of investment securities. The maturities of the Company’s long-term marketable securities generally range from one to three years.

3.	Marketable Securities and Fair Value Measurements

Marketable Securities

As of September 30, 2015, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $91.1 million The Company did not hold any available-for-sale securities at December 31, 2014.

The following table presents details of the Company’s marketable securities as of September 30, 2015 (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$16,646	$9	$(1)	$16,654
Long-term:
Investment securities	74,535	55	(130)	74,460
Total	$91,181	$64	$(131)	$91,114

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

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 based on the three-tier value hierarchy (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$182,227	$—	$—	$182,227
Short-term investments:
Certificates of deposit	30,000	—	—	30,000
Investment securities	—	16,654	—	16,654
Long-term:
Investment securities	—	74,460	—	74,460
Total	$212,227	$91,114	$—	$303,341

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$302,595	$—	$—	$302,595
Short-term investments:
Certificates of deposit	60,000	—	—	60,000
Restricted cash:
Money market funds	302	—	—	302
Total	$362,897	$—	$—	$362,897

4.	Intangible Assets and Goodwill

The following table summarizes intangible assets as of September 30, 2015 and December 31, 2014 (in thousands):

	Weighted-Average	September 30, 2015
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(823)	$1,077
Customer relationships	5	1,300	(563)	737
Non-compete agreements	3 - 5	100	(72)	28
Other intangibles	3	373	(242)	131
Domain names	5	2,687	(2,685)	2
Total		$6,360	$(4,385)	$1,975

	Weighted-Average	December 31, 2014
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$2,001	$(604)	$1,397
Customer relationships	5	1,300	(368)	932
Non-compete agreements	3 - 5	108	(52)	56
Technology	5	718	(467)	251
Other intangibles	3	373	(158)	215
Domain names	5	2,687	(2,684)	3
Total		$7,187	$(4,333)	$2,854

Amortization expense related to intangible assets was $0.2 million for the three months ended September 30, 2015 and 2014, and $0.7 million for the nine months ended September 30, 2015 and 2014.

The following table presents the changes in goodwill during the nine months ended September 30, 2015 (in thousands):

Net Book Value
Goodwill as of December 31, 2014	$3,624
Sale during the period	(1,520)
Foreign currency exchange rate effect	(180)
Goodwill as of September 30, 2015	$1,924

In July 2015 the Company sold its Australian-based business in order to strategically focus its resources on its North America and Europe markets. At the time of the sale, the net carrying amounts of the goodwill and intangible assets of the

Australian business were $1.5 million and $0.2 million, respectively. The proceeds from the sale exceeded the carrying value of the Australian business, resulting in a $3.0 million gain, recorded in "Other income (expense), net" in the unaudited consolidated and condensed statements of operations.

5.	Property and Equipment, net

The following table summarizes property and equipment, net as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Furniture and computer equipment	$60,881	$48,399
Site and software development costs	47,653	36,294
Leasehold improvements	27,351	14,290
Construction in progress	9,556	4,800
	145,441	103,783
Less accumulated depreciation and amortization	(56,799)	(43,144)
Property and equipment, net	$88,642	$60,639

Property and equipment depreciation and amortization expense was $9.0 million and $5.3 million for the three months ended September 30, 2015 and 2014, respectively, and $22.7 million and $13.6 million for the nine months ended September 30, 2015 and 2014, respectively.

6.	Commitments and Contingencies

Leases

The Company leases office space under non-cancelable leases. These leases expire at various dates through 2024 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Rent expense under operating leases was $3.8 million and $2.6 million in the three months ended September 30, 2015 and 2014, respectively, and $12.3 million and $8.8 million in the nine months ended September 30, 2015 and 2014, respectively. The Company has issued letters of credit for approximately $4.7 million as security for these lease agreements as of September 30, 2015 and December 31, 2014.

Collection of Sales or Other Similar Taxes

Based on the location of the Company’s current operations, it collects and remits sales tax in Kentucky, Massachusetts, New York and Utah. The Company does not currently collect sales or other similar taxes for the sale of goods in states where no obligation to collect these taxes is required under applicable law. Several states have presented the Company with assessments, alleging that it is required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, not including taxes allegedly owed for periods subsequent to such assessments or interest and penalties after the date the Company last received such assessments, is approximately $12.9 million. The Company does not believe that it was obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, the Company believes a loss is not probable and therefore has not recorded a liability; however, no assurance can be given as to the outcome of these assessments.

Legal Matters

On September 2, 2015, a putative class action complaint was filed against us in the U.S. District Court for the Southern District of New York (Dingee v. Wayfair Inc., et al., Case No. 1:15-cv-06941) by an individual on behalf of himself and on behalf of all other similarly situated individuals, or collectively, the Plaintiffs, under sections 10(b) and 20(a) of the Securities and Exchange Act related to a drop in stock price that had followed a report issued by Citron Research. On September 3, a second putative class action complaint was filed, asserting nearly identical claims (Jenkins v. Wayfair Inc., et al., Case No. 1:15-cv-06985). On November 2, 2015, the plaintiff in the Dingee action moved to consolidate the two lawsuits, and to designate himself as lead plaintiff in the class action and his attorney as lead counsel for the class. On November 3, plaintiff in the Jenkins action voluntarily dismissed his complaint. As a result, only the Dingee action remains pending. The

Plaintiff’s complaint seeks class certification, damages in an unspecified amount, and attorney’s fees and costs. The company intends to defend the lawsuit vigorously.

The Company is subject to legal proceedings and claims in the ordinary course of business. However, the Company is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.

7.	Equity-Based Compensation

In 2010, the Company established an equity incentive plan and, in 2011, the plan was amended and restated as the Wayfair LLC Amended and Restated 2010 Common Unit Plan (the “2010 Plan”). The 2010 Plan was administered by the board of directors of Wayfair LLC and provided for the issuance of common option units, restricted common units (all common units), and deferred units, which currently represent Class A or Class B common stock of the Company.

In connection with the IPO and as described in Note 1, Basis of Presentation, the Company completed a corporate reorganization pursuant to which Wayfair LLC became a wholly-owned subsidiary of the Company, and the holders of equity interests in Wayfair LLC became stockholders of the Company. In addition, all of the outstanding common units and incentive units of Wayfair LLC were exchanged for shares of common stock or incentive units for common stock, and then were converted into shares of Class B common stock or incentive units for Class B common stock of the Company. Accordingly, common option units, restricted common units and deferred units were converted to stock options, restricted common stock and restricted stock units (“RSU”), respectively, and may be referred to as such in these notes to the consolidated and condensed financial statements. In connection with the IPO, the board of directors of the Company took over administration of the 2010 Plan and adopted the 2014 Incentive Award Plan (“2014 Plan”) to grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The 2014 Plan is administered by the board of directors of the Company with respect to awards to non-employee directors and by the compensation committee with respect to other participants and provides for the issuance of stock options, SARs, restricted stock, RSUs, performance shares, stock payments, cash payments, dividend awards and other incentives. The 2014 Plan authorizes up to 8,603,066 shares of Class A common stock to be issued, of which RSUs for 1,840,624 shares had been issued as of September 30, 2015. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 Plan are available for grants of awards under the 2014 Plan.

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

In April 2014, the Company completed a tender offer to repurchase provisionally vested (defined as service period completed) stock options and restricted common stock from certain employees at a price of $26.23 per share. A total of 202,757 shares of restricted common stock and 9,028 stock options were tendered for an aggregate of approximately $5.5 million in net cash after adjusting for the exercise prices associated with the stock options. This tender offer was accounted for as a modification resulting in a $5.5 million compensation charge when accepted by the employee. The Company recorded an expense of $5.5 million in the nine months ended September 30, 2014.

The following table presents activity relating to stock options under the 2010 Plan during the nine months ended September 30, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2014	449,046	$2.98	6.5
Options exercised	(143,887)	$2.96
Options forfeited/canceled	(2,542)	$3.24
Outstanding at September 30, 2015	302,617	$2.98	5.7
Exercisable at September 30, 2015	298,336	$2.98	5.7
Expected to vest as of September 30, 2015	2,676	$3.42	5.7

Intrinsic value of stock options exercised was $4.4 million for the nine months ended September 30, 2015. Aggregate intrinsic value of stock options outstanding and currently exercisable is $9.7 million and $9.6 million, respectively. Unrecognized equity based compensation expense related to stock options expected to vest is less than $0.1 million with a weighted average remaining vesting term of 0.2 years as of September 30, 2015.

The following table presents activity relating to restricted common stock under the 2010 Plan during the nine months ended September 30, 2015:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	161,476	$4.75
Restricted stock vested	(155,475)	$4.75
Unvested at September 30, 2015	6,001	$4.75
Expected to vest as of September 30, 2015	3,753	$4.75

The intrinsic value of restricted common stock vested was $4.1 million for the nine months ended September 30, 2015. Aggregate intrinsic value of restricted common stock unvested is $0.2 million as of June 30, 2015. Unrecognized equity based compensation expense related to restricted common stock expected to vest is less than $0.1 million with a weighted average remaining vesting term of 0.2 years as of September 30, 2015.

The following table presents activity relating to RSUs under the 2010 and 2014 Plans during the nine months ended September 30, 2015:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	4,542,231	$17.67
RSUs granted	1,840,624	$33.67
RSUs vested	(1,114,485)	$17.00
RSUs forfeited/canceled	(353,032)	$22.15
Outstanding at September 30, 2015	4,915,338	$23.62
Expected to vest as of September 30, 2015	3,629,795	$24.10

The intrinsic value of RSUs vested was $35.4 million for the nine months ended September 30, 2015. Aggregate intrinsic value of RSUs outstanding is $172.3 million as of September 30, 2015. Unrecognized equity based compensation expense related to RSUs expected to vest is $60.7 million with a weighted average remaining vesting term of 1.7 years as of September 30, 2015.

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

The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through sites operated by third parties and fees from third-party advertising distribution providers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net revenue
Direct Retail	$544,971	$285,502	$1,354,665	$755,036
Other	49,001	50,686	155,430	155,296
Net revenue	$593,972	$336,188	$1,510,095	$910,332

Revenue from external customers for each group of similar products and services are not reported to the CODM. Separate identification of this information for purposes of segment disclosure is impractical, as it is not readily available and the cost to develop it would be excessive. No individual country outside of the United States provided greater than 10% of total revenue.

The following table presents revenue and long-lived assets by geographic area (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Geographic net revenue:
United States	$566,227	$314,754	$1,431,466	$851,585
International	27,745	21,434	78,629	58,747
Total	$593,972	$336,188	$1,510,095	$910,332

	September 30, 2015	December 31, 2014
Geographic long-lived assets:
United States	$86,426	$59,013
International	2,216	1,626
Total	$88,642	$60,639

9.	Income Taxes

For the three and nine months ended September 30, 2015, income tax (benefit) expense of less than $(0.1) million and less than $0.1 million was recorded, respectively. The income tax benefit recorded in the three months ended September 30, 2015 is primarily related to the recognition of $0.2 million of previously unrecognized tax benefit upon expiration of applicable statute of limitations and partially offset by various foreign income tax assessments and to a lesser extent the amortization of goodwill for tax purposes for which there is no corresponding book deduction. The income tax expense recorded in the nine months ended September 30, 2015 is primarily related to various foreign income tax assessments and to a lesser extent the amortization of goodwill for tax purposes for which there is no corresponding book deduction, partially offset by $0.2 million of previously unrecognized tax benefit.

During the three and nine months ended September 30, 2014, the Company was operating as a limited liability company and was taxed as a partnership under the Internal Revenue Code, and accordingly, no provision for federal or state and local income taxes was made on income since the members were individually liable for federal and state and local income taxes on their share of the Company’s earnings. The Company recorded less than $0.1 million in the three and nine months ended September 30, 2014 associated with various foreign income tax assessments. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The Company has deferred tax assets related to its net operating loss carryforwards accumulated since its corporate reorganization in the fourth quarter of 2014 and related to net operating loss carryforwards of certain of its foreign subsidiaries. A valuation allowance against net deferred tax assets is required if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company reassesses the valuation allowance on a quarterly basis and has provided a valuation allowance for the full amount of its net deferred tax assets.

The Company had no unrecognized tax benefits as of September 30, 2015 and was $0.2 million as of December 31, 2014. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Preferred Stock

Upon the closing of the IPO in October 2014, the Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of September 30, 2015, the Company had no shares of undesignated preferred stock issued or outstanding.

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

The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 44,145,083 and 37,002,874 shares of Class A common stock and 39,894,391 and 46,179,192 shares of Class B common stock were outstanding as of September 30, 2015 and December 31, 2014, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock. The Class B common stock also has approval rights over certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the IPO through September 30, 2015, 30,708,834 shares of Class B common stock were converted to Class A common stock.

11.	Credit Agreement

The Company has a credit agreement with Bank of America, which was renewed on July 31, 2015.  The credit agreement currently provides the Company with a line of credit and a credit card program with a maximum commitment of $35.0 million, $45.0 million and $35.0 million for the periods of July 31, 2015 through September 30, 2015, October 1, 2015 through February 28, 2016 and March 1, 2016 through July 31, 2016, respectively, with the committed amounts of $10.0 million to be used for a revolving line of credit and to support letters of credit and the remainder to be used to support the Company’s credit card program. The credit agreement is renewable on an annual basis and, if not renewed, will expire on July 31, 2016. The Company is required to maintain certain covenants, including tangible net worth and unencumbered liquid assets, with which the Company was compliant at September 30, 2015 and December 31, 2014. The Company did not borrow any amounts under the credit agreement during the three and nine months ended September 30, 2015 and the year ended December 31, 2014.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(15,478)	$(24,143)	$(61,948)	$(75,544)
Accretion of convertible redeemable preferred units	—	(4,748)	—	(16,503)
Net loss attributable to common stockholders	$(15,478)	$(28,891)	$(61,948)	$(92,047)
Weighted average common shares used for basic and diluted net loss per share computation	83,886	40,513	83,569	40,722

Net loss unit attributable to common stockholders per share:
Basic and Diluted	$(0.18)	$(0.71)	$(0.74)	$(2.26)

The following have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders as their effect would have been antidilutive:

	Three and nine months ended September 30,
	2015	2014
Series A convertible redeemable preferred units	—	21,551,801
Series B convertible redeemable preferred units	—	5,995,133
Stock options	302,617	643,003
Restricted stock	6,001	3,271,516
Restricted stock units	4,915,338	6,929,484
Total	5,223,956	38,390,937

13.	Recent Accounting Pronouncements

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

We founded our company in May 2002 and have since delivered over 22 million orders. From 2002 through 2011, the Company was bootstrapped by our co-founders and operated as hundreds of niche websites, such as bedroomfurniture.com and allbarstools.com. In 2006, we launched AllModern. In late 2011, we made the strategic decision to close and permanently redirect over 240 of our niche websites into Wayfair.com to create a one-stop shop for furniture, home furnishings, décor and goods and to build brand awareness, drive customer loyalty and increase repeat purchasing.

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

In the three and nine months ended September 30, 2015, we generated net revenue of $594.0 million and $1,510.1 million, up 76.7% and 65.9%, respectively over the same periods in 2014. Our net revenue in the three and nine months ended September 30, 2015 included $545.0 million and $1,354.7 million, respectively, from Direct Retail, which we define as sales generated primarily through the sites of our five brands. Our net revenue in the three and nine months ended September 30, 2015 included $49.0 million and $155.4 million, respectively, from Other, which we define as net revenue generated primarily online through third parties, which we refer to as our retail partners and net revenue from third-party advertisers.

In the three months ended September 30, 2015, we generated a net loss of $15.5 million and Adjusted EBITDA of $(1.4) million, increases of $8.7 million and $16.9 million, respectively, over the same periods in 2014. In the nine months ended September 30, 2015, we generated a net loss of $61.9 million and Adjusted EBITDA of $(18.8) million, an increase of $13.6 million and an increase of $36.6 million, respectively, over the same periods in 2014. Our net loss and Adjusted EBITDA results were primarily due to a decrease in advertising as a percentage of net revenue in the three and nine months ended September 30, 2015 compared to the same periods in 2014, which were driven by increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth. For additional information about Adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool and the reconciliation of Adjusted EBITDA to net loss, the most directly comparable generally accepted accounting principle (“GAAP”) financial measure, refer to Key Financial and Operating Metrics below.

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

We use the following metrics to assess the near-term and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Three months ended September 30,
	2015	2014	% Change
Consolidated Financial Metrics
Net Revenue	$593,972	$336,188	76.7%
Adjusted EBITDA	$(1,445)	$(18,317)
Free cash flow	$35,332	$(22,398)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$544,971	$285,502	90.9%
Active Customers	4,591	2,858	60.6%
LTM Net Revenue per Active Customer	$371	$342	8.5%
Orders Delivered	2,323	1,314	76.8%
Average Order Value	$235	$217	8.3%

	Nine months ended September 30,
	2015	2014	% Change
Consolidated Financial Metrics
Net Revenue	$1,510,095	$910,332	65.9%
Adjusted EBITDA	$(18,757)	$(55,319)
Free cash flow	$(5,047)	$(92,648)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$1,354,665	$755,036	79.4%
Active Customers	4,591	2,858	60.6%
LTM Net Revenue per Active Customer	$371	$342	8.5%
Orders Delivered	6,079	3,536	71.9%
Average Order Value	$223	$214	4.2%

Non-GAAP Financial Measures

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as earnings (loss) before depreciation and amortization, equity-based compensation and related taxes, interest and other income and expense and (benefit from) provision for income taxes. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

•
Adjusted EBITDA does not reflect the compensation charge associated with a tender offer we completed in April 2014 and the equity based compensation and related taxes recorded in the 2015 periods as described in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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

The following table presents the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Reconciliation of Adjusted EBITDA
Net loss	$(15,478)	$(24,143)	$(61,948)	$(75,544)
Depreciation and amortization	9,207	5,547	23,351	14,438
Equity based compensation and related taxes	7,985	—	23,248	5,528
Interest (income), net	(325)	(89)	(897)	(222)
Other (income) expense, net	(2,746)	309	(2,542)	405
(Benefit from) provision for income taxes	(88)	59	31	76
Adjusted EBITDA	(1,445)	(18,317)	(18,757)	(55,319)

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

Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using non-GAAP financial measures, including that other companies, including companies in our industry, may calculate free cash flow differently. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by (used in) operating activities, capital expenditures and our other GAAP results.

The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net cash provided by (used in) operating activities	$51,504	$(11,066)	$44,755	$(50,837)
Purchase of property, equipment, and leasehold improvements	(11,491)	(6,837)	(36,695)	(31,168)
Site and software development costs	(4,681)	(4,495)	(13,107)	(10,643)
Free cash flow	$35,332	$(22,398)	$(5,047)	$(92,648)

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

Investment in Growth

We have aggressively invested in the growth of our business and this investment will continue. We anticipate that our operating expenses will increase substantially as we continue to increase our advertising spending, hire additional personnel primarily in merchandising, technology, operations, customer service and general and administrative functions and continue to develop features on our sites. In 2013, we signed a lease to increase our office space, and subsequently have further increased our office space to accommodate the anticipated growth of our headcount in our corporate headquarters, and in 2014 and 2015 we also signed leases to expand our warehouse and customer service capacity. These investments are expected to continue to generate losses near term and yield returns in the long term, but there is no guarantee that we will be able to realize the return on our investments.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of a foreign currency gains (losses), and in the 2015 period, a gain related to the sale of our Australian operations.

Results of Consolidated Operations (in thousands)

Comparison of the three months ended September 30, 2015 and 2014

Net revenue

	Three months ended September 30,
	2015	2014	% Change
Net revenue
Direct Retail	$544,971	$285,502	90.9%
Other	49,001	50,686	-3.3%
Net revenue	$593,972	$336,188	76.7%

In the three months ended September 30, 2015, net revenue increased by $257.8 million, or 76.7% compared to the same period in 2014, primarily as a result of an increase in Direct Retail net revenue. In the three months ended September 30, 2015, Direct Retail net revenue increased by $259.5 million, or 90.9% compared to the same period in 2014, primarily due to sales to a larger customer base, as the number of active customers increased 60.6% in the three months ended September 30, 2015 compared to the same period in 2014. Additionally, LTM net revenue per active customer increased 8.5% in the three months ended September 30, 2015 compared with the same period in 2014. The $1.7 million or -3.3% decrease in other revenue in the three months ended September 30, 2015 as compared to the same period in 2014 was primarily due to decreased sales through our retail partners.

Cost of goods sold

	Three months ended September 30,
	2015	2014	% Change
Cost of goods sold
Cost of goods sold	$452,586	$257,161	76.0%
As a percentage of net revenue	76.2%	76.5%

In the three months ended September 30, 2015, cost of goods sold increased by $195.4 million, or 76.0%, compared to the same period in 2014. Of the increase in cost of goods sold, $160.6 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $34.8 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue decreased in the three months ended September 30, 2015 compared to the same period in 2014 as a result of changes in the mix of the products sold and shipping costs.

Operating expenses

	Three months ended September 30,
	2015	2014	% Change
Customer service and merchant fees (1)	$21,109	$14,239	48.2%
Advertising	70,711	49,763	42.1%
Merchandising, marketing and sales (1)	27,083	13,437	101.6%
Operations, technology, general and administrative (1)	40,912	25,203	62.3%
Amortization of acquired intangible assets	208	249	-16.5%
	$160,023	$102,891	55.5%
As a percentage of net revenue
Customer service and merchant fees	3.6%	4.2%
Advertising	11.9%	14.8%
Merchandising, marketing and sales	4.6%	4.0%
Operations, technology, general and administrative	6.9%	7.5%
Amortization of acquired intangible assets	—%	0.1%
	27.0%	30.6%

(1) Excluding equity-based compensation and related taxes as follows:

Customer service and merchant fees	3.5%	4.2%
Merchandising, marketing and sales	4.0%	4.0%
Operations, technology, general and administrative	6.2%	7.5%

In the three months ended September 30, 2015, excluding the impact of equity based compensation and related taxes of $0.2 million and zero recorded in the three months ended September 30, 2015 and 2014, respectively, customer service costs and merchant processing fees increased by $6.7 million, from $14.2 million in the three months ended September 30, 2014 to $20.9 million primarily due to the increase in sales during the three months ended September 30, 2015. Our advertising expenses increased by $20.9 million from $49.8 million in the three months ended September 30, 2014 to $70.7 million in the same period 2015, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the three months ended September 30, 2015 compared to the same period in 2014 primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth. Excluding the impact of equity based compensation and related taxes of $3.4 million and zero recorded in the three months ended September 30, 2015 and 2014, respectively, merchandising, marketing and sales expenses increased by $10.3 million, from $13.4 million in the three months ended September 30, 2014 to $23.7 million in the same period of 2015. The increase in merchandising, marketing and sales expenses was due to an increase in headcount primarily to grow and retain our customer base. In the three months ended September 30, 2015, excluding the impact of equity based compensation and related taxes of $4.2 million and zero recorded in the three months ended September 30, 2015 and 2014, respectively, operations, technology, general and administrative expense increased by $11.5 million from $25.2 million in the three months ended September 30, 2014 to $36.7 million in the same period of 2015. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, depreciation and amortization and costs related to operating as a public company. In the three months ended September 30, 2015, amortization of purchased intangible assets decreased by less than $0.1 million compared to the same period of 2014.

Comparison of the nine months ended September 30, 2015 and 2014

Net revenue

	Nine months ended September 30,
	2015	2014	% Change
Net revenue
Direct Retail	$1,354,665	$755,036	79.4%
Other	155,430	155,296	0.1%
Net revenue	$1,510,095	$910,332	65.9%

In the nine months ended September 30, 2015, net revenue increased by $599.8 million, or 65.9% compared to the same period in 2014, primarily as a result of an increase in Direct Retail net revenue. In the nine months ended September 30, 2015, Direct Retail net revenue increased by $599.6 million, or 79.4% compared to the same period in 2014, primarily due to sales to a larger customer base, as the number of active customers increased 60.6% in the nine months ended September 30, 2015 compared to the same period in 2014. Additionally, LTM net revenue per active customer increased 8.5% in the nine months ended September 30, 2015 compared with the same period in 2014. The $0.1 million or 0.1% increase in other revenue in the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to increased sales through our retail partners.

Cost of goods sold

	Nine months ended September 30,
	2015	2014	% Change
Cost of goods sold
Cost of goods sold	$1,145,073	$697,644	64.1%
As a percentage of net revenue	75.8%	76.6%

In the nine months ended September 30, 2015, cost of goods sold increased by $447.4 million, or 64.1%, compared to the same period in 2014. Of the increase in cost of goods sold, $366.4 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $81.0 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue decreased in the nine months ended September 30, 2015 compared to the same period in 2014 as a result of changes in the mix of the products sold and shipping costs.

Operating expenses

	Nine months ended September 30,
	2015	2014	% Change
Customer service and merchant fees (1)	$55,417	$37,321	48.5%
Advertising	190,249	136,478	39.4%
Merchandising, marketing and sales (1)	74,131	41,868	77.1%
Operations, technology, general and administrative (1)	109,887	71,558	53.6%
Amortization of acquired intangible assets	694	748	-7.2%
	$430,378	$287,973	49.5%
As a percentage of net revenue
Customer service and merchant fees	3.7%	4.1%
Advertising	12.6%	15.0%
Merchandising, marketing and sales	4.9%	4.6%
Operations, technology, general and administrative	7.3%	7.9%
Amortization of acquired intangible assets	—%	0.1%
	28.5%	31.7%

(1) Excluding equity-based compensation and related taxes as follows:

Customer service and merchant fees	3.6%	4.1%
Merchandising, marketing and sales	4.2%	4.2%
Operations, technology, general and administrative	6.5%	7.7%

In the nine months ended September 30, 2015, excluding the impact of equity based compensation and related taxes of $0.7 million and $0.3 million recorded in the nine months ended September 30, 2015 and 2014, respectively, customer service costs and merchant processing fees increased by $17.6 million, from $37.1 million in the nine months ended September 30, 2014 to $54.7 million primarily due to the increase in sales during the nine months ended September 30, 2015. Our advertising expenses increased by $53.8 million from $136.5 million in the nine months ended September 30, 2014 to $190.3 million in the same period 2015, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth. Excluding the impact of equity based compensation and related taxes of $10.5 million and $4.1 million recorded in the nine months ended September 30, 2015 and 2014, respectively, merchandising, marketing and sales expenses increased by $25.8 million, from $37.8 million in the nine months ended September 30, 2014 to $63.6 million in the same period of 2015. The increase in merchandising, marketing and sales expenses was due to an increase in headcount primarily to grow and retain our customer base. In the nine months ended September 30, 2015, excluding the impact of equity based compensation and related taxes of $11.8 million and $1.2 million recorded in the nine months ended September 30, 2015 and 2014, respectively, operations, technology, general and administrative expense increased by $27.8 million from $70.3 million in the nine months ended September 30, 2014 to $98.1 million in the same period of 2015. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, depreciation and amortization and costs related to operating as a public company. In the nine months ended September 30, 2015, amortization of purchased intangible assets decreased by less than $0.1 million compared to the same period of 2014.

Liquidity and Capital Resources

Sources of Liquidity

	September 30,	December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$278,690	$355,859
Short-term investments	$46,654	$60,000
Long-term investments	$74,460	$—
Accounts receivable, net	$9,719	$5,949
Working capital	$119,369	$254,276

Historical Cash Flows

	Nine months ended September 30,
	2015	2014
	(in thousands)
Net loss	$(61,948)	$(75,544)
Net cash provided by (used in) operating activities	$44,755	$(50,837)
Net cash used in investing activities	$(109,234)	$(94,862)
Net cash (used in) provided by financing activities	$(12,525)	$110,746

Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through cash flows generated by operations and, since 2011, also through private sales of convertible redeemable preferred stock and sales of common stock in connection with our IPO. Since inception through September 30, 2015, we have raised a total of approximately $646.0 million from the sale of preferred stock and common stock, net of costs and expenses associated with such financings, or approximately $453.8 million, net of repurchases of our securities and dividends paid to Series A redeemable convertible preferred stockholders.

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

Cash provided by operating activities in the nine months ended September 30, 2015 was $44.8 million and was driven primarily by cash provided by operating assets and liabilities of $63.2 million, certain non-cash items including depreciation and amortization expense of $23.4 million, equity based compensation of $21.7 million, and other non-cash items of $1.4 million, partially offset by net loss of $61.9 million and gain on sale of a business of $3.0 million. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net loss.

Cash used in operating activities in the nine months ended September 30, 2014 was $50.8 million and was driven by a net loss of $75.5 million, partially offset by cash provided by certain non-cash items including depreciation and amortization expense of $14.4 million, equity based compensation of $5.5 million, operating assets and liabilities of $3.9 million, and other non-cash items of $0.9 million.

Investing Activities

Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, investment in our sites and software development, purchases and maturities of marketable securities, leasehold improvements for our facilities and acquisitions of businesses.

Cash used in investing activities in the nine months ended September 30, 2015 was $109.2 million and was primarily driven by purchases of short-term and long-term investments of $141.3 million, purchases of property and equipment of $36.7 million, and site and software development costs of $13.1 million, partially offset by net increase in the maturity of short-term investments of $78.7 million, cash received for sale of a business (net of cash sold) of $2.9 million, and other net investing activities of $0.3 million.

Cash used in investing activities in the nine months ended September 30, 2014 was $94.9 million and was primarily driven by purchases of short-term investments of $110.0 million, purchases of property and equipment of $31.2 million, site and software development costs of $10.6 million, and other net investing activities of $3.0 million, partially offset by net increase in the maturity of short-term investments of $60.0 million.

Financing Activities

Cash used in financing activities in the nine months ended September 30, 2015 was $12.5 million and was primarily due to $12.9 million taxes paid related to net share settlements of equity awards, partially offset by $0.4 million net proceeds from exercise of stock options.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

On September 2, 2015, a putative class action complaint was filed against us in the U.S. District Court for the Southern District of New York (Dingee v. Wayfair Inc., et al., Case No. 1:15-cv-06941) by an individual on behalf of himself and on behalf of all other similarly situated individuals, or collectively, the Plaintiffs, under sections 10(b) and 20(a) of the Securities and Exchange Act related to a drop in stock price that had followed a report issued by Citron Research. On September 3, a second putative class action complaint was filed, asserting nearly identical claims (Jenkins v. Wayfair Inc., et al., Case No. 1:15-cv-06985). On November 2, 2015, the plaintiff in the Dingee action moved to consolidate the two lawsuits, and to designate himself as lead plaintiff in the class action and his attorney as lead counsel for the class. On November 3, plaintiff in the Jenkins action voluntarily dismissed his complaint. As a result, only the Dingee action remains pending. The Plaintiff’s complaint seeks class certification, damages in an unspecified amount, and attorney’s fees and costs. The company intends to defend the lawsuit vigorously.

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

To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. The number of our employees increased from 2,353 full-time equivalents as of December 31, 2014 to 3,251 full-time equivalents as of September 30, 2015. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel, particularly in the Boston, Massachusetts area where our headquarters are located. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results.

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

We have a history of losses, and we accumulated $306.2 million in common members’ deficit as Wayfair LLC and an additional $120.1 million loss as Wayfair Inc. through September 30, 2015. We expect our operating losses and negative cash flow to continue in the near-term as we increase investment in our business. Because the market for purchasing home goods online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may never achieve profitability. We expect our operating expenses to increase over the next several years as we increase our advertising budget, hire additional personnel and continue to develop features on our sites. In particular, we intend to continue to invest substantial resources in marketing to acquire new customers. In addition, as we grow as a company, we have and will continue to incur additional significant legal, accounting and other expenses that we did not previously incur as a private company. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.

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

We do not collect sales and use, commercial activity, VAT or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, VAT and similar tax laws and rates vary greatly by jurisdiction. Several states have presented us with tax assessments, alleging that we are required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, not including taxes allegedly owed for periods subsequent to such assessments or interest and penalties after the date we last received such assessments, is approximately $12.9 million. While we do not believe that we are obligated to collect and remit such taxes and intend to vigorously defend our position, we cannot be sure of the outcome of our discussions and/or appeals with these states. In the event of an adverse outcome, we could face assessments for additional time periods since the last assessments we received, plus any additional interest and penalties. We also expect additional jurisdictions may make similar assessments in the future. As a result, we may be required to collect such taxes in additional jurisdictions in the future. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition and operating results.

We may expend substantial funds in connection with the tax liabilities that arise upon the settlement of restricted stock units.

We may expend substantial funds to satisfy minimum statutory tax withholding and remittance obligations when we settle a portion of our restricted stock units, or RSUs. Our RSUs typically vest over a period of five years. On the settlement dates for our RSUs, we currently plan to withhold shares and remit income taxes on behalf of the holders of our RSUs at the applicable minimum statutory rates based on the then current value of the underlying shares of our common stock, which we refer to as a net settlement. In connection with these net settlements, we will withhold and remit the tax liabilities on behalf of the RSU holders to the relevant tax authorities in cash. For example, from the closing of our IPO through September 30, 2015, our tax obligation was approximately $40.9 million in the aggregate.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended September 30, 2015, we issued 258,482 shares of common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities were pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.

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

WAYFAIR INC.

Date: November 12, 2015	By:	/s/ NIRAJ SHAH
Niraj Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial Officer)