Form 10-K
period 2015-12-31
Wayfair Inc.
filed 2016-02-29
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 computed by reference to the closing sale price of $37.64 per share as reported on the New York Stock Exchange on that date was $868.7 million.

Class	Outstanding at January 31, 2016
Class A Common Stock, $0.001 par value per share	46,159,314
Class B Common Stock, $0.001 par value per share	38,221,410

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Wayfair Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

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
In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in Part I, Item 1A, Risk Factors and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

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
The typical Wayfair customer is a 35 to 65 year old woman with an annual household income of $50,000 to $250,000, who we consider to be a mass market consumer and who we believe is underserved by traditional brick and mortar and other online retailers of home goods. Because each of our customers has a different taste, style, purchasing goal and budget when shopping for her home, we have built one of the largest online selections of furniture, décor, decorative accents, housewares, seasonal decor and other home goods. We are able to offer this vast selection of products while holding minimal inventory because we typically ship products directly from our suppliers to our customers. This supplier direct fulfillment network is a key component of our custom-built technology and operational platform, which also includes extensive supplier integrations, a proprietary transportation delivery network and superior customer service.
We founded our company in May 2002 and have since delivered over 26 million orders. From 2002 through 2011, the Company was bootstrapped by our co-founders and operated as hundreds of niche websites, such as bedroomfurniture.com and allbarstools.com. In 2006, we launched AllModern. In late 2011, we made the strategic decision to close and permanently redirect over 240 of our niche websites into Wayfair.com to create a one-stop shop for furniture, décor and home goods and to build brand awareness, drive customer loyalty and increase repeat purchasing.
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
Addressable Market Size and Growth
The home goods market is large, global and growing. We believe the mass market for home goods represents the largest addressable opportunity within the home goods sector and that the mass market consumer is underserved due to structural limitations of brick and mortar and other online retailers. In 2015, women represented 75% of our customers. According to data released by the United States ("U.S.") Census Bureau, there are approximately 160 million women in the U.S., of which approximately 60 million are between the ages of 35 and 65. We believe these women control an outsized share of spending, particularly spending related to furniture, décor, decorative accents, housewares, seasonal decor and other home goods. In addition, we believe there are approximately 70 million millennials (which we define as individuals currently between the ages of 20 to 33) in the United States, many of whom are accustomed to purchasing goods online. As millennials age, start new families and move into new homes, we expect online sales of home goods to increase. In addition, we believe the online home goods market will further grow as older generations of consumers become increasingly comfortable purchasing online. Additionally, mobile commerce is growing rapidly and is just beginning in home goods. The proliferation of smartphones and tablets has made mobile commerce one of the fastest growing online channels. Since consumers have access to their mobile devices virtually anytime and anywhere, they have the opportunity to browse, discover and shop throughout the day.
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
Time Consuming and Inconvenient for Consumers to Shop across Brick and Mortar Home Retailers: To browse a vast selection of products across highly-fragmented brick and mortar retailers, consumers must shop multiple stores. For example, if a nearby furniture retailer has 20 bedroom sets on its showroom floor, a consumer may feel she must visit multiple stores to see a wide enough selection to make an informed purchase decision that satisfies her style and budget needs. We believe the lack of an easy-to-browse, one-stop shopping experience with massive selection has led to dissatisfaction with brick and mortar home goods shopping. In contrast, Wayfair.com offers over 1,500 bedroom sets across many styles and prices, which mitigates the need for a consumer to visit multiple stores to find the perfect item at a price she can afford.
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
Broad Selection and Choice: We offer one of the largest online selections of furniture, décor, decorative accents, housewares, seasonal décor and other home goods with over seven million products from over 7,000 suppliers.
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
Superior Customer Service: Our customer service organization has over 1,000 representatives who help consumers navigate our sites, answer questions and help complete orders. This team helps us build trust with consumers, build our brand awareness, enhance our reputation and drive sales.

Key Benefits for Our Suppliers
Through our technology platform, we offer our suppliers a cost-effective channel, the ability to leverage our technological expertise, a real-time view of our demand and proven logistics capabilities to help sell their products.
Cost-Effective Access to Our Large Customer Base: We sell products from over 7,000 suppliers, many of which are small, family-run operations without well-known product brands and without easy retail access to a large customer base. We provide our suppliers with access to our customer base of 5.4 million active customers, enabling them to increase their sales and access the growing e-commerce market.
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
Our Strengths
We believe we have achieved our market leading position through the following key strengths:

•	our large scale drives powerful network effects;

•	superior logistics infrastructure and supplier direct fulfillment network require minimal inventory and capital expenditures;

•	trusted brand with rapidly growing awareness;

•	personalized shopping experiences and differentiated use of data, analytics and technology drive high customer repeat rates;

•	powerful and custom-built technology platform;

•	well-positioned to benefit from platform shift to mobile; and

•	proven and operationally disciplined management team.
Our Growth Strategy
Our goal is to further improve our leadership in the home goods market by pursuing the following key strategies:

•	continue building our leading retail home brands;

•	acquire more customers;

•	continue to invest in the consumer experience;

•	increase repeat purchasing through merchandising, data, analytics and technology;

•	add new suppliers and deepen relationships with our existing suppliers;

•	continue to invest in our technology and operational platform, including our mobile platform;

•	expand internationally; and

•	opportunistically pursue strategic acquisitions.
Brands
Each of our customers has a different taste, style, purchasing goal and budget when shopping for her home. To help her find the right products for her home, we offer five distinct brands: Wayfair.com, Joss & Main, AllModern, DwellStudio and Birch Lane. Each brand has a unique identity that offers a tailored shopping experience and rich product selection to a different target audience.
Wayfair.com: an online destination for all things home
Joss & Main: where beautiful furniture and finds meet irresistible savings

AllModern: a go-to online source for modern design
DwellStudio: a design house for fashion-forward modern furnishings
Birch Lane: a collection of classic furnishings and timeless home décor
In addition to our five brands, we also generate net revenue through two other sources:
Retail Partners: A portion of our net revenue is generated online by retail partners. These relationships allow consumers to purchase Wayfair products through the retail partners' sites.
Wayfair Media Solutions: Wayfair helps selected manufacturers, retailers and other advertisers market to our large consumer audience.
Technology
We have custom-built our proprietary technology and operational platform to deliver the best experience for both our customers and suppliers. Our success has been built on a culture of data-driven decision-making, operational discipline and an unwavering focus on the customer. We employ over 450 engineers and data scientists and believe we are able to attract and retain some of the best technological minds. Our engineering department is organized into four operating groups that have built a full set of technology solutions specific for the home goods market:
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
Employees
As of December 31, 2015, we had 3,809 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our fulfillment centers. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Segments
See Note 11 to our Consolidated Financial Statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Company Information
We began operating as Smart Tech Toys, Inc., a Massachusetts corporation, in May 2002 and changed our name to CSN Stores, Inc. in February 2003. In March 2008, we formed, and contributed all of the assets and liabilities of CSN Stores, Inc. to, a subsidiary, CSN Stores LLC, and we continued operating our business through this Delaware limited liability company. In late 2011, we changed the name of CSN Stores, Inc. to SK Retail, Inc. and changed our name from CSN Stores LLC to Wayfair LLC. In connection with our initial public offering, we completed a corporate reorganization, as a result of which Wayfair Inc. was formed to be a holding company with no material assets other than 100% of the equity interests in Wayfair LLC and SK Retail, Inc. For additional information regarding our corporate reorganization, see Note 1 to our Consolidated Financial Statements, Basis of Presentation, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Our executive offices are located at 4 Copley Place, 7th Floor, Boston, MA 02116, and our telephone number is (617) 532-6100. Our corporate website address is Wayfair.com. The information contained in, or accessible through, our website does not constitute part of this Annual Report on Form 10-K.
Available Information
We encourage investors to use our investor relations website, investor.wayfair.com, to find information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission ("SEC"), and corporate governance information (including our Code of Business Conduct and Ethics). We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All material we file with the SEC is publicly available at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Wayfair and other issuers that file electronically with the SEC. Our website and the information contained therein or connected thereto are not a part of, or incorporated into, this Annual Report on Form 10-K.

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
To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. The number of our employees increased from 2,353 full-time equivalents as of December 31, 2014 to 3,809 full-time equivalents as of December 31, 2015. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel, particularly in the Boston, Massachusetts area where our headquarters are located. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results.
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
If we fail to acquire new customers, or fail to do so in a cost-effective manner, we may not be able to increase net revenue per active customer or achieve profitability.
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
We believe that many of our new customers originate from word-of- mouth and other non-paid referrals from existing customers. Therefore, we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers in sufficient numbers to continue to grow our business, or we may be required to incur significantly higher marketing expenses in order to acquire new customers.
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
We currently offer five distinct brands to our customers, but we have a limited operating history with most of these brands. Maintaining and enhancing these brands are critical to expanding our base of customers and suppliers. However, a significant portion of our customers' brand experience depends on third parties outside of our control, including suppliers and logistics providers such as FedEx, UPS and the U.S. Postal Service. If these third parties do not meet our or our customers' expectations, our brands may suffer irreparable damage. In addition, maintaining and enhancing these brands may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our suppliers, which we may not do successfully.
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
Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and expanding our existing brand portfolio into new geographies. For example, in 2014 we launched Birch Lane, and in 2015 we launched Wayfair.ca in Canada. Launching new brands or expanding our existing brand portfolio internationally requires significant upfront investments, including investments in marketing, information technology and additional personnel. Expanding our brands internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers and regional competitors, construct home goods catalogs specific to the country, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory revenue from these efforts to offset these upfront costs. Any lack of market acceptance of our efforts to launch new brands or expand our existing brand portfolio could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
We have a history of losses, and we accumulated $306.2 million in common members' deficit as Wayfair LLC and an additional $135.6 million loss as Wayfair Inc. through December 31, 2015. We expect our operating losses and negative cash flow to continue in the near-term as we increase investment in our business. Because the market for purchasing home goods online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may never achieve profitability. We expect our operating expenses to increase over the next several years as we increase our advertising budget, hire additional personnel and continue to develop features on our sites. In particular, we intend to continue to invest substantial resources in marketing to acquire new customers. In addition, as we grow as a company, we have and will continue to incur additional significant legal, accounting and other expenses that we did not previously incur as a private company. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.
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
Our agreements with most of our suppliers do not provide for the long-term availability of merchandise or the continuation of particular pricing practices, nor do they usually restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to seek to sell us products on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. Our ability to develop and maintain relationships with reputable suppliers and offer high quality merchandise to our customers is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to offer a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers' needs, and therefore our long-term growth prospects, would be materially adversely affected.

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
As of December 31, 2015, we had relationships with over 7,000 suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.
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
In the years ending December 31, 2015 and 2014, approximately 9% and 16%, respectively, of our net revenue was generated from other operations, consisting primarily of revenue generated online by third parties, which we refer to as our retail partners. Our relationships with our retail partners allow consumers to purchase products offered by us though their websites and mobile applications. Because our agreements with our retail partners are generally terminable at will, we may be unable to maintain these relationships, and our results of operations could fluctuate significantly from period to period depending on the performance of our retail partners and their willingness to continue to offer and/or promote our products. Our agreements with our retail partners may also restrict our ability to market certain products, and not all of our suppliers may permit us to market through all of our retail partners' sites. Because some of our retail partners are competitors or potential competitors in the home goods market, some or all of our retail partners may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. Because we do business with a small number of retail partners, if any one of our contracts with our retailer partners were to terminate, our revenue from our retail partners may decline and our relationships with our suppliers may be adversely affected.

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
We were a private company for 12 years prior to our initial public offering (the “IPO”) in October 2014 and, as such, have not historically had the internal control and financial reporting requirements that are required of a publicly-traded company. The year ending December 31, 2015 was the first year during which we were required to comply with the requirements of The Sarbanes-Oxley Act of 2002, which requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.
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
The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The smaller screen size, functionality, and memory associated with some alternative devices may make the use of our sites and purchasing our products more difficult. The versions of our sites developed for these devices may not be compelling to consumers. In addition, it is time consuming and costly to keep pace with rapidly changing and continuously evolving technology. We launched our mobile applications for Joss & Main in 2012, Wayfair.com in 2014, AllModern in 2015 and all of our international sites in 2016. In addition, all of our sites are mobile-optimized.
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
Our business is highly dependent upon email and other messaging services for promoting our sites and products. Daily promotions offered through emails and other messages sent by us, or on our behalf by our vendors, generate a significant portion of our revenue. We provide daily emails and "push" communications to customers and other visitors informing them of what is available for purchase on our sites that day, and we believe these messages are an important part of our customer experience and help generate a substantial portion of our net revenue. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may reduce the number of subscribers opening our emails. For example, in 2013 Google Inc.'s Gmail service began offering a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber's inbox or viewed as "spam" by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers' ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.
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
A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing, export and security of consumer data. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or consumer protection- related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
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
Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. Individual EU member countries currently still have discretion with respect to their interpretation and implementation of these laws and the penalties for breach and have their own regulators with differing attitudes towards enforcement, which results in varying privacy standards and enforcement risk from country to country. Legislation and regulation in the European Union and some EU member states require companies to give specific types of notice and in some cases seek consent from consumers before using their data for certain purposes, including some marketing activities. In the majority of EU member countries, consent must be obtained prior to setting cookies or other tracking technologies. Outside of the European Union, there are many countries with data protections laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations as we continue our international expansion. We may need to change and limit the way we use consumer information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.

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
Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of consumer information, including consumers' personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these breaches of security occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, any party who is able to illicitly obtain a subscriber's password could access the subscriber's transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and operating results. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.
Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales tax taxes on Internet revenue. We cannot predict the effect of current attempts to impose sales, income or other taxes on e-commerce. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the

Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, commercial activity, VAT or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.
We do not collect sales and use, commercial activity, VAT or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, VAT and similar tax laws and rates vary greatly by jurisdiction. Several states have presented us with tax assessments, alleging that we are required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, not including taxes allegedly owed for periods subsequent to such assessments or interest and penalties after the date we last received such assessments, is approximately $12.9 million. While we do not believe that we are obligated to collect and remit such taxes and intend to vigorously defend our position, we cannot be sure of the outcome of our discussions and/or appeals with these states. In the event of an adverse outcome, we could face assessments for additional time periods since the last assessments we received, plus any additional interest and penalties. We also expect additional jurisdictions may make similar assessments in the future. In addition, in the future we may also decide to engage in activities, such as owning or leasing property, that would require us to pay sales and use, commercial activity, VAT or similar taxes in new jurisdictions. As a result, we may be required to collect such taxes in additional jurisdictions in the future. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition and operating results.
We may expend substantial funds in connection with the tax liabilities that arise upon the settlement of restricted stock units.
We may expend substantial funds to satisfy minimum statutory tax withholding and remittance obligations when we settle a portion of our restricted stock units ("RSUs"). Our RSUs typically vest over a period of five years. On the settlement dates for our RSUs, we currently plan to withhold shares and remit income taxes on behalf of the holders of our RSUs at the applicable minimum statutory rates based on the then current value of the underlying shares of our common stock, which we refer to as a net settlement. In connection with these net settlements, we will withhold and remit the tax liabilities on behalf of the RSU holders to the relevant tax authorities in cash. For example, from the closing of our IPO through December 31, 2015 our tax obligation was approximately $47.1 million in the aggregate.
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

Risks Related to Ownership of our Class A Common Stock
Although we do not rely on "controlled company" exemptions from certain corporate governance requirements under the New York Stock Exchange, or NYSE, rules, if we use these exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
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
Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Following the IPO, our Class B common stock was held primarily by our co-founders, other executive officers, directors and their affiliates. Due to optional conversions of Class B common stock into Class A common stock following the IPO, our Class B common stock is currently held primarily by our co-founders and their affiliates. As of December 31, 2015, our co-founders and their affiliates own shares representing approximately 45.5% of the economic interest and 89.1% of the voting power of our outstanding capital stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. For example, these stockholders are able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock. Additionally, holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class B common stock are also entitled to a separate vote in the event we seek to amend our certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely.
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

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;

•	changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in our board of directors or management;

•	sales of large blocks of our Class A common stock, including sales by our executive officers, directors and significant stockholders;

•	lawsuits threatened or filed against us;

•	changes in laws or regulations applicable to our business;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the United States and abroad; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies, including e-commerce companies. Stock prices of many technology companies, including e-commerce companies, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. For example, the securities class action compliant described in Part I, Item 3, Legal Proceedings, of this Annual Report on Form 10-K was filed against us in November 2015. Securities litigation can subject us to substantial costs, divert resources and the attention of management from our business and materially adversely affect our business, financial condition and operating results.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could materially adversely affect our business and results of operations. We will need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.
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

Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
Our corporate headquarters are in Boston, MA, where we currently occupy approximately 381 thousand square feet of office space pursuant to a lease that expires in June 2025. We currently lease a total of approximately 2 million additional square feet of fulfillment center, customer service center and office space in various locations in the United States. Our European headquarters are located in Galway, Ireland, where we lease space in two locations. We also lease additional office space in London, England and Berlin, Germany for our international operations.
Item 3.    Legal Proceedings.
On September 2, 2015, a putative class action complaint was filed against us in the U.S. District Court for the Southern District of New York (Dingee v. Wayfair Inc., et al., Case No. 1:15-cv-06941) by an individual on behalf of himself and on behalf of all other similarly situated individuals (collectively, the "Dingee Plaintiffs"), under sections 10(b) and 20(a) of the Exchange Act related to a drop in stock price that had followed a report issued by Citron Research. On September 3, a second putative class action complaint was filed, asserting nearly identical claims (Jenkins v. Wayfair Inc., et al., Case No. 1:15-cv-06985). On November 2, 2015, the plaintiff in the Dingee action moved to consolidate the two lawsuits, and to designate himself as lead plaintiff in the class action and his attorney as lead counsel for the class. On November 3, plaintiff in the Jenkins action voluntarily dismissed his complaint. As a result, only the Dingee action remains pending. On November 13, 2015, the court appointed Dingee as lead plaintiff. On January 11, 2016, Dingee filed an amended complaint along with a second named plaintiff, Michael Lamp. The Dingee Plaintiff’s complaint seeks class certification, damages in an unspecified amount, and attorney’s fees and costs. We intend to defend the lawsuit vigorously.
On February 2, 2016, a putative class action complaint was filed against us in the U.S. District Court for the Central District of California (Carson, et al., v. Wayfair Inc., Case No. 2:16-cv-00716) by two individuals on behalf of themselves and on behalf of all other similarly situated individuals (collectively, the "Carson Plaintiffs"). The complaint alleges that Wayfair engaged in a deceptive marketing campaign in which we advertised certain “original” or “regular” retail prices, which the Carson Plaintiffs allege were false. The Carson Plaintiffs’ complaint seeks injunctive relief, attorney’s fees, punitive damages and damages. We intend to defend the lawsuit vigorously.
From time to time we are involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently believe that the outcome of any of these other legal matters will have a material adverse effect on our results of operation or financial condition. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations. In addition, we may also find ourselves at greater risk to outside party claims as we increase our operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear.
For additional information regarding our legal proceedings, see Note 7 to our Consolidated Financial Statements, Commitments and Contingencies, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Certain Information Regarding the Trading of Our Common Stock
Our Class A common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "W" on October 2, 2014. Prior to that time, there was no public market for our Class A common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our Class A common stock as reported on the NYSE.

	Sales Price
	High	Low
2014
October 2 through December 31	$39.43	$16.74
2015
First Quarter	$34.10	$18.12
Second Quarter	$39.43	$27.36
Third Quarter	$56.84	$31.17
Fourth Quarter	$50.00	$32.56
Holders of Our Common Stock
As of January 31, 2016, there were 15 holders of record of shares of our Class A common stock and 597 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than this numbers of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
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
Prior to our IPO and related corporate reorganization, we operated as a limited liability company and made tax distributions to our then-current stockholders to the extent we have had taxable net income attributable to them. In March 2014 and October 2014, we distributed cash dividends to our Series A preferred stockholders in the aggregate amount of $39.5 million as further described in Note 10, Stockholders' Equity (Deficit), to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding our equity compensation plans and securities authorized for issuance thereunder is set forth under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
During the three months ended December 31, 2015, we issued 248,120 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities were pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.

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
Issuer Purchases of Equity Securities
None

Item 6.    Selected Consolidated Financial Data
The selected consolidated financial and other data should be read in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data. You should read the following selected consolidated financial data below in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, related notes and other financial information included in this Annual Report on Form 10-K. The following consolidated statements of operations data for the fiscal years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The following consolidated balance sheet data as of December 31, 2013 and the consolidated statements of operations data for the fiscal year ended December 31, 2012 is derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The following consolidated balance sheet data as of December 31, 2012 is derived from the audited consolidated financial statements of Wayfair LLC that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations:
Net revenue	$2,249,885	$1,318,951	$915,843	$601,028
Cost of goods sold (1)	1,709,161	1,007,853	691,602	455,879
Gross profit	540,724	311,098	224,241	145,149
Operating expenses:
Customer service and merchant fees (1)	81,230	55,804	35,500	25,730
Advertising	278,224	191,284	108,469	65,504
Merchandising, marketing and sales (1)	106,149	80,113	33,506	22,136
Operations, technology, general and administrative (1)	155,580	130,701	62,246	52,961
Amortization of acquired intangible assets	891	980	539	212
Total operating expenses	622,074	458,882	240,260	166,543
Loss from operations	(81,350)	(147,784)	(16,019)	(21,394)
Interest income, net	1,284	350	245	234
Other income (expense), net	2,718	(489)	294	155
Loss before income taxes	(77,348)	(147,923)	(15,480)	(21,005)
Provision for income taxes	95	175	46	50
Net loss	(77,443)	(148,098)	(15,526)	(21,055)
Accretion of convertible redeemable preferred units	—	(2,071)	(25,388)	(12,154)
Net loss attributable to common unit holders	$(77,443)	$(150,169)	$(40,914)	$(33,209)
Net loss attributable to common unit holders per unit—basic and diluted	$(0.92)	$(2.97)	$(0.99)	$(0.80)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	83,726	50,642	41,332	41,272

(1)	Includes equity based compensation and related taxes as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012
Cost of goods sold	$280	$369	$—	$—
Customer service and merchant fees	1,007	2,265	—	—
Merchandising, marketing and sales	15,436	28,514	—	—
Operations, technology, general and administrative	16,252	32,096	—	—
	$32,975	$63,244	$—	$—

	December 31,
	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$386,071	$415,859	$115,308	$100,878
Working capital	95,297	254,276	18,118	42,031
Total assets	694,581	555,523	196,300	163,577
Deferred revenue	50,884	26,784	13,397	12,282
Convertible redeemable preferred units	—	—	241,186	215,798
Total stockholders' equity (deficit)	242,545	305,539	(191,178)	(151,130)
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those included in the Special Note Regarding Forward Looking Statements and Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview
Through our e-commerce business model, we offer visually inspiring browsing, compelling merchandising, easy product discovery and attractive prices for over seven million products from over 7,000 suppliers across five distinct brands—Wayfair.com, Joss & Main, AllModern, DwellStudio and Birch Lane. We have built one of the largest online selections of furniture, décor, decorative accents, housewares, seasonal décor and other home goods.
We founded our company in May 2002 and have since delivered over 26 million orders. From 2003 to 2011, we grew our net revenue organically from $7.7 million to $517.3 million, representing a 69.2% CAGR. In late 2011, we made the strategic decision to close and permanently redirect over 240 of our niche websites into Wayfair.com to create a one-stop shop for furniture, décor, decorative accents, housewares, seasonal décor and other home goods and to build brand awareness, drive customer loyalty and increase repeat purchasing. We also changed our name from CSN Stores LLC to Wayfair LLC.
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
Until late 2012, we were primarily focused on growing our U.S. business. In 2012, we began laying the groundwork for expanding our international business by building our international infrastructure, developing deeper country-specific knowledge, building international supplier networks and establishing our brand presence in select international regions. We currently deliver products to customers in a number of countries, including the United States, the United Kingdom, Canada, and Germany. In the year ended December 31, 2015, we generated net revenue outside of the U.S. of $114.4 million or 5.1% of our total net revenue.
In the year ended December 31, 2015, we generated net revenue of $2.2 billion, up 70.6% over the year ended December 31, 2014. Our net revenue in the year ended December 31, 2015 included $2.0 billion from Direct Retail, which we define as sales generated primarily through the sites of our five brands and $0.2 billion from Other, which we define as net revenue generated primarily online through third parties, which we refer to as our retail partners and net revenue from third-party advertisers. In the year ended December 31, 2015, we generated a net loss of $(77.4) million and Adjusted EBITDA of $(15.9) million, decreases of $70.7 million and $46.6 million, respectively, over the year ended December 31, 2014. Our net loss and Adjusted EBITDA results were driven primarily by our investment in advertising in the year ended December 31, 2015. Refer to Key Financial and Operating Metrics below for further discussion of Adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool and the reconciliation of Adjusted EBITDA to net loss, the most directly comparable generally accepted accounting principle ("GAAP") financial measure.
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
The consolidated financial statements and other disclosures contained in this Annual Report on Form 10-K are those of Wayfair Inc. Prior to our IPO, Wayfair LLC was the principal operating entity. In connection with the IPO, Wayfair LLC completed a corporate reorganization pursuant to which Wayfair LLC became a wholly-owned subsidiary of Wayfair Inc. For additional information regarding our corporate reorganization and how it is accounted for in the consolidated financial statements and other disclosures contained in this Annual Report on Form 10-K, see Note 1 to our Consolidated Financial Statements, Basis of Presentation, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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
We use the following metrics to assess the near-term and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Year Ended December 31,
	2015	2014	2013
Consolidated Financial Metrics
Net Revenue	$2,249,885	$1,318,951	$915,843
Adjusted EBITDA	$(15,929)	$(62,537)	$(2,928)
Free Cash Flow	$72,937	$(41,860)	$18,634
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$2,040,238	$1,101,686	$673,446
Active Customers	5,360	3,217	2,092
LTM Net Revenue Per Active Customer	$381	$342	$322
Orders Delivered	9,170	5,237	3,314
Average Order Value	$222	$210	$204

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
We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

•	Adjusted EBITDA does not reflect equity based compensation and related taxes as well as the compensation charge associated with a tender offer we completed in April 2014;

•	Adjusted EBITDA does not reflect changes in our working capital;

•	Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Reconciliation of Adjusted EBITDA
Net loss	$(77,443)	$(148,098)	$(15,526)
Depreciation and amortization	32,446	22,003	13,091
Equity based compensation and related taxes	32,975	63,244	—
Interest (income), net	(1,284)	(350)	(245)
Other (income) expense, net	(2,718)	489	(294)
Taxes	95	175	46
Adjusted EBITDA	$(15,929)	$(62,537)	$(2,928)

Free Cash Flow
To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this Annual Report on Form 10-K free cash flow, a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used to purchase property and equipment including leasehold improvements and site and software development costs. We have provided a reconciliation below of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure.
We have included free cash flow in this Annual Report on Form 10-K, because it is an important indicator of our business performance as it measures the amount of cash we generate. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.
Free cash flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. There are limitations to using non-GAAP financial measures, including that other companies, including companies in our industry, may calculate free cash flow differently. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, capital expenditures and our other GAAP results.

The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$135,121	$4,125	$34,413
Purchase of property and equipment	(44,648)	(31,855)	(6,739)
Site and software development costs	(17,536)	(14,130)	(9,040)
Free cash flow	$72,937	$(41,860)	$18,634

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
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part I, Item 1A, Risk Factors.
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
Revenue Growth Through Mobile Platform
Mobile is an increasingly important part of our business. We launched our mobile applications for Joss & Main in 2012, Wayfair.com in 2014, and AllModern in 2015, and all of our sites are mobile-optimized. Due to the relative newness of smartphones, tablets, and mobile shopping in general, we do not know if this increase in mobile use will continue.
Investment in Growth
We have aggressively invested in the growth of our business and this investment will continue. We anticipate that our operating expenses will increase substantially as we continue to increase our advertising spending, hire additional personnel primarily in merchandising, technology, operations, customer service and general and administrative functions and continue to develop features on our sites. We have continued to increase our office space to accommodate the anticipated growth of our headcount in our corporate headquarters and have expanded our warehouse space. These investments are expected to continue to generate losses near term and yield returns in the long term, but there is no guarantee that we will be able to realize the return on our investments.
Net Revenue
Net revenue consists primarily of sales of product from our sites and through the sites of our online retail partners and includes related shipping fees. We deduct cash discounts, allowances and estimated returns from gross revenue to determine net revenue. We recognize product revenue upon delivery to our customers. Net revenue is primarily driven by growth of new and active customers and the frequency with which customers purchase. The products offered on our sites are primarily fulfilled with product we ship to our customers directly from our suppliers and, to a lesser extent, from our fulfillment centers.
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
We earn rebates on our incentive programs with our suppliers. These rebates are earned upon shipment of goods. Amounts due from suppliers as a result of these rebate programs are included as a receivable and are reflected as a reduction of cost of goods sold on the consolidated statements of operations. We expect cost of goods sold expenses to remain relatively stable as a percentage of net revenue but some fluctuations are expected due to the wide variety of products we sell.
Customer Service and Merchant Fees
Customer service and merchant fees consist of labor-related costs including equity-based compensation of our employees involved in customer service activities and merchant processing fees associated with customer payments made by credit cards. Increases in our customer service and merchant fees are driven by the growth in our revenue and are expected to remain relatively consistent as a percentage of revenue.

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
Interest Income, Net
Interest income, net consists primarily of interest earned on cash, cash equivalents and short-term and long-term investments held by us.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency gains (losses), and in the year ended December 31, 2015, a $3.0 million gain related to the sale of our Australian operations.

Results of Consolidated Operations (in thousands)

	Year Ended December 31,
	2015	2014	2013

	(in thousands, except per share data)
Consolidated Statements of Operations:
Net revenue	$2,249,885	$1,318,951	$915,843
Cost of goods sold (1)	1,709,161	1,007,853	691,602
Gross profit	540,724	311,098	224,241
Operating expenses:
Customer service and merchant fees (1)	81,230	55,804	35,500
Advertising	278,224	191,284	108,469
Merchandising, marketing and sales (1)	106,149	80,113	33,506
Operations, technology, general and administrative (1)	155,580	130,701	62,246
Amortization of acquired intangible assets	891	980	539
Total operating expenses	622,074	458,882	240,260
Loss from operations	(81,350)	(147,784)	(16,019)
Interest income, net	1,284	350	245
Other income (expense), net	2,718	(489)	294
Loss before income taxes	(77,348)	(147,923)	(15,480)
Provision for income taxes	95	175	46
Net loss	(77,443)	(148,098)	(15,526)
Accretion of convertible redeemable preferred units	—	(2,071)	(25,388)
Net loss attributable to common stockholders	$(77,443)	$(150,169)	$(40,914)
Net loss attributable to common stockholders per share, basic and diluted	$(0.92)	$(2.97)	$(0.99)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	83,726	50,642	41,332

(1)	Includes equity based compensation and related taxes as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of goods sold	$280	$369	$—
Customer service and merchant fees	1,007	2,265	—
Merchandising, marketing and sales	15,436	28,514	—
Operations, technology, general and administrative	16,252	32,096	—
	$32,975	$63,244	$—
Comparison of the year ended December 31, 2015 and 2014
Net revenue

	Year Ended December 31,
	2015	2014	% Change
Direct Retail	$2,040,238	$1,101,686	85.2%
Other	209,647	217,265	(3.5)
Net revenue	$2,249,885	$1,318,951	70.6%

In 2015, net revenue increased by $930.9 million, or 70.6% compared to 2014, primarily as a result of an increase in Direct Retail net revenue, partially offset by the 3.5% decrease in Other revenue. In 2015, Direct Retail net revenue increased by $938.6 million, or 85.2% compared to 2014. The increase in Direct Retail net revenue was primarily due to sales to a larger customer base, as the number of active customers increased 66.6% in 2015 compared to the number of active customers in 2014. Additionally, LTM net revenue per active customer increased 11.4% in 2015 compared with 2014. The decrease in Other revenue was primarily due to decreased sales through our retail partners.
Cost of Goods Sold

	Year Ended December 31,
	2015	2014	% Change
Cost of goods sold	$1,709,161	$1,007,853	69.6%
As a percentage of net revenue	76.0%	76.4%
In 2015, costs of goods sold increased by $701.3 million, or 69.6%, compared to 2014. Of the increase in cost of goods sold, $573.5 million was due to the increase in products sold to a larger customer base. In addition, shipping and fulfillment costs increased $127.8 million as a result of the increase in products sold during the period. Costs of goods sold as a percentage of net revenue decreased the year ended December 31, 2015 compared to the year ended December 31, 2014 as a result of changes in the mix of the products sold and shipping costs.
Operating Expenses

	Year Ended December 31,
	2015	2014	% Change
Customer service and merchant fees (1)	$81,230	$55,804	45.6%
Advertising	278,224	191,284	45.5
Merchandising, marketing and sales (1)	106,149	80,113	32.5
Operations, technology, general and administrative (1)	155,580	130,701	19.0
Amortization of acquired intangible assets	891	980	(9.1)
Total operating expenses	$622,074	$458,882	35.6%
As a percentage of net revenue
Customer service and merchant fees	3.6%	4.2%
Advertising	12.4%	14.5%
Merchandising, marketing and sales	4.7%	6.1%
Operations, technology, general and administrative	6.9%	9.9%
Amortization of acquired intangible assets	—%	0.1%
	27.6%	34.8%

(1)	Excluding equity based compensation and related taxes as follows:

Customer service and merchant fees	3.6%	4.1%
Merchandising, marketing and sales	4.0%	3.9%
Operations, technology, general and administrative	6.2%	7.5%
Excluding the impact of equity based compensation and related taxes of $1.0 million and $2.3 million recorded in 2015 and 2014, respectively, customer service costs and merchant processing fees increased by $26.7 million from $53.5 million in 2014 to $80.2 million in 2015 primarily due to the increase in net revenue during 2015. Our advertising expenses increased by $86.9 million from $191.3 million in 2014 to $278.2 million in 2015, primarily as a result of an increase in television and online advertising. Excluding the impact of equity based compensation and related taxes of $15.4 million and $28.5 million recorded in 2015 and 2014, respectively, merchandising, marketing and sales expenses increased by $39.1 million from $51.6 million in 2014 to $90.7 million in 2015. The increase in merchandising, marketing and sales expenses was due to an increase in headcount primarily to grow and retain our customer base.

Excluding the impact of equity based compensation and related taxes of $16.3 million and $32.1 million recorded in 2015 and 2014, respectively, operations, technology, general and administrative expense increased by $40.7 million from $98.6 million in 2014 to $139.3 million in 2015. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, depreciation and amortization and costs related to operating as a public company.
In 2015, amortization of purchased intangible assets decreased by $0.1 million, or 9.1%, compared to 2014.
Comparison of years ended December 31, 2014 and 2013
Net revenue

	Year ended December 31,
	2014	2013	% Change
Direct Retail	$1,101,686	$673,446	63.6%
Other	217,265	242,397	(10.4)%
Net revenue	$1,318,951	$915,843	44.0%
In 2014, net revenue increased by $403.1 million, or 44.0% compared to 2013 primarily as a result of increase in Direct Retail net revenue. In 2014, Direct Retail net revenue increased by $428.2 million, or 63.6% compared to 2013. The increase in Direct Retail net revenue was primarily due to sales to a larger customer base, as the number of active customers increased 53.8% in 2014 compared to the number of active customers in 2013. Additionally, LTM net revenue per active customer increased 6.2% in 2014 compared with 2013. The increase in Other revenue was primarily due to increased sales through our existing and new retail partners.
Cost of Goods Sold

	Year ended December 31,
	2014	2013	% Change
Cost of goods sold	$1,007,853	$691,602	45.7%
As a percentage of net revenue	76.4%	75.5%
In 2014, costs of goods sold increased by $316.3 million, or 45.7%, compared to 2013 primarily due to the 44% increase in sales of products. Of the increase in cost of goods sold, $249.9 million was due to the increase in products sold to a larger customer base. In addition, shipping and fulfillment costs increased $66.4 million as a result of the increase in products sold during the period. Costs of goods sold as a percentage of net revenue increased in the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of changes in product mix and more favorable customer return and free shipping policies.

Operating expenses

	Year Ended December 31,
	2014	2013	% Change
Customer service and merchant fees (1)	$55,804	$35,500	57.2%
Advertising	191,284	108,469	76.3%
Merchandising, marketing and sales (1)	80,113	33,506	139.1%
Operations, technology, general and administrative (1)	130,701	62,246	110.0%
Amortization of acquired intangible assets	980	539	81.8%
Total operating expenses	$458,882	$240,260	91.0%
As a percentage of net revenue
Customer service and merchant fees	4.2%	3.9%
Advertising	14.5%	11.7%
Merchandising, marketing and sales	6.1%	3.7%
Operations, technology, general and administrative	9.9%	6.8%
Amortization of acquired intangible assets	0.1%	0.1%
	34.8%	26.2%

(1)	Excluding equity based compensation and related taxes as follows:

Customer service and merchant fees	4.1%	3.9%
Merchandising, marketing and sales	3.9%	3.7%
Operations, technology, general and administrative	7.5%	6.8%
 Excluding the impact of equity based compensation and related taxes of $2.3 million recorded in 2014, customer service costs and merchant processing fees increased by $18.0 million from $35.5 million in 2013 to $53.5 million primarily due to the increase in sales of products during 2014. Our advertising expenses increased by $82.8 million from $108.5 million in 2013 to $191.3 million in 2014, primarily as a result of an increase in television and online advertising. Excluding the impact of equity based compensation and related taxes of $28.5 million recorded in 2014, merchandising, marketing and sales expenses increased by $18.1 million from $33.5 million in 2013 to $51.6 million. The increase in merchandising, marketing and sales expenses was due to an increase in headcount primarily to grow and retain our customer base.
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
Unaudited Quarterly Results of Operations and Other Financial and Operations Data
The following tables set forth selected unaudited quarterly results of operations and other financial and operations data for the eight quarters ended December 31, 2015, as well as the percentage that each line item represents of net revenue. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and in the opinion of management, reflects all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

	(in thousands, except per share data)
Consolidated Statements of Operations:
Net revenue	$278,707	$295,437	$336,188	$408,619	$424,371	$491,752	$593,972	$739,790
Cost of goods sold(1)	213,500	226,983	257,161	310,209	321,536	370,951	452,586	564,088
Gross profit	65,207	68,454	79,027	98,410	102,835	120,801	141,386	175,702
Operating expenses:
Customer service and merchant fees(1)	10,969	12,113	14,239	18,483	15,978	18,330	21,109	25,813
Advertising	44,204	42,511	49,763	54,806	57,999	61,539	70,711	87,975
Merchandising, marketing and sales(1)	15,171	13,260	13,437	38,245	23,234	23,814	27,083	32,018
Operations, technology, general and administrative(1)	22,769	23,586	25,203	59,143	32,620	36,355	40,912	45,693
Amortization of acquired intangible assets	249	250	249	232	250	236	208	197
Total operating expenses	93,362	91,720	102,891	170,909	130,081	140,274	160,023	191,696
Loss from operations	(28,155)	(23,266)	(23,864)	(72,499)	(27,246)	(19,473)	(18,637)	(15,994)
Interest income, net	56	77	89	128	264	308	325	387
Other (expense) income, net	88	(184)	(309)	(84)	(108)	(96)	2,746	176
Loss before income taxes	(28,011)	(23,373)	(24,084)	(72,455)	(27,090)	(19,261)	(15,566)	(15,431)
Provision for income taxes	15	2	59	99	46	73	(88)	64
Net loss	(28,026)	(23,375)	(24,143)	(72,554)	(27,136)	(19,334)	(15,478)	(15,495)
Accretion of convertible redeemable preferred units	(7,150)	(4,605)	(4,748)	14,432	—	—	—	—
Net loss attributable to common stockholders	$(35,176)	$(27,980)	$(28,891)	$(58,122)	$(27,136)	$(19,334)	$(15,478)	$(15,495)
Net loss attributable to common stockholders per share, basic and diluted	$(0.85)	$(0.69)	$(0.71)	$(0.73)	$(0.33)	$(0.23)	$(0.18)	$(0.18)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	41,144	40,515	40,513	80,078	83,210	83,603	83,886	84,191

(1)	Includes equity based compensation and related taxes as follows:

Cost of goods sold	$—	$—	$—	$369	$71	$79	$96	$34
Customer service and merchant fees	69	184	—	2,012	219	288	236	264
Merchandising, marketing and sales	3,858	196	—	24,460	3,866	3,204	3,414	4,952
Operations, technology, general and administrative	627	594	—	30,875	4,006	3,530	4,239	4,477
	$4,554	$974	$—	$57,716	$8,162	$7,101	$7,985	$9,727

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

	(in thousands, except Average Order Value and LTM Net Revenue Per Active Customer)
Consolidated Financial Metrics
Net Revenue	$278,707	$295,437	$336,188	$408,619	$424,371	$491,752	$593,972	$739,790
Adjusted EBITDA	$(19,403)	$(17,599)	$(18,317)	$(7,218)	$(12,340)	$(4,972)	$(1,445)	$2,828
Free Cash Flow	$(38,506)	$(31,744)	$(22,398)	$50,788	$(51,368)	$10,989	$35,332	$77,984
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$226,000	$243,534	$285,502	$346,650	$369,395	$440,297	$544,971	$685,573
Active Customers	2,409	2,635	2,858	3,217	3,597	4,044	4,591	5,360
LTM Net Revenue Per Active Customer	$323	$332	$342	$342	$346	$357	$371	$381
Orders Delivered	1,138	1,084	1,314	1,701	1,797	1,959	2,323	3,091
Average Order Value	$199	$225	$217	$204	$206	$225	$235	$222
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net loss	$(28,026)	$(23,375)	$(24,143)	$(72,554)	$(27,136)	$(19,334)	$(15,478)	$(15,495)
Depreciation and amortization	4,198	4,693	5,547	7,565	6,744	7,400	9,207	9,095
Equity based compensation	4,554	974	—	57,716	8,162	7,101	7,985	9,727
Interest income, net	(56)	(77)	(89)	(128)	(264)	(308)	(325)	(387)
Other (expense) income, net	(88)	184	309	84	108	96	(2,746)	(176)
Taxes	15	2	59	99	46	73	(88)	64
Adjusted EBITDA	$(19,403)	$(17,599)	$(18,317)	$(7,218)	$(12,340)	$(4,972)	$(1,445)	$2,828
The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net cash provided by operating activities, net of acquisition	$(24,432)	$(15,339)	$(11,066)	$54,962	$(35,202)	$28,453	$51,504	$90,366
Purchase of property, equipment, and leasehold improvements	(11,357)	(12,974)	(6,837)	(687)	(12,051)	(13,153)	(11,491)	(7,953)
Site and software development costs	(2,717)	(3,431)	(4,495)	(3,487)	(4,115)	(4,311)	(4,681)	(4,429)
Free cash flow	$(38,506)	$(31,744)	$(22,398)	$50,788	$(51,368)	$10,989	$35,332	$77,984

Liquidity and Capital Resources
Sources of Liquidity

	December 31,
	2015	2014

	(in thousands)
Cash and cash equivalents	$334,176	$355,859
Short-term investments	51,895	60,000
Accounts receivable, net	9,906	5,949
Long-term investments	79,883	—
Working capital	95,297	254,276
Historical Cash Flows

	Year Ended December 31,
	2015	2014	2013

	(in thousands)
Net loss	(77,443)	(148,098)	(15,526)
Net cash provided by operating activities	135,121	4,125	34,413
Net cash used in investing activities	(137,728)	(55,435)	(46,991)
Net cash (used in) provided by financing activities	(18,616)	341,150	—
Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through cash flows generated by operations and, since 2011, also through private sales of convertible redeemable preferred stock and sales of common stock in connection with our IPO. Since inception through December 31, 2015, we have raised a total of approximately $646.0 million from the sale of preferred stock and common stock, net of costs and expenses associated with such financings, or approximately $453.8 million, net of repurchases of our securities and dividends paid to Series A redeemable convertible preferred stockholders.
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
We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements. Capital expenditures were 2.8% of net revenue for the year ended December 31, 2015, and related primarily to additional capacity to support our supply chain infrastructure, including warehouses and our distribution network, investments in our technology and operational platform, including our mobile platform, and additional resources required to establish and expand our international operations. We expect capital expenditures to be approximately 3.0% to 4.0% of net revenues in 2016. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Part I, Item 1A, Risk Factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
Operating Activities
Cash provided by operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, equity-based compensation, and certain other non-cash expenses, as well as the effect of changes in working capital and other activities.

Cash provided by operating activities in the year ended December 31, 2015 was $135.1 million and was driven primarily by cash provided by operating assets and liabilities of $149.1 million, certain non-cash items including depreciation and amortization expense of $32.4 million, equity based compensation of $31.0 million, and other non-cash items of $3.0 million, partially offset by net loss of $77.4 million and gain on sale of our Australian business of $3.0 million. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net loss.
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
Cash provided by operating activities in the year ended December 31, 2013 was $34.4 million and was driven by a net loss of $15.5 million, adjusted for certain non-cash items including depreciation and amortization expense of $13.1 million and other non-cash items of $0.1 million offset by cash provided by operating assets and liabilities of $36.7 million.
Investing Activities
Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, investment in our sites and software development, purchases and disposal of short-term and long-term investments, leasehold improvements for our facilities and acquisitions of businesses.
Cash used in investing activities in the year ended December 31, 2015 was $137.7 million and was primarily driven by purchases of short-term and long-term investments of $207.3 million, property and equipment of purchases of property and equipment of $44.6 million, site and software development costs of $17.5 million, other net investing activities of $4.8 million, partially offset by sale and maturities of short-term investments of $133.6 million and cash received from the sale of a business (net of cash sold) of $2.9 million.
Cash used in investing activities in the year ended December 31, 2014 was $55.4 million and was primarily driven by net purchases of short-term investments of $10.0 million, purchases of property and equipment of $31.9 million, site and software development costs of $14.1 million partially offset by net decrease in restricted cash of $0.5 million.
Cash used in investing activities in the year ended December 31, 2013 was $47.0 million and was driven by net purchases of short-term investments of $27.0 million, purchases of property and equipment of $6.7 million, cash paid for the acquisition of DwellStudio of $3.7 million, site and software development costs of $9.0 million and other net investing activities of $0.5 million.
Financing Activities
Cash used in financing activities in the year ended December 31, 2015 was $18.6 million and was primarily due to statutory minimum taxes paid related to net share settlement of equity awards of $19.1 million, partially offset by net proceeds from exercise of stock options of $0.5 million.
Cash provided by financing activities in the year ended December 31, 2014 was $341.2 million and was primarily due to net proceeds from the IPO of $282.9 million, issuance of Series B convertible redeemable preferred units of $154.8 million partially offset by the dividend distribution to our Series A preferred unit holders of $39.5 million, the repurchase of our securities and our 2014 tender offer of $29.0 million and statutory minimum taxes paid related to net share settlement of equity awards of $28.0 million.
There were no financing activities in the year ended December 31, 2013.
Credit Agreement
For information regarding our credit agreement, see Note 13, Credit Agreement, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Consolidated Financial Statements, of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2015:

	Payment Due by Period
	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Lease Obligations	$21,131	$56,857	$53,503	$109,071	$240,562
We lease office space under non-cancelable leases. These leases expire at various dates through 2028 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. We recognize rent expense on a straight-line basis over the lease periods.
Critical Accounting Policies
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, net revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Consolidated Financial Statements, of this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.
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

Stock-Based Compensation
In 2010, the Company established an equity incentive plan and, in 2011, the plan was amended and restated as the Wayfair LLC Amended and Restated 2010 Common Unit Plan (the “2010 Plan”). The 2010 Plan was administered by the board of directors of Wayfair LLC and provided for the issuance of common option units, restricted common units (all common units), and deferred units, which currently represent Class A or Class B common stock of the Company. We issue equity awards to employees and non-employees, generally in the form of common stock options, common stock and restricted stock units ("RSUs"). We account for equity awards to our employees in accordance with Financial Accounting Standards Board, or FASB, Accounting Standard Codification Topic 718, Compensation—Stock Compensation, or ASC 718, which requires all equity-based payments to employees, including grants of employee options and restricted stock units and modifications to existing options and restricted stock units, to be recognized in the consolidated statements of operations and comprehensive loss based on their grant date fair values. We account for equity awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of an award to non-employees be remeasured at fair value as the award vests. All equity awards granted prior to the IPO were subject to two vesting triggers: a service period (typically five years) and a performance condition (a liquidity event in the form of either a change of control or an initial public offering, each as defined in the Amended Plan). Employees were able to retain provisionally vested stock options and shares upon departure. We determined that a liquidity event was not probable until the closing of our IPO on October 7, 2014, and as such, no expense was recognized until that date. After the IPO awards for employees still providing service will continue to vest over the remaining service period. In the fourth quarter of 2014 we recorded $57.7 million of equity based compensation and related employer taxes; the service period for the majority of this expense was satisfied prior to the IPO. Since April 2011, we have only granted restricted stock units and have not granted any stock options or restricted stock. Since our IPO, restricted stock unit values are determined based on the quoted market price of our common stock on the date of grant.
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
In connection with the preparation of the financial statements for the year ended December 31, 2013, we undertook a retrospective reassessment of the fair market value of our common stock for certain of our 2013 grants for financial reporting purposes. As part of that reassessment, we determined that the grant date fair values of our May, August and November 2013 grants to be $6.46, $10.88 and $20.87, respectively. Our fair value previously determined at various valuation dates increased substantially in 2013 and there was no particular transaction or event that caused this increase. The grants made in May, August and November 2013 were between the dates when we performed our valuations. Accordingly, we calculated grant date fair value for these grants on a linear basis between each valuation date and believe it to be a reasonable method. Similarly, in connection with the preparation of the financial statements for the quarter ended September 30, 2014, we undertook a retrospective reassessment of the fair market value of our common stock for our grants made in September 2014 to be equal to our October 2, 2014 IPO price of $29.00.
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

Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Consolidated Financial Statements, of this Annual Report on Form 10-K.
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
Interest Rate Sensitivity
Cash and cash equivalents and short-term and long-term investments were held primarily in cash deposits, certificates of deposit, money market funds, and corporate debt. The fair value of our cash, cash equivalents and short-term and long-term investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on the revolving line of credit incurred pursuant to the credit agreement described above would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, and Euro. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Wayfair Inc.
We have audited the accompanying consolidated balance sheets of Wayfair Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayfair Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wayfair Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 29, 2016

WAYFAIR INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$334,176	$355,859
Short-term investments	51,895	60,000
Accounts receivable, net of allowance of $2,767 and $2,545 at December 31, 2015 and December 31, 2014, respectively	9,906	5,949
Inventories	19,900	19,798
Prepaid expenses and other current assets	76,446	45,262
Total current assets	492,323	486,868
Property and equipment, net	112,325	60,639
Goodwill and intangible assets, net	3,702	6,478
Long-term investments	79,883	—
Other noncurrent assets	6,348	1,538
Total assets	$694,581	$555,523
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$270,913	$147,873
Accrued expenses	51,560	42,335
Deferred revenue	50,884	26,784
Other current liabilities	23,669	15,600
Total current liabilities	397,026	232,592
Other liabilities	55,010	17,392
Total liabilities	452,036	249,984
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at December 31, 2015 and December 31, 2014	—	—
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 45,814,237 and 37,002,874 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	46	37
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 38,496,562 and 46,179,192 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	38	46
Additional paid-in capital	378,162	363,944
Accumulated deficit	(135,565)	(58,122)
Accumulated other comprehensive loss	(136)	(366)
Total stockholders’ equity	242,545	305,539
Total liabilities and stockholders’ equity	$694,581	$555,523

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net revenue	$2,249,885	$1,318,951	$915,843
Cost of goods sold	1,709,161	1,007,853	691,602
Gross profit	540,724	311,098	224,241
Operating expenses:
Customer service and merchant fees	81,230	55,804	35,500
Advertising	278,224	191,284	108,469
Merchandising, marketing and sales	106,149	80,113	33,506
Operations, technology, general and administrative	155,580	130,701	62,246
Amortization of acquired intangible assets	891	980	539
Total operating expenses	622,074	458,882	240,260
Loss from operations	(81,350)	(147,784)	(16,019)
Interest income, net	1,284	350	245
Other income (expense), net	2,718	(489)	294
Loss before income taxes	(77,348)	(147,923)	(15,480)
Provision for income taxes	95	175	46
Net loss	(77,443)	(148,098)	(15,526)
Accretion of convertible redeemable preferred units	—	(2,071)	(25,388)
Net loss attributable to common stockholders	$(77,443)	$(150,169)	$(40,914)
Net loss attributable to common stockholders per share, basic and diluted	$(0.92)	$(2.97)	$(0.99)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	83,726	50,642	41,332

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(77,443)	$(148,098)	$(15,526)
Other comprehensive loss:
Foreign currency translation adjustments	532	(38)	(390)
Net unrealized loss on available-for-sale investments	(302)	—	—
Comprehensive loss	$(77,213)	$(148,136)	$(15,916)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Series A Convertible Redeemable Preferred Units	Series A Convertible Redeemable Members' Equity	Series B Convertible Redeemable Preferred Units	Series B Convertible Redeemable Members' Equity		Class A and Class B Common Stock
					Common Units	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
Balance at December 31, 2012	21,552	$215,798	—	$—	44,819	—	$—	$—	$(151,192)	$62	$(151,130)
Net loss	—	—	—	—	—	—	—	—	(15,526)	—	(15,526)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(390)	(390)
Accretion of Series A convertible redeemable preferred units	—	25,388	—	—	—	—	—	—	(25,388)	—	(25,388)
Forfeiture of unvested units	—	—	—	—	(56)	—	—	—	—	—	—
Equity issued as part of acquisition, net	—	—	—	—	141	—	—	—	1,194	—	1,194
Equity compensation expense	—	—	—	—	—	—	—	—	62	—	62
Balance at December 31, 2013	21,552	241,186	—	—	44,904	—	—	—	(190,850)	(328)	(191,178)
Net loss	—	—	—	—	—	—	—	—	(148,098)	—	(148,098)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(38)	(38)
Issuance of Series B convertible redeemable preferred units, net of issuance costs	—	—	5,995	154,774	—	—	—	—	—	—	—
Accretion of convertible redeemable preferred units	—	14,417	—	2,455	—	—	—	—	(16,872)	—	(16,872)
Reduction of carrying value of convertible redeemable preferred stock	—	(14,801)	—	—	—	—	—	—	14,801	—	14,801
Conversion of convertible redeemable preferred stock to common stock	(21,552)	(201,286)	(5,995)	(157,229)	—	27,547	28	358,487	—	—	358,515
Conversion from LLC to Corporation	—	—	—	—	(44,904)	44,904	44	(306,229)	306,185	—	—
Issuance of Class A common stock—net of issuance costs	—	—	—	—	—	10,500	10	282,883	—	—	282,893
Forfeiture of unvested units	—	—	—	—	—	(104)	—	—	—	—	—
Repurchase of vested common units	—	—	—	—	—	(203)	—	—	—	—	—
Dividends paid to Series A convertible redeemable preferred unitholders	—	(39,516)	—	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	157	—	12	—	—	12
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	2,199	2	—	—	—	2
Shares withheld related to net settlement of RSUs	—	—	—	—	—	(918)	(1)	(27,985)	—	—	(27,986)
Repurchase of common units	—	—	—	—	—	(896)	—	—	(23,500)	—	(23,500)
Return of equity held in escrow as part of acquisition	—	—	—	—	—	(4)	—	—	(49)	—	(49)
Equity compensation expense	—	—	—	—	—	—	—	56,776	261	—	57,037
Balance at December 31, 2014	—	—	—	—	—	83,182	83	363,944	(58,122)	(366)	305,539
Net loss	—	—	—	—	—	—	—	—	(77,443)	—	(77,443)
Other comprehensive income	—	—	—	—	—	—	—	—	—	230	230
Exercise of options to purchase common stock	—	—	—	—	—	164	—	495	—	—	495
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	1,515	1	—	—	—	1
Shares withheld related to net settlement of RSUs	—	—	—	—	—	(550)	—	(19,111)	—	—	(19,111)
Equity compensation expense	—	—	—	—	—	—	—	32,834	—	—	32,834
Balance at December 31, 2015	—	$—	—	$—	—	84,311	$84	$378,162	$(135,565)	$(136)	$242,545

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(77,443)	$(148,098)	$(15,526)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	32,446	22,003	13,091
Equity based compensation	31,015	60,809	—
Gain on sale of a business	(2,997)	—	—
Other non-cash adjustments	3,027	570	121
Changes in operating assets and liabilities:
Accounts receivable	(4,033)	1,741	8,112
Inventories	(131)	(4,835)	(6,630)
Prepaid expenses and other current assets	(29,513)	(20,143)	(9,159)
Accounts payable and accrued expenses	135,855	59,521	40,853
Deferred revenue and other liabilities	47,031	32,616	4,195
Other assets	(136)	(59)	(644)
Net cash provided by operating activities	135,121	4,125	34,413

Cash flows from investing activities
Purchase of short-term and long-term investments	(207,303)	(135,000)	(93,000)
Sale and maturities of short-term investments	133,596	125,019	65,998
Purchase of property and equipment	(44,648)	(31,855)	(6,739)
Site and software development costs	(17,536)	(14,130)	(9,040)
Cash received from the sale of a business (net of cash sold)	2,860	—	—
Cash paid for acquisition	—	—	(3,741)
Other investing activities, net	(4,697)	531	(469)
Net cash used in investing activities	(137,728)	(55,435)	(46,991)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(19,111)	(27,985)	—
Net proceeds from exercise of stock options	495	12	—
Net proceeds from issuance of Series B convertible redeemable preferred units	—	154,774	—
Repurchase of common units	—	(23,500)	—
Dividends paid to Series A convertible redeemable preferred holders	—	(39,516)	—
Repurchase of employee equity	—	(5,528)	—
Proceeds from initial public offering, net of fees	—	282,893	—
Net cash (used in) provided by financing activities	(18,616)	341,150	—
Effect of exchange rate changes on cash and cash equivalents	(460)	730	6
Net (decrease) increase in cash and cash equivalents	(21,683)	290,570	(12,572)
Cash and cash equivalents
Beginning of year	355,859	65,289	77,861
End of year	$334,176	$355,859	$65,289

Supplemental disclosure of non-cash investing activities
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$5,258	$7,567	$—
Construction costs capitalized under finance lease obligations	$27,295	$3,960	$—
Issuance of common units in connection with acquisition	$—	$—	$1,194
Supplemental disclosure of non-cash financing activities
Accretion of preferred unit dividends	$—	$2,071	$25,388

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Basis of Presentation
Wayfair Inc. (the “Company”) is an e-commerce business offering visually inspiring browsing, compelling merchandising, easy product discovery and attractive prices for over seven million products from over 7,000 suppliers across five distinct brands— Wayfair.com, Joss & Main, AllModern, DwellStudio, and Birch Lane. In addition to generating net revenue through Direct Retail sales, which includes all sales generated primarily through the Company’s websites, mobile optimized websites, and mobile applications (“sites”), net revenue is also generated through sites operated by third parties and through third party advertising distribution providers that pay the Company based on the number of advertisement related clicks, actions, or impressions for advertisements placed on the Company’s sites.
The consolidated financial statements and other disclosures contained in this Annual Report on Form 10-K are those of the Company. The Company was incorporated as a Delaware corporation on August 8, 2014. Prior to the effectiveness of Wayfair Inc.'s registration statement on Form S-1 related to its initial public offering ("IPO") in October 2014, Wayfair LLC was the principal operating entity. In connection with the IPO of the Company, Wayfair LLC completed a corporate reorganization pursuant to which Wayfair LLC became a wholly-owned subsidiary of the Company, and the holders of equity interests in Wayfair LLC became stockholders of the Company. The Company accounted for this restructuring in accordance with the guidance provided for entities under common ownership because the holders of the equity interests in Wayfair LLC held the same ownership interests in Wayfair Inc. as they did in Wayfair LLC immediately prior to the corporate reorganization. SK Retail, Inc. was the only holder of equity interest in Wayfair LLC with operations. Accordingly, the historical financial statements of SK Retail, Inc. have been combined with the historical financial statements of Wayfair LLC for the periods presented. In addition, all of our outstanding common units of Wayfair LLC were exchanged for, and all of our incentive units converted into, shares of Class B common stock. In addition, all of outstanding preferred units were exchanged for shares of Series A and Series B convertible preferred stock. Immediately prior to the completion of the IPO, all of our outstanding shares of Series A and Series B convertible preferred stock converted into shares of Class B common stock. In connection with this the Company also reclassified members' deficit of $306.2 million, accumulated under Wayfair LLC, to additional paid in capital.
The consolidated statements of operations, comprehensive loss, and cash flows for the year ended December 31, 2015 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2016, or for any other period.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements of Wayfair Inc. include its wholly owned subsidiaries including the accounts of Wayfair LLC and its wholly owned subsidiaries (collectively the "Company" or "Wayfair"). All intercompany accounts and transactions have been eliminated. Below is a summary of the wholly-owned subsidiaries of the Company with operations:

Subsidiary	Location
Wayfair LLC	USA
Wayfair Securities Corporation	USA
SK Retail, Inc.	USA
Wayfair Stores Limited	Republic of Ireland
Wayfair (UK) Limited	United Kingdom
Wayfair GmbH	Germany
Wayfair (BVI) Ltd.	British Virgin Islands

Notes to Consolidated Financial Statements (Continued)

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
Restricted Cash
As of December 31, 2015 and 2014, there was $5.0 million and $0.3 million, respectively, of cash that was restricted from withdrawal and held by banks to guarantee the Company's letters of credit issued principally for certain vendor arrangements and to secure certain property leases, respectively.
Short-Term Investments
Short-term investments consist of certificates of deposits and marketable securities with original maturities of greater than three months and mature in less than twelve months.
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
Marketable Securities
The Company classifies its marketable securities as “available-for-sale” securities. Available-for-sale securities are classified as short term investments and long-term investments on the consolidated balance sheets and are carried at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are recorded, net of taxes, in the “Accumulated other comprehensive loss” caption of the Company’s consolidated balance sheets. Unrealized losses, excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that the Company (i) does not intend to sell and (ii) will not be required to sell below cost are also recorded, net of taxes, in “Accumulated other comprehensive loss.” Further, the Company does not believe it will be required to sell such securities below cost. Therefore, the only other-than-temporary losses the Company records in “Other income, net” in its consolidated statements of operations are related to credit losses. As of December 31, 2015, the Company’s available-for-sale securities consisted of investment securities. The maturities of the Company’s long-term marketable securities generally range from one to three years. As of December 31, 2015, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value.
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

Notes to Consolidated Financial Statements (Continued)

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company measures its cash equivalents and short-term and long-term investments at fair value. The Company classifies its cash equivalents and restricted cash within Level 1 because the Company values these investments using quoted market prices. The fair value of the Company's Level 1 financial assets is based on quoted market prices of the identical underlying security. The Company classifies short-term and long-term investments within Level 2 because unadjusted quoted prices for identical or similar assets in markets are not active. The Company does not have any assets or liabilities classified as Level 3 financial assets. Refer to Note 3, Fair Value Measurements, for additional detail.
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The risk with respect to cash and cash equivalents and short-term and long-term investments is minimized by the Company's policy of investing in financial instruments (i.e., cash equivalents) with near-term maturities issued by highly rated financial institutions. At times, these balances may exceed federally insured limits; however, to date, the Company has not incurred any losses on these investments. As of December 31, 2015 and 2014, the Company had $3.9 million and $2.1 million, respectively, in banks located outside the United States. The risk with respect to accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business.
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
The financial statements of the Company are translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The effects of foreign currency translation are included in other comprehensive loss in the consolidated statements of comprehensive loss. Transaction gains and losses are included in the Company's consolidated statements of operations. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss within total stockholders' equity.

Notes to Consolidated Financial Statements (Continued)

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
Goods In-Transit
Goods in-transit directly from suppliers to customers are recorded in prepaid expenses and other current assets. Risk of loss and the transfer of title from the supplier to the Company occur at freight on board shipping point. As of December 31, 2015 and 2014, goods in-transit amounted to $34.1 million, and $19.6 million, respectively.
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
Total costs capitalized, net of accumulated amortization, totaled $18.1 million and $14.2 million as of December 31, 2015 and 2014, respectively, and are included in property and equipment, net in the accompanying consolidated balance sheets. Amortization expense for the years ended December 31, 2015, 2014 and 2013 were $15.3 million, $9.9 million, and $7.0 million, respectively. Capitalized site and software development costs are included in property and equipment within our consolidated balance sheets.
Goodwill
Goodwill represents the excess of cost over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill is not amortized, but is subject to an annual impairment test, or more frequently as impairment indicators arise.
The Company tests goodwill for impairment at least annually. The Company reviews goodwill for impairment on the last day of its fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. The assessment is performed at the reporting unit level. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is not required. If the qualitative assessment requires the Company to perform the two-step goodwill impairment test to identify potential goodwill impairment, then the first step is to compare the fair value of the reporting unit to the book value including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment.

Notes to Consolidated Financial Statements (Continued)

Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. For the years ended December 31, 2015, 2014 and 2013, no impairment of long-lived assets or identifiable intangibles had been indicated.
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
Advertising Costs
Expenditures for advertising are expensed in the period that the advertising first takes place. Advertising expense amounted to approximately $278.2 million, $191.3 million, and $108.5 million in the years ended December 31, 2015, 2014, and 2013, respectively. Included in prepaid expenses at December 31, 2015 and 2014 are approximately $1.2 million and $0.6 million, respectively, of prepaid advertising costs.

Notes to Consolidated Financial Statements (Continued)

Merchant Processing Fees
Merchant processing fees totaling $46.9 million, $27.6 million, and $19.4 million in the years ended December 31, 2015, 2014, and 2013, respectively, are included in customer service and merchant fees expense in the accompanying consolidated statements of operations. These fees are charged by third parties that provide merchant processing services for credit cards and debit cards.
Retail Partner Fees
The Company sells its products through sites owned and operated by third-party online retailers, or retail partners. The Company pays a fee for sales generated through these sites and records them as merchant processing fees and advertising costs. Retail partner fees included in merchant processing fees are $3.5 million, $4.4 million, and $4.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. Retail partner fees included in advertising costs are $20.2 million, $24.3 million, and $25.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Equity-Based Compensation
The Company accounts for its equity-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all equity-based payments to employees, to be recognized as expense in the statements of operations based on their grant date fair values. The Company has granted stock options, restricted shares and restricted stock units. Since April 2011, the Company has only granted restricted stock units and has not granted any stock options or restricted stock. Restricted stock unit values are determined based on the quoted market price of our Class A common stock on the date of grant. The Company accounts for equity awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of an award to non-employees be remeasured at fair value as the award vests.
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
In connection with the preparation of the financial statements for the year ended December 31, 2013, the Company undertook a retrospective reassessment of the fair market value of its common stock for certain of its 2013 grants for financial reporting purposes. As part of that reassessment, the Company determined that the grant date fair values of its May, August and November 2013 grants to be $6.46, $10.88 and $20.87, respectively. The fair value previously determined at various valuation dates increased substantially in 2013 and there was no particular transaction or event that caused this increase. The grants made in May, August and November 2013 were between the dates when the Company performed its valuation. Accordingly, the Company calculated grant date fair value for these grants on a linear basis between each valuation date and believe it to be a reasonable method. Similarly, in connection with the preparation of the financial statements for the quarter ended September 30, 2014, the Company undertook a retrospective reassessment of the fair market value of our common stock for our grants made in September 2014 to be equal to our October 2, 2014 IPO price of $29.00.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Notes to Consolidated Financial Statements (Continued)

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
Prior to the IPO, the Company's main operating entity had not been subject to U.S. federal income taxes as it was organized as a limited liability company. As such, the taxable income or loss was passed through to and included in the tax returns of the members. The Company was subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries were subject to entity level U.S. and foreign income taxes. As a result of the internal restructuring prior to the IPO, a portion of the Company's income will be subject to U.S. federal, state, local, and foreign income taxes and taxed at the prevailing corporate tax rates.
Net Loss Attributable to Common Stockholders Per Share
The Company follows the two-class method when computing net loss attributable to common stockholders per share as the Company had issued shares that meet the definition of participating securities which converted to common stock upon the IPO. Prior to the corporate reorganization, the Company's convertible redeemable preferred units contractually entitled the holders of such units to participate in dividends, but did not contractually require the holders of such units to participate in losses of the Company. Accordingly, in periods prior to 2014 in which the Company reports a net loss or a net loss attributable to common stockholders resulting from preferred stock dividends or accretion, net losses are not allocated to participating securities. After the IPO the Company has continued to follow the two-class method because it has issued two classes of common stock—Class A and Class B.
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
Subsequent Events
The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2015, but prior to the filing of the financial statements with the U.S. Securities and Exchange Commission, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of these financial statements.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases" ("ASU 2016-02"). This ASU revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. Management is currently evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The Company early adopted its provisions during fiscal year 2015 on a prospective basis. Accordingly, as permitted by ASU 2015-17, the current deferred taxes have been classified as noncurrent on the Balance Sheet. The prospective adoption of ASU 2015-17 does not require a restatement of prior year balances; as such, they have not been adjusted.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements, Going Concern." ("ASU 2014-15"). ASU-2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period

Notes to Consolidated Financial Statements (Continued)

ending after December 15, 2016 and earlier adoption is permitted. Management does not expect that the application of ASU 2014-15 will have an impact on the Company’s financial condition, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Management is currently evaluating which transition approach to use and the impact of the adoption of this ASU on the Company’s financial condition, results of operations or cash flows.
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of December 31, 2015, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $96.8 million The Company did not hold any available-for-sale securities at December 31, 2014.

The following table presents details of the Company’s marketable securities as of December 31, 2015 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$16,908	$—	$(13)	$16,895
Long-term:
Investment securities	80,172	2	(291)	79,883
Total	$97,080	$2	$(304)	$96,778
Fair Value Measurements
The following tables set forth the fair value of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 based on the three-tier value hierarchy (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$267,300	$—	$—	$267,300
Short-term investments:
Certificates of deposit	35,000	—	—	35,000
Investment securities	—	16,895	—	16,895
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	79,883	—	79,883
Total	$307,300	$96,778	$—	$404,078

Notes to Consolidated Financial Statements (Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$302,595	$—	$—	$302,595
Short-term investments:
Certificates of deposit	60,000	—	—	60,000
Restricted cash:
Money market funds	302	—	—	302
Total	$362,897	$—	$—	$362,897
4. Intangible assets and Goodwill
The following table summarizes intangible assets as of December 31, 2015 and 2014 (in thousands):

	Weighted-Average	December 31, 2015
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(918)	$982
Customer relationships	5	1,300	(628)	672
Non-compete agreements	3 - 5	100	(81)	19
Other intangibles	3	373	(270)	103
Domain names	5	2,687	(2,685)	2
Total		$6,360	$(4,582)	$1,778

	Weighted-Average	December 31, 2014
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$2,001	$(604)	$1,397
Customer relationships	5	1,300	(368)	932
Non-compete agreements	3 - 5	108	(52)	56
Technology	5	718	(467)	251
Other intangibles	3	373	(158)	215
Domain names	5	2,687	(2,684)	3
Total		$7,187	$(4,333)	$2,854

Amortization expense related to intangible assets was $0.9 million, $1.0 million, and $0.5 million for the years ended December 31, 2015 and 2014, and 2013, respectively. The estimated future amortization expense of purchased intangible assets as of December 31, 2015, is as follows (in thousands):

Total
2016	$765
2017	640
2018	373
Thereafter	—
Total	$1,778

Notes to Consolidated Financial Statements (Continued)

The following table presents the changes in goodwill during the years ended December 31, 2015 and 2014, respectively (in thousands):

Net Book Value
Goodwill as of December 31, 2014	$3,624
Sale during the period	(1,520)
Foreign currency exchange rate effect	(180)
Goodwill as of December 31, 2015	$1,924

In July 2015, the Company sold its Australian business. At the time of the sale, the net carrying amounts of the goodwill and intangible assets of the Australian business were $1.5 million and $0.2 million, respectively. The proceeds from the sale exceeded the carrying value of the Australian business, resulting in a $3.0 million gain, recorded in "Other income (expense), net" in the unaudited consolidated statements of operations.

5. Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Furniture and computer equipment	$68,416	$48,399
Site and software development costs	50,907	36,294
Leasehold improvements	29,315	14,290
Construction in progress	27,563	4,800
	176,201	103,783
Less accumulated depreciation and amortization	(63,876)	(43,144)
Property and equipment, net	$112,325	$60,639
Property and equipment depreciation and amortization expense was $31.6 million, $20.8 million, and $12.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
6. Prepaid Expenses and Other Current Assets, Accrued Expenses and Other Liabilities
The following table presents the components of selected balance sheet items as of December 31, 2015 and 2014 (in thousands):

	December 31,
Prepaid expenses and other current assets:	2015	2014
Deferred costs in transit	$34,102	$19,621
Supplier receivable	17,316	9,507
Supplier credits receivable	7,344	3,989
Other prepaid and other current assets	17,684	12,145
Total prepaid expenses and other current assets	$76,446	$45,262

Notes to Consolidated Financial Statements (Continued)

	December 31,
Accrued expenses:	2015	2014
Employee compensation and related benefits	$24,928	$15,244
Advertising	6,695	9,561
Accrued property, plant and equipment	3,069	7,151
Credit card	6,621	3,560
Audit, legal and professional fees	2,326	898
Other accrued expenses	7,921	5,921
Total accrued expenses	$51,560	$42,335

	December 31,
Other liabilities:	2015	2014
Deferred rent	$24,669	$12,821
Construction costs capitalized under finance lease obligations	27,295	3,960
Other liabilities	3,046	611
Total other liabilities	$55,010	$17,392

7. Commitments and Contingencies
Leases
The Company maintains its principal offices in Boston, Massachusetts and fulfillment center, customer service center and office space in various locations throughout the United States and abroad. Future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year at December 31, 2015 were as follows (in thousands):

Amount
2016	$21,131
2017	27,871
2018	28,986
2019	27,497
2020	26,006
Thereafter	109,071
Total	$240,562
Rent expense under operating leases was $16.3 million, $11.4 million, and $4.6 million in the years ended December 31, 2015, 2014 and 2013, respectively. The Company has issued letters of credit for approximately $5.9 million as security for these lease agreements as of December 31, 2015.
Future lease payments have not been reduced by minimum sublease rentals of $3.2 million due to the Company in the future under non-cancelable subleases through 2017. The Company has entered into additional leases throughout the United States subsequent to December 31, 2015, where the future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year are $12.7 million in the aggregate.
Restricted Cash
The Company has deposited $5.0 million and $0.3 million with Bank of America as collateral for letters of credit and has classified these amounts as “Other noncurrent assets” on its consolidated balance sheets at December 31, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements (Continued)

Collection of Sales or Other Similar Taxes
Based on the location of the Company’s current operations, it collects and remits sales tax in Kentucky, Massachusetts, New York, Utah, and California. The Company does not currently collect sales or other similar taxes for the sale of goods in states where no obligation to collect these taxes is required under applicable law. Several states have presented the Company with assessments, alleging that it is required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, not including taxes allegedly owed for periods subsequent to such assessments or interest and penalties after the date the Company last received such assessments, is approximately $12.9 million. The Company does not believe that it was obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, the Company believes a loss is not probable and therefore has not recorded a liability; however, no assurance can be given as to the outcome of these assessments.
Legal Matters
On September 2, 2015, a putative class action complaint was filed against the Company in the U.S. District Court for the Southern District of New York (Dingee v. Wayfair Inc., et al., Case No. 1:15-cv-06941) by an individual on behalf of himself and on behalf of all other similarly situated individuals, or collectively, the Dingee Plaintiffs, under sections 10(b) and 20(a) of the Exchange Act related to a drop in stock price that had followed a report issued by Citron Research. On September 3, 2015 a second putative class action complaint was filed, asserting nearly identical claims (Jenkins v. Wayfair Inc., et al., Case No. 1:15-cv-06985). On November 2, 2015, the plaintiff in the Dingee action moved to consolidate the two lawsuits, and to designate himself as lead plaintiff in the class action and his attorney as lead counsel for the class. On November 3, 2015 plaintiff in the Jenkins action voluntarily dismissed his complaint. As a result, only the Dingee action remains pending. On November 13, 2015, the Court appointed Dingee as lead plaintiff. On January 11, 2016, Dingee filed an amended complaint along with a second named plaintiff, Michael Lamp. The Dingee Plaintiff’s complaint seeks class certification, damages in an unspecified amount, and attorney’s fees and costs. The Company believes a loss is not probable and intends to defend the lawsuit vigorously.
On February 2, 2016, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California (Carson, et al., v. Wayfair Inc., Case No. 2:16-cv-00716) by two individuals on behalf of themselves and on behalf of all other similarly situated individuals (collectively, the "Carson Plaintiffs"). The complaint alleges that Wayfair engaged in a deceptive marketing campaign in which the Company advertised certain “original” or “regular” retail prices, which the Carson Plaintiffs allege were false. The Carson Plaintiffs’ complaint seeks injunctive relief, attorney’s fees, punitive damages and damages. The Company believes a loss is not probable and intends to defend the lawsuit vigorously.
The Company is subject to legal proceedings and claims in the ordinary course of business. However, the Company is not currently aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position, results of operations or cash flows.
8. Employee Benefit Plans
The Company has a defined-contribution, incentive savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have reached the age of 21 years. Employees may elect to defer compensation up to a dollar limit (as allowable by the Internal Revenue Code), of which up to 4% of an employee's salary will be matched by the Company. The amounts deferred by the employee and the matching amounts contributed by the Company both vest immediately. The amount expensed under the plan totaled approximately $3.3 million, $2.4 million, and $1.8 million in the years ended December 31, 2015, 2014 and 2013, respectively.
9. Equity-Based Compensation
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
In connection with the IPO, the board of directors of the Company adopted the 2014 Incentive Award Plan ("2014 Plan") to grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The 2014 Plan is administered by the board of directors of the Company with respect to awards to non-employee directors and by the compensation committee with respect to other participants and provides for the issuance of stock options, SARs, restricted stock, RSUs, performance shares, stock payments, cash payments, dividend awards and other incentives. The 2014 Plan authorizes up to 8,603,066 shares of Class A common stock to be issued, of which RSUs for 3,098,159 shares had

Notes to Consolidated Financial Statements (Continued)

been issued as of December 31, 2015. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 and 2014 Plans are available for grants of awards under the 2014 Plan.
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
In April 2014, the Company completed a tender offer to repurchase provisionally vested (defined as service period completed) stock options and restricted common stock from certain employees at a price of $26.23 per share. A total of 202,757 shares of restricted common stock and 9,028 stock options were tendered for an aggregate of approximately $5.5 million in net cash after adjusting for the exercise prices associated with the stock options. This tender offer was accounted for as a modification resulting in a $5.5 million compensation charge when accepted by the employee in 2014.
A summary of the status and activity for awards of stock options for the year ended December 31, 2015 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2014	449,046	$2.98	6.5
Exercised	(164,590)	$2.96
Forfeited/cancelled	(4,865)	$3.19
Outstanding at December 31, 2015	279,591	$2.98	5.5
Exercisable at December 31, 2015	277,937	$2.98	5.5
Expected to vest as of December 31, 2015	1,022	$3.42	5.5
Intrinsic value of stock options exercised and repurchased was $5.2 million and $4.3 million for the years ended December 31, 2015 and 2014, respectively. Aggregate intrinsic value of stock options outstanding and currently exercisable is $12.5 million and $12.4 million respectively. Unrecognized equity based compensation expense related to stock options expected to vest is less than $0.1 million with a weighted average remaining vesting term of 0.2 years as of December 31, 2015.
A summary of the status and activity for awards of restricted common stock for the year ended December 31, 2015 is as follows:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	161,476	$4.75
Vested	(159,483)	$4.75
Unvested at December 31, 2015	1,993	$4.75
Expected to vest as of December 31, 2015	1,228	$4.75
The intrinsic value of restricted common stock vested and repurchased was $4.3 million and $101.5 million for the years ended December 31, 2015 and 2014, respectively. Aggregate intrinsic value of restricted common stock unvested is $0.1 million as of December 31, 2015. Unrecognized equity based compensation expense related to restricted common stock expected to vest is less than $0.1 million with a weighted average remaining vesting term of 0.1 years as of December 31, 2015.

Notes to Consolidated Financial Statements (Continued)

A summary of the status and activity for awards of RSUs for the year ended December 31, 2015 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	4,542,231	$17.67
Granted	3,098,159	$36.91
Vested	(1,514,576)	$17.28
Forfeited/cancelled	(517,947)	$21.56
Unvested at December 31, 2015	5,607,867	$28.30
Expected to vest as of December 31, 2015	4,161,263	$28.82
The intrinsic value of RSU vested was $51.6 million and $69.0 million for the years ended December 31, 2015 and 2014, respectively. Aggregate intrinsic value of RSUs unvested is $267.0 million as of December 31, 2015. Unrecognized equity based compensation expense related to RSUs expected to vest is $91.0 million with a weighted average remaining vesting term of 1.7 years as of December 31, 2015.
10. Stockholders' Equity (Deficit)
Series A and Series B Convertible Redeemable Preferred Units of Wayfair LLC
In connection with the corporate reorganization, all of the outstanding Series A and Series B preferred units of Wayfair LLC were exchanged for shares of Series A and Series B convertible preferred stock of Wayfair Inc. Immediately prior to the completion of the IPO, all of the outstanding shares of Series A and Series B convertible preferred stock converted into 27,546,934 shares of Class B common stock of Wayfair Inc.
The Company recognized changes in the redemption value of the convertible redeemable preferred stock immediately as they occurred by adjusting the carrying amount of the redeemable security to what would be the redemption amount assuming the security was redeemable at the balance sheet date. Accordingly, the Company recorded accretion of the Series A convertible preferred stock of $14.4 million credit, $25.4 million, and $12.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. At the time of the conversion of Series A and Series B convertible preferred stock an adjustment of $14.8 million was recorded as a reduction of accretion expense when the carrying value of the convertible redeemable preferred units was reduced to its conversion value. The Company recorded accretion on the Series B redeemable convertible preferred stock of $2.5 million for the year ended December 31, 2014.
Upon the issuance of Series B preferred units by Wayfair LLC in March 2014, the Company distributed $15.0 million in accrued dividends to Series A convertible preferred stock holders and upon the completion of the IPO in October 2014 distributed the remaining accrued dividends of $24.5 million to Series A convertible preferred stock holders.
Preferred Stock
Upon the closing of the IPO in October 2014, the Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of December 31, 2015, the Company had no shares of undesignated preferred stock issued or outstanding.
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
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 45,814,237 and 37,002,874 shares of Class A common stock and 38,496,562 and 46,179,192 shares of Class B common stock were outstanding as of December 31, 2015 and 2014, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is

Notes to Consolidated Financial Statements (Continued)

entitled to ten votes per share and is convertible into one share of Class A common stock. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the IPO through December 31, 2015, 32,124,686 shares of Class B common stock were converted to Class A common stock.
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
The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through sites operated by third parties and fees from third-party advertising distribution providers (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net revenue
Direct Retail	$2,040,238	$1,101,686	$673,446
Other	209,647	217,265	242,397
Net revenue	$2,249,885	$1,318,951	$915,843
Revenue from external customers for each group of similar products and services are not reported to the CODM. Separate identification of this information for purposes of segment disclosure is impractical, as it is not readily available and the cost to develop it would be excessive. No individual country outside of the United States provided greater than 10% of total revenue.
The following table presents revenue and long-lived assets by geographic area (in thousands):

	Year Ended December 31,
	2015	2014	2013
Geographic net revenue:
United States	$2,135,492	$1,236,215	$857,001
International	114,393	82,736	58,842
Total	$2,249,885	$1,318,951	$915,843

	Year Ended December 31,
	2015	2014
Geographic long-lived assets:
United States	$110,042	$59,013
International	2,283	1,626
Total	$112,325	$60,639

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes
Income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 attributable to income (loss) from operation is presented below (in thousands):

Year ended December 31, 2015	Current	Deferred	Total
Federal	$—	$54	$54
State	(202)	7	(195)
Foreign	331	(95)	236
	$129	$(34)	$95

Year ended December 31, 2014	Current	Deferred	Total
Federal	$—	$32	$32
State	1	4	5
Foreign	138	—	138
	$139	$36	$175

Year ended December 31, 2013	Current	Deferred	Total
Federal	$—	$—	$—
State	1	—	1
Foreign	41	4	45
	42	4	46
The actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the United States Federal corporate income tax rate of 35% to income before tax expense (benefit) as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Computed expected tax expense (benefit)	$(27,072)	$(51,773)	$(5,417)
Decrease in income taxes resulting from:
Partnership losses not creating tax benefit	—	21,369	3,920
Effect of conversion to C-corporation	—	(28,034)	—
State income tax expense, net of federal benefit	(1,424)	(2,517)	(269)
Foreign tax rate differential	9,278	2,826	619
Equity based compensation expense	1,415	5,555	—
Change in valuation allowance	12,394	52,921	1,418
Impact of sale of Australian subsidiary	4,248	—	—
Other	1,256	(172)	(225)
Net income tax expense	$95	$175	$46
The components of results of income before income tax expense (benefit) determined by tax jurisdiction, are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$(38,963)	$(128,505)	$(9,895)
Foreign	(38,385)	(19,418)	(5,585)
Total	$(77,348)	$(147,923)	$(15,480)

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows (in thousands):

	December 31
	2015	2014
Deferred tax asset:
Accounts receivable	$926	$1,009
Inventories	280	295
Operating loss carry-forwards	32,678	17,939
Equity based compensation expense	10,716	11,529
Intangibles	24,205	26,557
Accrued expenses	307	3,555
Charitable contributions	143	18
Deferred rent	21,219	7,161
Gross deferred tax asset	90,474	68,063
Less: Valuation allowance	(70,614)	(58,980)
Net deferred tax asset	19,860	9,083
Deferred tax liability:
Prepaid expenses	(561)	(783)
Capitalized technology	(6,444)	(5,019)
Property and equipment	(12,646)	(3,281)
Goodwill	(96)	(36)
Other	(126)	—
Total deferred tax liabilities	(19,873)	(9,119)
Net deferred tax assets (liabilities)	(13)	(36)
Current net deferred tax asset	—	—
Current net deferred tax liability	—	(55)
Non-current net deferred tax asset	—	19
Non-current net deferred tax liability	(13)	—
	(13)	(36)
As of December 31, 2015, the Company had federal net operating loss carryforwards available to offset future federal taxable income of $141.7 million. Approximately $82.2 million of the federal net operating loss carryforward will result in an increase to additional paid-in capital if and when these carryforwards are used to reduce income taxes payable.
In addition, the Company had state net operating loss carryforwards available in the amount of $130.0 million which are available to offset future state taxable income. Approximately $74.4 million of the state net operating loss carryforward will result in an increase to additional paid-in capital if and when these carryforwards are used to reduce income taxes payable.
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
The Company also had foreign net operating loss carry-forwards available to offset future foreign income of $73.3 million. Approximately $0.8 million of the foreign net operating loss carryforward will result in an increase to additional paid-in-capital if and when these carryforwards are used to reduce income taxes payable. The foreign net operating loss carryforwards have no expiration.
In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the

Notes to Consolidated Financial Statements (Continued)

generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2015, based upon an evaluation of the positive and negative evidence, the Company concluded that an increase of $11.6 million of the deferred tax asset valuation allowance was appropriate, resulting in a valuation allowance of $70.6 million as of December 31, 2015. The total expense from the net change in valuation allowance is $(12.4) million.
As of December 31, 2015, the Company has not provided for U.S. deferred income taxes on undistributed earnings of its foreign subsidiaries of approximately $1.5 million since these earnings are to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to additional U.S. and state income taxes (less foreign tax credits), as well as withholding taxes in its foreign locations. The amount of taxes attributable to the undistributed earnings is not practicably determinable.
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
The Company had gross unrecognized tax benefits of $0.2 million as of December 31, 2014 and 2013. In 2015 the Company recognized the tax benefit of $0.2 million upon the expiration of the applicable statute of limitations. Accordingly, the Company does not have any gross unrecognized tax benefit as of December 31, 2015
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties and interest during 2015, 2014, and 2013, respectively, because it believes that such additional interest and penalties would be insignificant.
The Company's tax jurisdictions include the United States, the UK, Germany, Ireland, Australia, and the British Virgin Islands. The statute of limitations with respect to the Company's United States federal income taxes has expired for years prior to 2012. The relevant state and foreign statutes vary. However, preceding years remain open to examination by United States federal and state and foreign taxing authorities to the extent of future utilization of net operating losses and research and development tax credits generated in each preceding year.
13. Credit Agreement
The Company has a credit agreement with Bank of America, which provides the Company with an unused line of credit and a credit card program with a maximum commitment of $35.0 million, $45.0 million and $35.0 million for the periods of July 31, 2015 through September 30, 2015, October 1, 2015 through February 28, 2016 and March 1, 2016 through July 31, 2016, respectively, with the committed amounts of $10.0 million to be used for a revolving line of credit and to support letters of credit and the remainder to be used to support the Company’s credit card program. The credit agreement is renewable on an annual basis and, if not renewed, will expire on July 31, 2016. The Company is required to maintain certain covenants, including tangible net worth and unencumbered liquid assets, with which the Company was compliant at December 31, 2015 and 2014. The Company did not borrow any amounts under the credit agreement during the years ended December 31, 2015, 2014 and 2013.

14. Net Loss per Share
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

Notes to Consolidated Financial Statements (Continued)

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
Even prior to the conversion of its Series A and Series B convertible preferred stock to common stock, effective October 7, 2014, the Company applied the two class method for calculating and presenting earnings per share. Under the two class method, net (loss) income attributable to common stockholders is determined by allocating undistributed earnings between common stock and participating securities. Undistributed earnings are calculated as net income (loss) less distributed earnings and accretion of Series A and Series B convertible preferred stock. As holders of Series A and Series B convertible preferred stock did not have a contractual obligation to share in the losses of the Company, the net loss attributable to common stockholders for each period prior to the IPO was not allocated between common stock and participating securities. Accordingly, Series A and Series B convertible preferred stock are excluded from the calculation of basic and diluted net loss per share. The Company's basic and diluted net loss per share are the same because the Company has generated net loss to common stockholders and common stock equivalents are excluded from diluted net loss per share because they have an antidilutive impact.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(77,443)	$(148,098)	$(15,526)
Accretion of preferred units to redemption value	—	(2,071)	(25,388)
Net loss attributable to common stockholders per share—basic and diluted	$(77,443)	$(150,169)	$(40,914)
Denominator:
Weighted average shares used for basic and diluted net loss per share computation	83,726	50,642	41,332
Net loss per common share attributable to common stockholders:
Basic and Diluted	$(0.92)	$(2.97)	$(0.99)
The following have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders as their effect would have been antidilutive:

	Year Ended December 31,
	2015	2014	2013
Series A convertible redeemable preferred units	—	—	21,551,801
Stock options	279,591	449,046	664,232
Restricted stock	1,993	161,476	3,490,968
Restricted stock units	5,607,867	4,542,231	5,255,113
	5,889,451	5,152,753	30,962,114

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2015. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial report was effective as of December 31, 2015. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included immediately following Item 9A. Controls and Procedures, in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, occurred during the quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Limitations on Disclosure Controls and Procedures and Internal Control over Financial Reporting
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Wayfair Inc.
We have audited Wayfair Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Wayfair Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Wayfair Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wayfair Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Wayfair Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 29, 2016

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
The other information required by this item is incorporated by reference from our proxy statement for our 2016 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2015.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our proxy statement for our 2016 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our proxy statement for our 2016 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our proxy statement for our 2016 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2015.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our proxy statement for our 2016 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2015.
PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements
The following financial statements and supplementary data are included in Part II of Item 8 filed of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Comprehensive Loss

•	Consolidated Statements of Stockholders' Equity (Deficit)

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules
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
Chief Executive Officer and Co-Founder
Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ NIRAJ SHAH	Chief Executive Officer, Co-Founder and Director (Principal Executive Officer)	February 29, 2016
Niraj Shah

/s/ MICHAEL FLEISHER	Chief Financial Officer (Principal Financial Officer)	February 29, 2016
Michael Fleisher

/s/ NICHOLAS MALONE	Chief Administrative Officer (Principal Accounting Officer)	February 29, 2016
Nicholas Malone

/s/ STEVEN CONINE	Co-Founder and Director	February 29, 2016
Steven Conine

/s/ NEERAJ AGRAWAL	Director	February 29, 2016
Neeraj Agrawal

/s/ JULIE BRADLEY	Director	February 29, 2016
Julie Bradley

/s/ ROBERT GAMGORT	Director	February 29, 2016
Robert Gamgort

/s/ MICHAEL KUMIN	Director	February 29, 2016
Michael Kumin

/s/ IAN LANE	Director	February 29, 2016
Ian Lane

/s/ ROMERO RODRIGUES	Director	February 29, 2016
Romero Rodrigues

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
2.1	Contribution and Exchange Agreement dated as of August 15, 2014 between the Company and the other and the other parties thereto		S-1	333-198171	8/15/2014	2.1
3.1	Restated Certificate of Incorporation of the Company		8-K	001-36666	10/8/2014	3.1
3.2	Amended and Restated Bylaws of the Company		8-K	001-36666	10/8/2014	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock of the Company		S-1	333-198171	9/19/2014	4.1
10.1	Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.1
10.2	Form of Deferred Unit Agreement under the Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.2
10.3	2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.3
10.4	Form of Option Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.4
10.5	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.5
10.6	Form of Restricted Stock Award Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.6
10.7	Investors' Rights Agreement, dated August 15, 2014, by and among the Company and the other parties thereto		10-K	001-36666	3/19/2015	10.7
10.8	Form of Indemnification Agreement for Directors and Officers		S-1	333-198171	8/15/2014	10.8
10.9
Office Lease dated April 18, 2013 between Copley Place Associates, LLC and the Company, as amended by the First Amendment to Lease dated February 11, 2014, as further amended by the Second Amendment to Lease dated October 24, 2014, as further amended by the Third Amendment to Lease dated October 8, 2015, and as further amended by the Fourth Amendment to Lease dated February 3, 2016
		X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.10	Wayfair International Assignment Agreement dated April 1, 2015 between the Company and John Mulliken		10-Q	001-36666	5/15/2015	10.10
10.11	Form of Amended and Restated Letter Agreement dated May 6, 2014 between the Company and each of Niraj Shah and Steven Conine		S-1	333-198171	8/15/2014	10.11
10.12	Letter Agreement dated October 2, 2013 between the Company and Michael Fleisher, as amended May 5, 2014		S-1	333-198171	8/15/2014	10.12
10.13	Loan Agreement dated October 29, 2012 between Bank of America, N.A. and the Company, as amended by amendments dated October 29, 2013, June 6, 2014 and July 31, 2015	X
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X