Form 10-K/A
period 2015-12-31
Wayfair Inc.
filed 2016-03-02
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

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

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after end of this fiscal year to which this report relates.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of Wayfair Inc. (the “Company”) for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016 (the “Original Filing”), is being filed solely to refile Exhibits 32.1 and 32.2 to correct certain typographical errors. The certifications from the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 32.1 and 32.2 of the Original Filing inadvertently referred to December 31, 2014 rather than December 31, 2015.
Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

ITEM 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements *

(b)	Financial Statement Schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(c)	Exhibits
See the Exhibit Index immediately following the signature page of this report, which is incorporated herein by reference.

* Previously filed with the Original Filing

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYFAIR INC.
By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and Co-Founder
Date: March 2, 2016

PART IV
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
2.1	Contribution and Exchange Agreement dated as of August 15, 2014 between the Company and the other and the other parties thereto		S-1	333-198171	8/15/2014	2.1
3.1	Restated Certificate of Incorporation of the Company		8-K	001-36666	10/8/2014	3.1
3.2	Amended and Restated Bylaws of the Company		8-K	001-36666	10/8/2014	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock of the Company		S-1	333-198171	9/19/2014	4.1
10.1	Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.1
10.2	Form of Deferred Unit Agreement under the Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.2
10.3	2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.3
10.4	Form of Option Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.4
10.5	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.5
10.6	Form of Restricted Stock Award Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.6
10.7	Investors' Rights Agreement, dated August 15, 2014, by and among the Company and the other parties thereto		10-K	001-36666	3/19/2015	10.7
10.8	Form of Indemnification Agreement for Directors and Officers		S-1	333-198171	8/15/2014	10.8
10.9	Office Lease dated April 18, 2013 between Copley Place Associates, LLC and the Company, as amended by the First Amendment to Lease dated February 11, 2014, as further amended by the Second Amendment to Lease dated October 24, 2014, as further amended by the Third Amendment to Lease dated October 8, 2015, and as further amended by the Fourth Amendment to Lease dated February 3, 2016		10-K	001-36666	2/29/16	10.9

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.10	Wayfair International Assignment Agreement dated April 1, 2015 between the Company and John Mulliken		10-Q	001-36666	5/15/2015	10.10
10.11	Form of Amended and Restated Letter Agreement dated May 6, 2014 between the Company and each of Niraj Shah and Steven Conine		S-1	333-198171	8/15/2014	10.11
10.12	Letter Agreement dated October 2, 2013 between the Company and Michael Fleisher, as amended May 5, 2014		S-1	333-198171	8/15/2014	10.12
10.13	Loan Agreement dated October 29, 2012 between Bank of America, N.A. and the Company, as amended by amendments dated October 29, 2013, June 6, 2014 and July 31, 2015		10-K	001-36666	2/29/16	10.13
21.1	Subsidiaries of the Company		10-K	001-36666	2/29/16	21.1
23.1	Consent of Ernst & Young LLP		10-K	001-36666	2/29/16	23.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document		10-K	001-36666	2/29/16	101.INS
101.SCH	XBRL Taxonomy Schema Linkbase Document		10-K	001-36666	2/29/16	101.SCH

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
101.CAL	XBRL Taxonomy Calculation Linkbase Document		10-K	001-36666	2/29/16	101.CAL
101.DEF	XBRL Taxonomy Definition Linkbase Document		10-K	001-36666	2/29/16	101.DEF
101.LAB	XBRL Taxonomy Labels Linkbase Document		10-K	001-36666	2/29/16	101.LAB
101.PRE	XBRL Taxonomy Presentation Linkbase Document		10-K	001-36666	2/29/16	101.PRE