Form 10-Q
period 2016-03-31
Wayfair Inc.
filed 2016-05-09
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class	Outstanding at April 30, 2016
Class A Common Stock, $0.001 par value per share	47,291,156
Class B Common Stock, $0.001 par value per share	37,423,591

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2016

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
In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$248,798	$334,176
Short-term investments	60,656	51,895
Accounts receivable, net of allowance of $3,091 and $2,767 at March 31, 2016 and December 31, 2015, respectively	11,854	9,906
Inventories	17,763	19,900
Prepaid expenses and other current assets	85,170	76,446
Total current assets	424,241	492,323
Property and equipment, net	162,594	112,325
Goodwill and intangible assets, net	3,505	3,702
Long-term investments	70,315	79,883
Other noncurrent assets	6,772	6,348
Total assets	$667,427	$694,581
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$251,023	$270,913
Accrued expenses	60,600	51,560
Deferred revenue	48,691	50,884
Other current liabilities	27,813	23,669
Total current liabilities	388,127	397,026
Other liabilities	74,294	55,010
Total liabilities	462,421	452,036
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at March 31, 2016 and December 31, 2015	—	—
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 46,966,564 and 45,814,237 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	47	46
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 37,664,049 and 38,496,562 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	38	38
Additional paid-in capital	381,663	378,162
Accumulated deficit	(176,770)	(135,565)
Accumulated other comprehensive loss	28	(136)
Total stockholders’ equity	205,006	242,545
Total liabilities and stockholders’ equity	$667,427	$694,581

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2016	2015
Net revenue	$747,348	$424,371
Cost of goods sold	568,292	321,536
Gross profit	179,056	102,835
Operating expenses:
Customer service and merchant fees	27,350	15,978
Advertising	97,677	57,999
Merchandising, marketing and sales	37,856	23,234
Operations, technology, general and administrative	58,282	32,870
Total operating expenses	221,165	130,081
Loss from operations	(42,109)	(27,246)
Interest income, net	552	264
Other income (expense), net	669	(108)
Loss before income taxes	(40,888)	(27,090)
Provision for income taxes	317	46
Net loss	$(41,205)	$(27,136)
Net loss per share, basic and diluted	$(0.49)	$(0.33)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	84,445	83,210

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Net loss	$(41,205)	$(27,136)
Other comprehensive loss:
Foreign currency translation adjustments	(333)	144
Net unrealized gain on available-for-sale investments	497	46
Comprehensive loss	$(41,041)	$(26,946)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(41,205)	$(27,136)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,487	6,744
Equity based compensation	9,715	7,642
Other non-cash adjustments	(156)	231
Changes in operating assets and liabilities:
Accounts receivable	(1,941)	(2,128)
Inventories	2,142	(240)
Prepaid expenses and other current assets	(8,643)	(15,327)
Accounts payable and accrued expenses	(29,097)	(16,800)
Deferred revenue and other liabilities	7,926	12,151
Other assets	(432)	(339)
Net cash used in operating activities	(51,204)	(35,202)

Cash flows from investing activities
Purchase of short-term and long-term investments	(28,489)	(104,233)
Sale and maturities of short-term investments	29,620	10,000
Purchase of property and equipment	(23,927)	(12,051)
Site and software development costs	(5,451)	(4,115)
Other investing activities, net	—	302
Net cash used in investing activities	(28,247)	(110,097)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(6,621)	(4,251)
Net proceeds from exercise of stock options	51	15
Net cash used in financing activities	(6,570)	(4,236)
Effect of exchange rate changes on cash and cash equivalents	643	(242)
Net decrease in cash and cash equivalents	(85,378)	(149,777)

Cash and cash equivalents
Beginning of period	334,176	355,859
End of period	$248,798	$206,082

Supplemental disclosure of non-cash investing activities
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$19,186	$5,988
Construction costs capitalized under finance lease obligations	$13,077	$9,900

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
The consolidated and condensed financial statements and other disclosures contained in this Quarterly Report on Form 10-Q are those of the Company. The consolidated and condensed balance sheet data as of December 31, 2015 was derived from audited financial statements. The accompanying consolidated and condensed balance sheet as of March 31, 2016, the consolidated statements of operations, consolidated statements of comprehensive loss, and consolidated statements of cash flows for the periods ended March 31, 2016 and 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2016 and statements of operations, comprehensive loss, and cash flows for the periods ended March 31, 2016 and 2015. The financial data and the other information disclosed in these notes to the consolidated and condensed financial statements related to these periods are unaudited.
The consolidated and condensed statements of operations, comprehensive loss, and cash flows for the period ended March 31, 2016 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2016, or for any other period.
2. Summary of Significant Accounting Policies
 The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. The Company believes that there have been no significant changes during the three months ended March 31, 2016 to the items disclosed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of March 31, 2016 and December 31, 2015, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $96.0 million and $96.8 million, respectively. We periodically review our available-for-sale securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. During the three months ended March 31, 2016 and 2015, we did not recognize any other-than-temporary impairment loss. The maturities of the Company’s long-term marketable securities generally range from one to three years.

The following tables present details of the Company’s marketable securities as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$25,646	$15	$(5)	$25,656
Long-term:
Investment securities	70,130	220	(35)	70,315
Total	$95,776	$235	$(40)	$95,971

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$16,908	$—	$(13)	$16,895
Long-term:
Investment securities	80,172	2	(291)	79,883
Total	$97,080	$2	$(304)	$96,778
Fair Value Measurements
The Company's financial assets and liabilities are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The three levels of inputs used to measure fair value are as follows:

▪	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities

▪
Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full-term of the asset or liability

▪	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability
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

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 based on the three-tier value hierarchy (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$165,476	$—	$—	$165,476
Short-term investments:
Certificates of deposit	35,000	—	—	35,000
Investment securities	—	25,656	—	25,656
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	70,315	—	70,315
Total	$205,476	$95,971	$—	$301,447

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$267,300	$—	$—	$267,300
Short-term investments:
Certificates of deposit	35,000	—	—	35,000
Investment securities	—	16,895	—	16,895
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	79,883	—	79,883
Total	$307,300	$96,778	$—	$404,078

4. Intangible Assets and Goodwill
The following table summarizes intangible assets as of March 31, 2016 and December 31, 2015 (in thousands):

	Weighted - Average Amortization Period (Years)	March 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,014)	$886
Customer relationships	5	1,300	(693)	607
Non-compete agreements	3 - 5	100	(89)	11
Other intangibles	3	373	(298)	75
Domain names	5	2,687	(2,685)	2
Total		$6,360	$(4,779)	$1,581

	Weighted-Average	December 31, 2015
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(918)	$982
Customer relationships	5	1,300	(628)	672
Non-compete agreements	3 - 5	100	(81)	19
Other intangibles	3	373	(270)	103
Domain names	5	2,687	(2,685)	2
Total		$6,360	$(4,582)	$1,778
Amortization expense related to intangible assets was $0.2 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.
Goodwill as of March 31, 2016 was $1.9 million, unchanged from December 31, 2015.
5. Property and Equipment, net
The following table summarizes property and equipment, net as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Furniture and computer equipment	$78,617	$68,416
Site and software development costs	55,311	50,907
Leasehold improvements	30,751	29,315
Construction in progress	70,646	27,563
	235,325	176,201
Less accumulated depreciation and amortization	(72,731)	(63,876)
Property and equipment, net	$162,594	$112,325
Property and equipment depreciation and amortization expense was $10.3 million and $6.5 million for the three months ended March 31, 2016 and 2015, respectively.
6. Commitments and Contingencies
Leases
The Company leases office and warehouse spaces under non-cancelable leases. These leases expire at various dates through 2027 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Rent expense under operating leases was $7.1 million and $4.1 million in the three months ended March 31, 2016 and 2015, respectively. The Company has issued letters of credit for approximately $7.0 million and $5.9 million as security for these lease agreements as of March 31, 2016 and December 31, 2015, respectively. The Company has entered into additional leases throughout the United States ("U.S.") and Europe subsequent to December 31, 2015, where the future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year are $216.7 million in the aggregate.
 Collection of Sales or Other Similar Taxes
 Based on the location of the Company’s current operations, it collects and remits sales tax in Kentucky, Massachusetts, New York, Utah, California, Illinois, and Texas, and subsequent to March 31, 2016, New Jersey. The Company does not currently collect sales or other similar taxes for the sale of goods in states where no obligation to collect these taxes is required under applicable law. Several states have presented the Company with assessments, alleging that it is required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, not including taxes allegedly owed for periods subsequent to such assessments or interest and penalties after the date the Company last received such assessments, is approximately $12.9 million. The Company does not believe that it was obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, the Company believes a loss is not probable and therefore has not recorded a liability; however, no assurance can be given as to the outcome of these assessments.

Legal Matters
 On September 2, 2015, a putative class action complaint was filed against the Company in the U.S. District Court for the Southern District of New York (Dingee v. Wayfair Inc., et al., Case No. 1:15-cv-06941) by an individual on behalf of himself and on behalf of all other similarly situated individuals, (or collectively, the "Dingee Plaintiffs"), under sections 10(b) and 20(a) of the Exchange Act related to a drop in stock price that had followed a report issued by Citron Research. On September 3, 2015 a second putative class action complaint was filed, asserting nearly identical claims (Jenkins v. Wayfair Inc., et al., Case No. 1:15-cv-06985). On November 2, 2015, the plaintiff in the Dingee action moved to consolidate the two lawsuits, and to designate himself as lead plaintiff in the class action and his attorney as lead counsel for the class. On November 3, 2015 plaintiff in the Jenkins action voluntarily dismissed his complaint. As a result, only the Dingee action remains pending. On November 13, 2015, the Court appointed Dingee as lead plaintiff. On January 11, 2016, Dingee filed an amended complaint along with a second named plaintiff, Michael Lamp. The Dingee Plaintiff’s complaint seeks class certification, damages in an unspecified amount, and attorney’s fees and costs. We have moved to dismiss the case; briefing on the motion to dismiss was completed on April 1, 2016 and the parties are awaiting a decision. The Company believes a loss is not probable and intends to defend the lawsuit vigorously.
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
In connection with the IPO, the board of directors of the Company adopted the 2014 Incentive Award Plan ("2014 Plan") to grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The 2014 Plan is administered by the board of directors of the Company with respect to awards to non-employee directors and by the compensation committee with respect to other participants and provides for the issuance of stock options, SARs, restricted stock, RSUs, performance shares, stock payments, cash payments, dividend awards and other incentives. The 2014 Plan authorizes up to 8,603,066 shares of Class A common stock to be issued, of which RSUs for 4,192,719 shares had been issued as of March 31, 2016. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 and 2014 Plans are available for grants of awards under the 2014 Plan. In addition, on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024, the shares available for future grant are increased in accordance with the 2014 Plan.

The following table presents activity relating to stock options for the three months ended March 31, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	279,591	$2.98	5.5
Options exercised	(16,772)	$3.10
Outstanding at March 31, 2016	262,819	$2.97	5.2
Exercisable at March 31, 2016	262,603	$2.97	5.2
Expected to vest as of March 31, 2016	133	$3.42	5.2
 Intrinsic value of stock options exercised was $0.7 million for the three months ended March 31, 2016. Aggregate intrinsic value of stock options outstanding and currently exercisable is $10.6 million. Unrecognized equity based compensation expense related to stock options expected to vest is less than $0.1 million with a weighted average remaining vesting term of 0.3 years as of March 31, 2016.
 The following table presents activity relating to restricted common stock for the three months ended March 31, 2016:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	1,993	$4.75
Restricted stock vested	(1,993)	$4.75
Unvested at March 31, 2016	—	$—
Expected to vest as of March 31, 2016	—	$—
 The intrinsic value of restricted common stock vested was less than $0.1 million for the three months ended March 31, 2016. All restricted common stock shares were fully vested at March 31, 2016.
The following table presents activity relating to RSUs for the three months ended March 31, 2016:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	5,607,867	$28.30
RSUs granted	1,094,560	$40.50
RSUs vested	(462,881)	$22.54
RSUs forfeited/canceled	(68,726)	$31.69
Outstanding at March 31, 2016	6,170,820	$30.86
Expected to vest as of March 31, 2016	4,562,931	$31.35
 The intrinsic value of RSUs vested was $19.5 million for the three months ended March 31, 2016. Aggregate intrinsic value of RSUs outstanding is $266.7 million as of March 31, 2016. Unrecognized equity based compensation expense related to RSUs expected to vest is $115.3 million with a weighted average remaining vesting term of 1.7 years as of March 31, 2016.
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

The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through sites operated by third parties and fees from third-party advertising distribution providers (in thousands):

	Three months ended March 31,
	2016	2015
Net revenue
Direct Retail	$711,846	$369,396
Other	35,502	54,975
Net revenue	$747,348	$424,371
Revenue from external customers for each group of similar products and services are not reported to the CODM. Separate identification of this information for purposes of segment disclosure is impractical, as it is not readily available and the cost to develop it would be excessive. No individual country outside of the United States provided greater than 10% of total revenue.
The following table presents revenue and long-lived assets by geographic area (in thousands):

	Three months ended March 31,
	2016	2015
Geographic net revenue:
United States	$705,921	$400,580
International (1)	41,427	23,791
Total	$747,348	$424,371
(1) In the three months ended March 31, 2015, international net revenue included $2.5 million from our Australian business, which we sold in July 2015.

	March 31, 2016	December 31, 2015
Geographic long-lived assets:
United States	$159,038	$110,042
International	3,556	2,283
Total	$162,594	$112,325
9. Income Taxes
For the three months ended March 31, 2016 and 2015, income tax expense of $0.3 million and less than $0.1 million was recorded, respectively. The income tax expense recorded in the three months ended March 31, 2016 and 2015 is primarily related to various foreign income tax assessments, state income taxes and to a lesser extent the amortization of goodwill for tax purposes for which there is no corresponding book deduction.
Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The Company has deferred tax assets related to its net operating loss carryforwards accumulated since the fourth quarter of 2014 and related to net operating loss carryforwards of certain of its foreign subsidiaries. A valuation allowance against net deferred tax assets is required if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company reassesses the valuation allowance on a quarterly basis and has provided a valuation allowance for the full amount of its net deferred tax assets.
The Company had no unrecognized tax benefits as of March 31, 2016 and December 31, 2015. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
10. Stockholders’ Equity
Preferred Stock

The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of March 31, 2016, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 46,966,564 and 45,814,237 shares of Class A common stock and 37,664,049 and 38,496,562 shares of Class B common stock were outstanding as of March 31, 2016 and December 31, 2015, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. The Class B common stock also has approval rights over certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the IPO through March 31, 2016, 32,974,871 shares of Class B common stock were converted to Class A common stock.
11. Credit Agreement
The Company has a credit agreement with Bank of America, which provides the Company with an unused line of credit and a credit card program with a maximum commitment of $35.0 million, $45.0 million and $35.0 million for the periods of July 31, 2015 through September 30, 2015, October 1, 2015 through February 28, 2016 and March 1, 2016 through July 31, 2016, respectively, with the committed amounts of $10.0 million to be used for a revolving line of credit and to support letters of credit and the remainder to be used to support the Company’s credit card program. The credit agreement is renewable on an annual basis and, if not renewed, will expire on July 31, 2016. The Company is required to maintain certain covenants, including tangible net worth and unencumbered liquid assets, with which the Company was compliant at March 31, 2016 and December 31, 2015. The Company did not borrow any amounts under the credit agreement during the three months ended March 31, 2016 and the year ended December 31, 2015.
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
Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income loss per share is computed using the weighted-average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period. The Company's common stock equivalents consist of shares issuable upon the release of restricted stock units, and to a lesser extent, the incremental shares of common stock issuable upon the exercise of stock options and unvested restricted stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The Company's basic and diluted net loss per share are the same because the Company has generated net loss and common stock equivalents are excluded from diluted net loss per share because they have an antidilutive impact.
The Company allocates undistributed earnings between the classes on a one-to-one basis when computing net loss per share. As a result, basic and diluted net loss per Class A and Class B shares are equivalent.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2016	2015
Net loss	$(41,205)	$(27,136)
Weighted average common shares used for basic and diluted net loss per share computation	84,445	83,210
Net loss per share:
Basic and Diluted	$(0.49)	$(0.33)
The following have been excluded from the computation of basic and diluted net loss per share as their effect would have been antidilutive:

	Three months ended March 31,
	2016	2015
Stock options	262,819	423,778
Restricted stock	—	21,635
Restricted stock units	6,170,820	4,159,768
Total	6,433,639	4,605,181
13. Recent Accounting Pronouncements
Stock Compensation
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation" ("ASU 2016-09"). This ASU revises the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and an option to recognized gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted. Management is currently evaluating the impact of the adoption of this ASU on the Company's consolidated financial statements.
Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). This ASU revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. Management is currently evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was originally effective for annual reporting periods beginning after December 15, 2016 and early adoption was not permitted.
In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers – Deferral of the Effective Date" (ASU-2015-14), which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting year.
In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations" ("ASU 2016-08"). This ASU clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. This ASU is effective at the same period as ASU 2015-14 and ASU 2014-09.
Management is currently evaluating when to adopt the revenue recognition accounting pronouncements, which transition approach to use, and the impact of the adoption of this ASU on the Company’s consolidated financial statements.

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
In the three months ended March 31, 2016, we generated net revenue of $747.3 million, an increase of 76.1%, over the same period in 2015. Our net revenue in the three months ended March 31, 2016 included $711.8 million from Direct Retail, which we define as sales generated primarily through the sites of our five brands. Our net revenue in the three months ended March 31, 2016 included $35.5 million from Other, which we define as net revenue generated primarily online through third parties, which we refer to as our retail partners, and net revenue from third-party advertisers.
In the three months ended March 31, 2016, we generated a net loss of $41.2 million and Adjusted EBITDA of $(21.0) million, increases of $14.1 million and $8.6 million, respectively, over the same period in 2015. Our net loss and Adjusted EBITDA results were driven primarily by our increased investment in advertising, including in Europe and Canada. For additional information about Adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool and the reconciliation of Adjusted EBITDA to net loss, the most directly comparable generally accepted accounting principle (“GAAP”) financial measure, refer to Key Financial and Operating Metrics below.

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
We use the following metrics to assess the near-term and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Three months ended March 31,
	2016	2015	% Change
Consolidated Financial Metrics
Net Revenue	$747,348	$424,371	76.1%
Adjusted EBITDA	$(20,960)	$(12,340)
Free cash flow	$(80,582)	$(51,368)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$711,846	$369,396	92.7%
Active Customers	6,074	3,597	68.9%
LTM Net Revenue per Active Customer	$392	$346	13.3%
Orders Delivered	2,996	1,797	66.7%
Average Order Value	$238	$206	15.5%

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

▪
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

▪	Adjusted EBITDA does not reflect equity based compensation and related taxes;

▪	Adjusted EBITDA does not reflect changes in our working capital;

▪	Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us; and

▪	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended March 31,
	2016	2015
Reconciliation of Adjusted EBITDA
Net loss	$(41,205)	$(27,136)
Depreciation and amortization	10,487	6,744
Equity based compensation and related taxes	10,662	8,162
Interest (income), net	(552)	(264)
Other (income) expense, net	(669)	108
Provision for income taxes	317	46
Adjusted EBITDA	$(20,960)	$(12,340)
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Three months ended March 31,
	2016	2015
Net cash used in operating activities	$(51,204)	$(35,202)
Purchase of property, equipment, and leasehold improvements	(23,927)	(12,051)
Site and software development costs	(5,451)	(4,115)
Free cash flow	$(80,582)	$(51,368)

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
Advertising
Advertising consists of direct response performance marketing costs, such as television advertising, display advertising, paid search advertising, social media advertising, search engine optimization, comparison shopping engine advertising, direct mail, catalog and print advertising. We expect advertising expense to continue to increase but decrease as a percentage of net revenue over time due to our increasing mix of orders from repeat customers.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency gains (losses).
Results of Consolidated Operations (in thousands)
Comparison of the three months ended March 31, 2016 and 2015
Net revenue

	Three months ended March 31,
	2016	2015	% Change
Net revenue
Direct Retail	$711,846	$369,396	92.7%
Other	35,502	54,975	(35.4)%
Net revenue	$747,348	$424,371	76.1%
In the three months ended March 31, 2016, net revenue increased by $323.0 million, or 76.1% compared to the same period in 2015, primarily as a result of an increase in Direct Retail net revenue. In the three months ended March 31, 2016, Direct Retail net revenue increased by $342.5 million, or 92.7% compared to the same period in 2015, primarily due to sales to a larger customer base, as the number of active customers increased 68.9% in the three months ended March 31, 2016 compared to the same period in 2015. Additionally, LTM net revenue per active customer increased 13.3% in the three months ended March 31, 2016 compared with the same period in 2015. The $19.5 million or 35.4% decrease in other revenue in the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to decreased sales through our retail partners.

Cost of goods sold

	Three months ended March 31,
	2016	2015	% Change
Cost of goods sold
Cost of goods sold	$568,292	$321,536	76.7%
As a percentage of net revenue	76.0%	75.8%
In the three months ended March 31, 2016, cost of goods sold increased by $246.8 million, or 76.7%, compared to the same period in 2015. Of the increase in cost of goods sold, $199.1 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $47.7 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue increased in the three months ended March 31, 2016 compared to the same period in 2015 as a result of changes in the mix of the products sold and shipping costs.
Operating expenses

	Three months ended March 31,
	2016	2015	% Change
Customer service and merchant fees (1)	$27,350	$15,978	71.2%
Advertising	97,677	57,999	68.4%
Merchandising, marketing and sales (1)	37,856	23,234	62.9%
Operations, technology, general and administrative (1)	58,282	32,870	77.3%
	$221,165	$130,081	70.0%
As a percentage of net revenue
Customer service and merchant fees	3.7%	3.8%
Advertising	13.1%	13.7%
Merchandising, marketing and sales	5.1%	5.4%
Operations, technology, general and administrative	7.8%	7.8%
	29.7%	30.7%
(1) Excluding equity-based compensation and related taxes as follows:

Customer service and merchant fees	3.6%	3.7%
Merchandising, marketing and sales	4.4%	4.6%
Operations, technology, general and administrative	7.1%	6.7%
In the three months ended March 31, 2016, excluding the impact of equity based compensation and related taxes of $0.3 million and $0.2 million recorded in the three months ended March 31, 2016 and 2015, respectively, customer service costs and merchant processing fees increased by $11.2 million, from $15.8 million in the three months ended March 31, 2015 to $27.0 million primarily due to the increase in net revenue during the three months ended March 31, 2016. Our advertising expenses increased by $39.7 million from $58.0 million in the three months ended March 31, 2015 to $97.7 million in the same period 2016, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the three months ended March 31, 2016 compared to the same period in 2015 primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth in the U.S., partially offset by advertising investments in Europe and Canada.
Excluding the impact of equity based compensation and related taxes of $5.1 million and $3.9 million recorded in the three months ended March 31, 2016 and 2015, respectively, merchandising, marketing and sales expenses increased by $13.4 million, from $19.4 million in the three months ended March 31, 2015 to $32.8 million in the same period of 2016. The increase in merchandising, marketing and sales expenses was due to an increase in headcount primarily to grow and retain our customer base. In the three months ended March 31, 2016, excluding the impact of equity based compensation and related taxes of $5.2 million and $4.0 million recorded in the three months ended March 31, 2016 and 2015, respectively, operations, technology, general and administrative expense increased by $24.2 million from $28.9 million in the three months ended

March 31, 2015 to $53.1 million in the same period of 2016. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, depreciation and amortization and costs related to operating as a public company.
Liquidity and Capital Resources
 Sources of Liquidity

	March 31,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$248,798	$334,176
Short-term investments	$60,656	$51,895
Accounts receivable, net	$11,854	$9,906
Long-term investments	$70,315	$79,883
Working capital	$36,114	$95,297
 Historical Cash Flows

	Three months ended March 31,
	2016	2015
	(in thousands)
Net loss	$(41,205)	$(27,136)
Net cash used in operating activities	$(51,204)	$(35,202)
Other investing activities, net	$(28,247)	$(110,097)
Net cash used in financing activities	$(6,570)	$(4,236)
Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through cash flows generated by operations and, since 2011, also through private sales of convertible redeemable preferred stock and sales of common stock in connection with our IPO. Since inception through March 31, 2016, we have raised a total of approximately $646.0 million from the sale of preferred stock and common stock, net of costs and expenses associated with such financings, or approximately $453.8 million, net of repurchases of our securities and dividends paid to Series A redeemable convertible preferred stockholders.
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
We believe that our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements. Capital expenditures were 2.8% of net revenue for the year ended December 31, 2015, and related primarily to additional capacity to support our supply chain infrastructure, including warehouses and our distribution network, investments in our technology and operational platform, including our mobile platform, and additional resources required to establish and expand our international operations. Capital expenditures were 3.9% of net revenue for the three months ended March 31, 2016, and related primarily to ongoing investments in our technology infrastructure and equipment purchases and improvements for leased warehouses within our expanding supply chain network. While we expect capital expenditures to be approximately 4.0% of net revenues throughout 2016, we expect capital expenditures for the three months ended June 30, 2016 to be approximately 6.0% as we put a new data center online, on top of the continued roll out of our supply chain infrastructure. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in Part II, Item 1A, Risk Factors, of this

Quarterly Report on Form 10-Q. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
Operating Activities
Cash provided by operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, equity-based compensation, and certain other non-cash expenses, as well as the effect of changes in working capital and other activities.
Cash used in operating activities in the three months ended March 31, 2016 was $51.2 million and was driven primarily net loss of $41.2 million, cash used in operating assets and liabilities of $30.0 million, and other non-cash items of $0.2 million, partially offset by certain non-cash items including depreciation and amortization expense of $10.5 million and equity based compensation of $9.7 million. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net loss.
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
 Investing Activities
Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, investment in our sites and software development, purchases and disposal of short-term and long-term investments, and leasehold improvements for our facilities.
Cash used in investing activities in the three months ended March 31, 2016 was $28.2 million and was primarily driven by purchases of property and equipment of $23.9 million, purchases of short-term and long-term investments of $28.5 million, and site and software development costs of $5.5 million, partially offset by net increase in the maturity of short-term investments of $29.6 million.
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
Financing Activities
Cash used in financing activities in the three months ended March 31, 2016 was $6.6 million and was primarily due to $6.6 million statutory minimum taxes paid related to net share settlements of equity awards, partially offset by less than $0.1 million net proceeds from exercise of stock options.
Cash provided by financing activities in the three months ended March 31, 2015 was $4.2 million and was primarily due to $4.3 million statutory minimum taxes paid related to net share settlements of equity awards, partially offset by less than $0.1 million net proceeds from exercise of stock options.
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
Contractual Obligations
For information regarding our contractual obligations, see Note 6, Commitments and Contingencies, in the Notes to the Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. There have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, except as disclosed in Note 6, Commitments and Contingencies, in the Notes to the Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q
Critical Accounting Policies
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.
On September 2, 2015, a putative class action complaint was filed against us in the U.S. District Court for the Southern District of New York (Dingee v. Wayfair Inc., et al., Case No. 1:15-cv-06941) by an individual on behalf of himself and on behalf of all other similarly situated individuals (collectively, the "Dingee Plaintiffs"), under sections 10(b) and 20(a) of the Exchange Act related to a drop in stock price that had followed a report issued by Citron Research. On September 3, a second putative class action complaint was filed, asserting nearly identical claims (Jenkins v. Wayfair Inc., et al., Case No. 1:15-cv-06985). On November 2, 2015, the plaintiff in the Dingee action moved to consolidate the two lawsuits, and to designate himself as lead plaintiff in the class action and his attorney as lead counsel for the class. On November 3, plaintiff in the Jenkins action voluntarily dismissed his complaint. As a result, only the Dingee action remains pending. On November 13, 2015, the court appointed Dingee as lead plaintiff. On January 11, 2016, Dingee filed an amended complaint along with a second named plaintiff, Michael Lamp. The Dingee Plaintiff’s complaint seeks class certification, damages in an unspecified amount, and attorney’s fees and costs. We have moved to dismiss the case; briefing on the motion to dismiss was completed on April 1, 2016 and the parties are awaiting a decision. Should the lawsuit proceed, we intend to defend it vigorously.
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
Item 1A. Risk Factors.
RISK FACTORS
We have identified the risk factors that could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The Company believes that there have been no significant changes during the three months ended March 31, 2016 to the items disclosed in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three months ended March 31, 2016, we issued 303,343 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities were pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.

 Use of Proceeds from Public Offering of Common Stock
On October 1, 2014 the SEC declared our Registration Statement on Form S-1 (File No. 333-198171), as amended, effective in connection with our IPO.
There have been no material changes in the planned use of proceeds from the offering as described in the Registration Statement and in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

WAYFAIR INC.

Date: May 9, 2016	By:	/s/ NIRAJ SHAH
Niraj Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial Officer)