Form 10-Q
period 2016-06-30
Wayfair Inc.
filed 2016-08-09
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class	Outstanding at July 31, 2016
Class A Common Stock, $0.001 par value per share	48,191,578
Class B Common Stock, $0.001 par value per share	36,803,486

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2016

PART I

FINANCIAL INFORMATION

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
Forward-looking statements are based on current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate, although we believe that we have been reasonable in our expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or that known or unknown risks or uncertainties materialize, actual results could vary materially from the Company’s expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.
Factors that could cause or contribute to differences in our future results include the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We qualify all of our forward-looking statements by these cautionary statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$220,299	$334,176
Short-term investments	82,712	51,895
Accounts receivable, net of allowance of $3,229 and $2,767 at June 30, 2016 and December 31, 2015, respectively	14,163	9,906
Inventories	17,396	19,900
Prepaid expenses and other current assets	88,117	76,446
Total current assets	422,687	492,323
Property and equipment, net	179,142	112,325
Goodwill and intangible assets, net	3,309	3,702
Long-term investments	50,527	79,883
Other noncurrent assets	8,303	6,348
Total assets	$663,968	$694,581
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$265,775	$270,913
Accrued expenses	73,500	51,560
Deferred revenue	53,522	50,884
Other current liabilities	32,344	23,669
Total current liabilities	425,141	397,026
Lease financing obligation	29,856	—
Other liabilities	46,887	55,010
Total liabilities	501,884	452,036
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at June 30, 2016 and December 31, 2015	—	—
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 48,105,571 and 45,814,237 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	48	46
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 36,800,012 and 38,496,562 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	37	38
Additional paid-in capital	387,186	378,162
Accumulated deficit	(225,044)	(135,565)
Accumulated other comprehensive loss	(143)	(136)
Total stockholders’ equity	162,084	242,545
Total liabilities and stockholders’ equity	$663,968	$694,581

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net revenue	$786,928	$491,752	$1,534,276	$916,123
Cost of goods sold	598,414	370,951	1,166,706	692,487
Gross profit	188,514	120,801	367,570	223,636
Operating expenses:
Customer service and merchant fees	30,064	18,330	57,414	34,308
Advertising	94,426	61,539	192,103	119,538
Merchandising, marketing and sales	43,273	23,814	81,129	47,048
Operations, technology, general and administrative	69,481	36,591	127,763	69,461
Total operating expenses	237,244	140,274	458,409	270,355
Loss from operations	(48,730)	(19,473)	(90,839)	(46,719)
Interest income, net	531	308	1,083	572
Other income (expense), net	246	(96)	915	(204)
Loss before income taxes	(47,953)	(19,261)	(88,841)	(46,351)
Provision for income taxes	321	73	638	119
Net loss	$(48,274)	$(19,334)	$(89,479)	$(46,470)
Net loss per share, basic and diluted	$(0.57)	$(0.23)	$(1.06)	$(0.56)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	84,786	83,603	84,615	83,407

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(48,274)	$(19,334)	$(89,479)	$(46,470)
Other comprehensive loss:
Foreign currency translation adjustments	(302)	(192)	(635)	(48)
Net unrealized gain (loss) on available-for-sale investments	131	(48)	628	(2)
Comprehensive loss	$(48,445)	$(19,574)	$(89,486)	$(46,520)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(89,479)	$(46,470)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	23,065	14,144
Equity based compensation	20,462	14,234
Other non-cash adjustments	408	749
Changes in operating assets and liabilities:
Accounts receivable	(4,218)	(1,199)
Inventories	2,508	(1,548)
Prepaid expenses and other current assets	(11,650)	(19,533)
Accounts payable and accrued expenses	9,748	2,438
Deferred revenue and other liabilities	22,862	30,583
Other assets	(7)	(147)
Net cash used in operating activities	(26,301)	(6,749)

Cash flows from investing activities
Purchase of short-term and long-term investments	(69,055)	(108,311)
Sale and maturities of short-term investments	67,895	37,000
Purchase of property and equipment	(61,436)	(25,204)
Site and software development costs	(12,263)	(8,426)
Other investing activities, net	—	302
Net cash used in investing activities	(74,859)	(104,639)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(12,374)	(7,837)
Net proceeds from exercise of stock options	130	272
Net cash used in financing activities	(12,244)	(7,565)
Effect of exchange rate changes on cash and cash equivalents	(473)	(332)
Net decrease in cash and cash equivalents	(113,877)	(119,285)

Cash and cash equivalents
Beginning of period	334,176	355,859
End of period	$220,299	$236,574

Supplemental disclosure of non-cash investing activities
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$8,295	$6,312
Construction costs capitalized under finance lease obligations	$8,102	$165

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
The consolidated and condensed financial statements and other disclosures contained in this Quarterly Report on Form 10-Q are those of the Company. The consolidated and condensed balance sheet data as of December 31, 2015 was derived from audited financial statements. The accompanying consolidated and condensed balance sheet as of June 30, 2016, the consolidated statements of operations, consolidated statements of comprehensive loss, and consolidated statements of cash flows for the periods ended June 30, 2016 and 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2016 and statements of operations, comprehensive loss, and cash flows for the periods ended June 30, 2016 and 2015. The financial data and the other information disclosed in these notes to the consolidated and condensed financial statements related to these periods are unaudited.
The consolidated and condensed statements of operations, comprehensive loss, and cash flows for the period ended June 30, 2016 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2016, or for any other period.
2. Summary of Significant Accounting Policies
The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. The Company believes that there have been no significant changes during the six months ended June 30, 2016 to the items disclosed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 other than those noted below.
Property and Equipment
Property and equipment are stated at cost, net of depreciation and amortization. Depreciation and amortization on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Class	Range of Life (In Years)
Furniture and computer equipment	3 to 7
Site and software development costs	2
Leasehold improvements	Lesser of useful life or lease term
Building	30
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of June 30, 2016 and December 31, 2015, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $98.2 million and $96.8 million, respectively. We periodically review our available-for-sale securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period, and our intent to sell. As of June 30, 2016, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. During the three and six months ended June 30, 2016 and 2015, we did not recognize any other-than-temporary impairment loss. The maturities of the Company’s long-term marketable securities generally range from one to three years.

The following tables present details of the Company’s marketable securities as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$44,780	$51	$(3)	$44,828
Commercial paper	2,883	1	—	2,884
Long-term:
Investment securities	50,250	284	(7)	50,527
Total	$97,913	$336	$(10)	$98,239

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$16,908	$—	$(13)	$16,895
Long-term:
Investment securities	80,172	2	(291)	79,883
Total	$97,080	$2	$(304)	$96,778
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

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 based on the three-tier value hierarchy (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$130,644	$—	$—	$130,644
Commercial paper	—	2,884	—	2,884
Short-term investments:
Certificates of deposit	35,000	—	—	35,000
Investment securities	—	44,828	—	44,828

Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	50,527	—	50,527
Total	$170,644	$98,239	$—	$268,883

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$267,300	$—	$—	$267,300
Short-term investments:
Certificates of deposit	35,000	—	—	35,000
Investment securities	—	16,895	—	16,895
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	79,883	—	79,883
Total	$307,300	$96,778	$—	$404,078

4. Intangible Assets and Goodwill
The following table summarizes intangible assets as of June 30, 2016 and December 31, 2015 (in thousands):

	Weighted - Average Amortization Period (Years)	June 30, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,109)	$791
Customer relationships	5	1,300	(758)	542
Non-compete agreements	3 - 5	100	(97)	3
Other intangibles	3	373	(326)	47
Domain names	5	2,687	(2,685)	2
Total		$6,360	$(4,975)	$1,385

	Weighted-Average	December 31, 2015
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(918)	$982
Customer relationships	5	1,300	(628)	672
Non-compete agreements	3 - 5	100	(81)	19
Other intangibles	3	373	(270)	103
Domain names	5	2,687	(2,685)	2
Total		$6,360	$(4,582)	$1,778

Amortization expense related to intangible assets was $0.2 million for the three months ended June 30, 2016 and 2015 and $0.4 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.
Goodwill as of June 30, 2016 was $1.9 million, unchanged from December 31, 2015.
5. Property and Equipment, net
The following table summarizes property and equipment, net as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Furniture and computer equipment	$107,449	$68,416
Site and software development costs	60,968	50,907
Leasehold improvements	49,733	29,315
Construction in progress	14,492	27,563
Building	29,856	—
	262,498	176,201
Less accumulated depreciation and amortization	(83,356)	(63,876)
Property and equipment, net	$179,142	$112,325
Property and equipment depreciation and amortization expense was $12.4 million and $7.2 million for the three months ended June 30, 2016 and 2015, respectively, and $22.7 million and $13.7 million for the six months ended June 30, 2016 and 2015, respectively.
6. Commitments and Contingencies
Leases
The Company leases office and warehouse spaces under non-cancelable leases. These leases expire at various dates through 2027 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Rent expense under operating leases was $7.9 million and $4.6 million in the three months ended June 30, 2016 and 2015, respectively, and $14.8 million and $8.7 million in the six months ended June 30, 2016 and 2015, respectively. The Company has issued letters of credit for approximately $10.4 million and $5.9 million as security for these lease agreements as of June 30, 2016 and December 31, 2015, respectively. The Company has entered into additional leases throughout the United States ("U.S.") and Europe subsequent to December 31, 2015, where the future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year are $359.1 million in the aggregate.
The Company establishes assets and liabilities for the estimated construction costs incurred under lease arrangements where the Company is considered the owner for accounting purposes only, or build-to-suit leases, to the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner, the facilities are accounted for as financing leases.

The construction of one warehouse lease arrangement was completed during the three months ended June 30, 2016, and because the Company concluded it had a letter of credit of $1.2 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. Therefore, the lease is accounted for as a financing obligation and is recorded in "Lease financing obligation" in the Company’s unaudited consolidated and condensed balance sheets. The monthly rent payments made to the lessor under the lease agreement are recorded in the Company’s financial statements as land lease expense and principal and interest on the financing obligation. Interest expense on the lease financing obligation reflects the portion of the Company's monthly lease payments that is allocated to interest expense. For the three and six months ended June 30, 2016, land lease expense and interest expense on lease financing obligation was not material. As of June 30, 2016, future minimum commitments related to the financing obligation were $2.7 million and $11.2 million for principal and interest, respectively, through June 30, 2021.
 Collection of Sales or Other Similar Taxes
 Based on the location of the Company’s current operations, it collects and remits sales tax in Kentucky, Massachusetts, New York, Utah, California, Illinois, Texas, New Jersey, and North Carolina. The Company does not currently collect sales or other similar taxes for the sale of goods in states where no obligation to collect these taxes is required under applicable law. Several states have presented the Company with assessments, alleging that it is required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, not including taxes allegedly owed for periods subsequent to such assessments or interest and penalties after the date the Company last received such assessments, is approximately $28.1 million. The Company does not believe that it was obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, the Company believes a loss is not probable and therefore has not recorded a liability; however, no assurance can be given as to the outcome of these assessments.
Legal Matters
 On September 2, 2015, a putative class action complaint was filed against the Company in the U.S. District Court for the Southern District of New York (Dingee v. Wayfair Inc., et al., Case No. 1:15-cv-06941) by an individual on behalf of himself and on behalf of all other similarly situated individuals, under sections 10(b) and 20(a) of the Exchange Act related to a drop in stock price that had followed a report issued by Citron Research. The Company moved to dismiss all counts in February 2016. On May 24, 2016, the court granted the Company's motion to dismiss the Dingee complaint in its entirety, with prejudice.
On February 2, 2016, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California (Carson, et al., v. Wayfair Inc., Case No. 2:16-cv-00716) by two individuals on behalf of themselves and on behalf of all other similarly situated individuals (collectively, the "Carson Plaintiffs"). The complaint alleged that Wayfair engaged in a deceptive marketing campaign in which the Company advertised certain “original” or “regular” retail prices, which the Carson Plaintiffs alleged were false. In May 2016, the Carson Plaintiffs voluntarily withdrew this action without prejudice.
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
In connection with the IPO, the board of directors of the Company adopted the 2014 Incentive Award Plan ("2014 Plan") to grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The 2014 Plan is administered by the board of directors of the Company with respect to awards to non-employee directors and by the compensation committee with respect to other participants and provides for the issuance of stock options, SARs, restricted stock, RSUs, performance shares, stock payments, cash payments, dividend awards and other incentives. The 2014 Plan authorizes up to 8,603,066 shares of Class A common stock to be issued, of which RSUs for 5,208,379 shares had been issued as of June 30, 2016. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 and 2014 Plans are available for grants of awards under the 2014 Plan. In addition, on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024, the shares available for future grant are increased in accordance with the 2014 Plan.

The following table presents activity relating to stock options for the six months ended June 30, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	279,591	$2.98	5.5
Options exercised	(43,694)	$2.97
Options forfeited/canceled	(176)	$3.42
Outstanding at June 30, 2016	235,721	$2.98	5.0
Exercisable at June 30, 2016	235,706	$2.98	5.0
Expected to vest at June 30, 2016	15	$3.42	5.0
Intrinsic value of stock options exercised was $1.6 million for the six months ended June 30, 2016. Aggregate intrinsic value of stock options outstanding and currently exercisable is $8.5 million. Unrecognized equity based compensation expense related to stock options expected to vest over time is less than $0.1 million with a weighted average remaining vesting term of less than 0.1 years at June 30, 2016.
The following table presents activity relating to restricted common stock for the six months ended June 30, 2016:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	1,993	$4.75
Restricted stock vested	(1,993)	$4.75
Unvested at June 30, 2016	—	$—
Expected to vest at June 30, 2016	—	$—
The intrinsic value of restricted common stock vested was less than $0.1 million for the six months ended June 30, 2016. All restricted common stock shares were fully vested at June 30, 2016.
The following table presents activity relating to RSUs for the six months ended June 30, 2016:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	5,607,867	$28.30
RSUs granted	2,110,220	$39.56
RSUs vested	(854,800)	$21.98
RSUs forfeited/canceled	(250,938)	$31.19
Outstanding at June 30, 2016	6,612,349	$32.59
Expected to vest at June 30, 2016	4,897,025	$33.04
The intrinsic value of RSUs vested was $35.2 million for the six months ended June 30, 2016. Aggregate intrinsic value of RSUs outstanding is $257.9 million as of June 30, 2016. Unrecognized equity based compensation expense related to RSUs expected to vest over time is $131.8 million with a weighted average remaining vesting term of 1.7 years at June 30, 2016.
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

The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through sites operated by third parties and fees from third-party advertising distribution providers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net revenue
Direct Retail	$755,657	$440,297	$1,467,503	$809,694
Other	31,271	51,455	66,773	106,429
Net revenue	$786,928	$491,752	$1,534,276	$916,123
Revenue from external customers for each group of similar products and services are not reported to the CODM. Separate identification of this information for purposes of segment disclosure is impractical, as it is not readily available and the cost to develop it would be excessive. No individual country outside of the United States provided greater than 10% of total revenue.
The following table presents revenue and long-lived assets by geographic area (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Geographic net revenue:
United States	$732,673	$464,667	$1,438,594	$865,244
International (1)	54,255	27,085	95,682	50,879
Total	$786,928	$491,752	$1,534,276	$916,123
(1) In the three and six months ended June 30, 2015, international net revenue included $2.3 million and $4.7 million, respectively, from our Australian business, which we sold in July 2015.

	June 30, 2016	December 31, 2015
Geographic long-lived assets:
United States	$174,070	$110,042
International	5,072	2,283
Total	$179,142	$112,325
9. Income Taxes
Income tax expense was $0.3 million and less than $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.6 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. The income tax expense recorded in the three and six months ended June 30, 2016 and 2015 is primarily related to various foreign income tax assessments, state income taxes and to a lesser extent the amortization of goodwill for tax purposes for which there is no corresponding book deduction.
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
The Company had no unrecognized tax benefits as of June 30, 2016 and December 31, 2015. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

10. Stockholders’ Equity
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of June 30, 2016, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 48,105,571 and 45,814,237 shares of Class A common stock and 36,800,012 and 38,496,562 shares of Class B common stock were outstanding as of June 30, 2016 and December 31, 2015, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. The Class B common stock also has approval rights over certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the IPO through June 30, 2016, 33,853,994 shares of Class B common stock were converted to Class A common stock.
11. Credit Agreement
The Company has a credit agreement with Bank of America, which was renewed on July 31, 2016. The credit agreement provides the Company with a $20.0 million revolving line of credit to support direct borrowings and letters of credit, provided that a maximum of $5.0 million may be applied to direct borrowings under the revolving line of credit, plus an additional $45.0 million credit card program, for a maximum aggregate commitment of $65.0 million. The credit agreement is renewable on an annual basis and, if not renewed, will expire on July 31, 2017. The renewed credit agreement is on substantially the same terms and conditions as the prior credit agreement. Subject to the terms and conditions of the credit agreement, advances under the line of credit, if any, will bear interest at the LIBOR rate, plus 1.75%. Under the credit agreement, the Company is also required to maintain certain covenants, including debt service coverage, tangible net worth and unencumbered liquid assets, with which the Company was compliant at June 30, 2016 and December 31, 2015. The Company did not borrow any amounts under the credit agreement during the three and six months ended June 30, 2016 and the year ended December 31, 2015.
12. Net Loss per Share
Basic and diluted net loss per share is presented using the two class method required for participating securities. Class A and Class B common stock are the only outstanding equity in the Company since our IPO in October 2014. For additional information on the rights of the holders of Class A and Class B common stock, see Note 10, Stockholders' Equity, in the Notes to the Unaudited Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period. The Company's common stock equivalents consist of shares issuable upon the release of restricted stock units, and to a lesser extent, the incremental shares of common stock issuable upon the exercise of stock options and unvested restricted stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The Company's basic and diluted net loss per share are the same because the Company has generated net loss and common stock equivalents are excluded from diluted net loss per share because they have an antidilutive impact.
The Company allocates undistributed earnings between the classes on a one-to-one basis when computing net loss per share. As a result, basic and diluted net loss per Class A and Class B shares are equivalent.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(48,274)	$(19,334)	$(89,479)	$(46,470)
Weighted average common shares used for basic and diluted net loss per share computation	84,786	83,603	84,615	83,407
Net loss per share:
Basic and Diluted	$(0.57)	$(0.23)	$(1.06)	$(0.56)
The following have been excluded from the computation of basic and diluted net loss per share as their effect would have been antidilutive:

	Three and six months ended June 30,
	2016	2015
Stock options	235,721	337,148
Restricted stock	—	12,563
Restricted stock units	6,612,349	4,841,186
Total	6,848,070	5,190,897
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated and condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We founded our company in May 2002 and have since delivered over 32 million orders. From 2003 to 2011, we grew our net revenue organically from $7.7 million to $517.3 million, representing a 69.2% CAGR. In late 2011, we made the strategic decision to close and permanently redirect over 240 of our niche websites into Wayfair.com to create a one-stop shop for furniture, décor, decorative accents, housewares, seasonal décor and other home goods and to build brand awareness, drive customer loyalty and increase repeat purchasing. We also changed our name from CSN Stores LLC to Wayfair LLC.
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
In the three and six months ended June 30, 2016, we generated net revenue of $786.9 million and $1,534.3 million, increases of 60.0% and 67.5%, respectively, over the same periods in 2015. Our net revenue in the three and six months ended June 30, 2016 included $755.7 million and $1,467.5 million, respectively, from Direct Retail, which we define as sales generated primarily through the sites of our five brands. Our net revenue in the three and six months ended June 30, 2016 included $31.3 million and $66.8 million, respectively, from Other, which we define as net revenue generated primarily online through third parties, which we refer to as our retail partners, net revenue from media advertisers, and net revenue from our logistics program.
In the three months ended June 30, 2016, we generated a net loss of $48.3 million and Adjusted EBITDA of $(24.9) million, increases of $28.9 million and $19.9 million, respectively, over the same periods in 2015. Our net loss and Adjusted EBITDA results were driven primarily by our increased investment in advertising, including in Europe and Canada, and investment in headcount across our global business. For additional information about Adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of Adjusted EBITDA to net loss, the most directly comparable generally accepted accounting principle (“GAAP”) financial measure, refer to Key Financial and Operating Metrics below.

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
We use the following metrics to assess the near-term and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Three months ended June 30,
	2016	2015	% Change
Consolidated Financial Metrics
Net Revenue	$786,928	$491,752	60.0%
Adjusted EBITDA	$(24,857)	$(4,972)
Free cash flow	$(19,418)	$10,989
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$755,657	$440,297	71.6%
Active Customers	6,672	4,044	65.0%
LTM Net Revenue per Active Customer	$404	$357	13.2%
Orders Delivered	2,930	1,959	49.6%
Average Order Value	$258	$225	14.7%

	Six months ended June 30,
	2016	2015	% Change
Consolidated Financial Metrics
Net Revenue	$1,534,276	$916,123	67.5%
Adjusted EBITDA	$(45,817)	$(17,312)
Free cash flow	$(100,000)	$(40,379)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$1,467,503	$809,694	81.2%
Active Customers	6,672	4,044	65.0%
LTM Net Revenue per Active Customer	$404	$357	13.2%
Orders Delivered	5,926	3,756	57.8%
Average Order Value	$248	$216	14.8%

Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as loss before depreciation and amortization, equity-based compensation and related taxes, interest and other income and expense, provision for income taxes, and non-recurring items. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
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
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA
Net loss	$(48,274)	$(19,334)	$(89,479)	$(46,470)
Depreciation and amortization	12,578	7,400	23,065	14,144
Equity based compensation and related taxes	11,295	7,101	21,957	15,263
Interest (income), net	(531)	(308)	(1,083)	(572)
Other (income) expense, net	(246)	96	(915)	204
Provision for income taxes	321	73	638	119
Adjusted EBITDA	$(24,857)	$(4,972)	$(45,817)	$(17,312)
Free Cash Flow
To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this Quarterly Report on Form 10-Q free cash flow, a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities less net cash used to purchase property and equipment and site and software development costs. We have provided a reconciliation below of free cash flow to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure.
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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net cash provided by (used in) operating activities	$24,903	$28,453	$(26,301)	$(6,749)
Purchase of property and equipment	(37,509)	(13,153)	(61,436)	(25,204)
Site and software development costs	(6,812)	(4,311)	(12,263)	(8,426)
Free cash flow	$(19,418)	$10,989	$(100,000)	$(40,379)

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
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and those set forth under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Results of Consolidated Operations (in thousands)
Comparison of the three months ended June 30, 2016 and 2015
Net revenue

	Three months ended June 30,
	2016	2015	% Change
Net revenue
Direct Retail	$755,657	$440,297	71.6%
Other	31,271	51,455	(39.2)%
Net revenue	$786,928	$491,752	60.0%
In the three months ended June 30, 2016, net revenue increased by $295.2 million, or 60.0% compared to the same period in 2015, primarily as a result of an increase in Direct Retail net revenue. In the three months ended June 30, 2016, Direct Retail net revenue increased by $315.4 million, or 71.6% compared to the same period in 2015, primarily due to sales to a larger customer base, as the number of active customers increased 65.0% in the three months ended June 30, 2016 compared to the same period in 2015. Additionally, LTM net revenue per active customer increased 13.2% in the three months ended June 30, 2016 compared with the same period in 2015. The $20.2 million or 39.2% decrease in other revenue in the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
Cost of goods sold

	Three months ended June 30,
	2016	2015	% Change
Cost of goods sold
Cost of goods sold	$598,414	$370,951	61.3%
As a percentage of net revenue	76.0%	75.4%
In the three months ended June 30, 2016, cost of goods sold increased by $227.5 million, or 61.3%, compared to the same period in 2015. Of the increase in cost of goods sold, $186.3 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $41.2 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue increased in the three months ended June 30, 2016 compared to the same period in 2015 as a result of changes in the mix of the products sold.

Operating expenses

	Three months ended June 30,
	2016	2015	% Change
Customer service and merchant fees (1)	$30,064	$18,330	64.0%
Advertising	94,426	61,539	53.4%
Merchandising, marketing and sales (1)	43,273	23,814	81.7%
Operations, technology, general and administrative (1)	69,481	36,591	89.9%
	$237,244	$140,274	69.1%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.8%	3.7%
Advertising	12.0%	12.5%
Merchandising, marketing and sales (1)	5.5%	4.7%
Operations, technology, general and administrative (1)	8.8%	7.6%
	30.1%	28.5%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended June 30,
	2016	2015
Customer service and merchant fees	$528	$288
Merchandising, marketing and sales	5,221	3,204
Operations, technology, general and administrative	5,459	3,530
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended June 30,
	2016	2015

Customer service and merchant fees	3.8%	3.7%
Merchandising, marketing and sales	4.8%	4.2%
Operations, technology, general and administrative	8.1%	6.7%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $11.5 million in the three months ended June 30, 2016 compared to the same period in 2015, primarily due to the increase in net revenue during the three months ended June 30, 2016.
Our advertising expenses increased by $32.9 million in the three months ended June 30, 2016 compared to the same period in 2015, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the three months ended June 30, 2016 compared to the same period in 2015, primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth in the United States, partially offset by advertising investments in Europe and Canada.
Excluding the impact of equity based compensation and related taxes, merchandising, marketing and sales expenses increased by $17.5 million in the three months ended June 30, 2016 compared to the same period in 2015, primarily due to the increase in headcount to grow and retain our customer base.
Excluding the impact of equity based compensation and related taxes, operations, technology, general and administrative expense increased by $30.9 million in the three months ended June 30, 2016 compared to the same period in 2015. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Comparison of the six months ended June 30, 2016 and 2015
Net revenue

	Six months ended June 30,
	2016	2015	% Change
Net revenue
Direct Retail	$1,467,503	$809,694	81.2%
Other	66,773	106,429	(37.3)%
Net revenue	$1,534,276	$916,123	67.5%
In the six months ended June 30, 2016, net revenue increased by $618.2 million, or 67.5% compared to the same period in 2015, primarily as a result of an increase in Direct Retail net revenue. In the six months ended June 30, 2016, Direct Retail net revenue increased by $657.8 million, or 81.2% compared to the same period in 2015, primarily due to sales to a larger customer base, as the number of active customers increased 65.0% in the six months ended June 30, 2016 compared to the same period in 2015. Additionally, LTM net revenue per active customer increased 13.2% in the six months ended June 30, 2016 compared with the same period in 2015. The $39.7 million or 37.3% decrease in other revenue in the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
 Cost of goods sold

	Six months ended June 30,
	2016	2015	% Change
Cost of goods sold
Cost of goods sold	$1,166,706	$692,487	68.5%
As a percentage of net revenue	76.0%	75.6%
In the six months ended June 30, 2016, cost of goods sold increased by $474.2 million, or 68.5%, compared to the same period in 2015. Of the increase in cost of goods sold, $387.4 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs decreased $86.8 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue increased in the six months ended June 30, 2016 compared to the same period in 2015 as a result of changes in the mix of the products sold.

Operating expenses

	Six months ended June 30,
	2016	2015	% Change
Customer service and merchant fees (1)	$57,414	$34,308	67.3%
Advertising	192,103	119,538	60.7%
Merchandising, marketing and sales (1)	81,129	47,048	72.4%
Operations, technology, general and administrative (1)	127,763	69,461	83.9%
	$458,409	$270,355	69.6%
As a percentage of net revenue
Customer service and merchant fees (1)	3.7%	3.7%
Advertising	12.5%	13.1%
Merchandising, marketing and sales (1)	5.3%	5.1%
Operations, technology, general and administrative (1)	8.3%	7.6%
	29.8%	29.5%
(1) Includes equity-based compensation and related taxes as follows:

	Six months ended June 30,
	2016	2015
Customer service and merchant fees	$861	$507
Merchandising, marketing and sales	10,322	7,070
Operations, technology, general and administrative	10,629	7,536
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Six months ended June 30,
	2016	2015

Customer service and merchant fees	3.7%	3.7%
Merchandising, marketing and sales	4.6%	4.4%
Operations, technology, general and administrative	7.6%	6.7%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $22.8 million in the six months ended June 30, 2016 compared to the same period in 2015, primarily due to the increase in net revenue during the six months ended June 30, 2016.
Our advertising expenses increased by $72.6 million in the six months ended June 30, 2016 compared to the same period in 2015, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the six months ended June 30, 2016 compared to the same period in 2015 primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth in the United States, partially offset by advertising investments in Europe and Canada.
Excluding the impact of equity based compensation and related taxes, merchandising, marketing and sales expenses increased by $30.8 million in the six months ended June 30, 2016 compared to the same period in 2015, primarily due to an increase in headcount to grow and retain our customer base.
Excluding the impact of equity based compensation and related taxes operations, technology, general and administrative expense increased by $55.2 million in the six months ended June 30, 2016 compared to the same period in 2015. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Liquidity and Capital Resources
 Sources of Liquidity

	June 30,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$220,299	$334,176
Short-term investments	$82,712	$51,895
Accounts receivable, net	$14,163	$9,906
Long-term investments	$50,527	$79,883
Working capital	$(2,454)	$95,297
 Historical Cash Flows

	Six months ended June 30,
	2016	2015
	(in thousands)
Net loss	$(89,479)	$(46,470)
Net cash used in operating activities	$(26,301)	$(6,749)
Net cash used in investing activities	$(74,859)	$(104,639)
Net cash used in financing activities	$(12,244)	$(7,565)
Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through cash flows generated by operations and, since 2011, also through private sales of convertible redeemable preferred stock and sales of common stock in connection with our IPO. Since inception through June 30, 2016, we have raised a total of approximately $646.0 million from the sale of preferred stock and common stock, net of costs and expenses associated with such financings, or approximately $453.8 million, net of repurchases of our securities and dividends paid to Series A redeemable convertible preferred stockholders.
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
We believe that our existing cash and cash equivalents and investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements. Capital expenditures were 2.8% of net revenue for the year ended December 31, 2015, and related primarily to additional capacity to support our supply chain infrastructure, including warehouses and our distribution network, investments in our technology and operational platform, including our mobile platform, and additional resources required to establish and expand our international operations. Capital expenditures were 5.6% of net revenue for the three months ended June 30, 2016, and related primarily to putting a new data center online, our ongoing investments in our technology infrastructure, and equipment purchases and improvements for leased warehouses within our expanding supply chain network. We expect capital expenditures to be approximately 4.0% of net revenue for the full year 2016, as we continue our investment in our technology infrastructure and roll out our supply chain network. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth under in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

Operating Activities
Cash provided by operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, equity-based compensation, and certain other non-cash expenses, as well as the effect of changes in working capital and other activities.
Cash used in operating activities in the six months ended June 30, 2016 was $26.3 million and was driven primarily by net loss of $89.5 million, partially offset by certain non-cash items including depreciation and amortization expense of $23.1 million and equity based compensation of $20.5 million, cash provided by operating assets and liabilities of $19.2 million, and other non-cash items of $0.4 million. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net loss.
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
Cash used in investing activities in the six months ended June 30, 2016 was $74.9 million and was primarily driven by purchases of short-term and long-term investments of $69.1 million, purchases of property and equipment of $61.4 million, and site and software development costs of $12.3 million, partially offset by net increase in the maturity of short-term investments of $67.9 million.
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
Financing Activities
Cash used in financing activities in the six months ended June 30, 2016 was $12.2 million and was primarily due to $12.3 million statutory minimum taxes paid related to net share settlements of equity awards, partially offset by $0.1 million net proceeds from exercise of stock options.
Cash used in financing activities in the six months ended June 30, 2015 was $7.6 million and was primarily due to $7.8 million statutory minimum taxes paid related to net share settlements of equity awards, partially offset by $0.2 million net proceeds from exercise of stock options.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings
On September 2, 2015, a putative class action complaint was filed against us in the U.S. District Court for the Southern District of New York (Dingee v. Wayfair Inc., et al., Case No. 1:15-cv-06941) by an individual on behalf of himself and on behalf of all other similarly situated individuals, under sections 10(b) and 20(a) of the Exchange Act related to a drop in stock price that had followed a report issued by Citron Research. We moved to dismiss all counts in February 2016. On May 24, 2016, the court granted our motion to dismiss the Dingee complaint in its entirety, with prejudice.
On February 2, 2016, a putative class action complaint was filed against us in the U.S. District Court for the Central District of California (Carson, et al., v. Wayfair Inc., Case No. 2:16-cv-00716) by two individuals on behalf of themselves and on behalf of all other similarly situated individuals (collectively, the "Carson Plaintiffs"). The complaint alleged that Wayfair engaged in a deceptive marketing campaign in which we advertised certain “original” or “regular” retail prices, which the Carson Plaintiffs alleged were false. In May 2016, the Carson Plaintiffs voluntarily withdrew this action without prejudice.
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
Item 1A. Risk Factors
RISK FACTORS
There are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three months ended June 30, 2016, we issued 248,431 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities were pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.
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

Item 6.    Exhibits.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Filing Date/Period End Date
10.1	Amendment No. 4 to Loan Agreement, dated as of July 31, 2016, by and between Bank of America, N.A. and Wayfair LLC.	8-K	8/4/2016

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYFAIR INC.

Date: August 9, 2016	By:	/s/ NIRAJ SHAH
Niraj Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial Officer)