Form 10-K/A
period 2015-12-31
Wayfair Inc.
filed 2016-10-31
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders were incorporated by reference into the Annual Report on Form 10-K that this filing amends. Such Proxy Statement was filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after the end of the fiscal year to which this report relates.

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (the "Amendment") to the Annual Report on Form 10-K of Wayfair Inc. (the "Company") for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on February 29, 2016 (the "Original Filing"), as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on March 2, 2016 (the "Prior Amendment"), is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed.
Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing, as amended by the Prior Amendment. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, the Prior Amendment, and the Company's filings made with the SEC subsequent to the filing of the Original Filing.

PART IV
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
Niraj Shah
President and Chief Executive Officer
Date: October 31, 2016

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
2.1	Contribution and Exchange Agreement dated as of August 15, 2014 between the Company and the other and the other parties thereto		S-1	333-198171	8/15/2014	2.1
3.1	Restated Certificate of Incorporation of the Company		8-K	001-36666	10/8/2014	3.1
3.2	Amended and Restated Bylaws of the Company		8-K	001-36666	10/8/2014	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock of the Company		S-1	333-198171	9/19/2014	4.1
10.1	Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.1
10.2	Form of Deferred Unit Agreement under the Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.2
10.3	2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.3
10.4	Form of Option Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.4
10.5	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.5
10.6	Form of Restricted Stock Award Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.6
10.7	Investors' Rights Agreement, dated August 15, 2014, by and among the Company and the other parties thereto		10-K	001-36666	3/19/2015	10.7
10.8	Form of Indemnification Agreement for Directors and Officers		S-1	333-198171	8/15/2014	10.8
10.9	Office Lease dated April 18, 2013 between Copley Place Associates, LLC and the Company, as amended by the First Amendment to Lease dated February 11, 2014, as further amended by the Second Amendment to Lease dated October 24, 2014, as further amended by the Third Amendment to Lease dated October 8, 2015, and as further amended by the Fourth Amendment to Lease dated February 3, 2016		10-K	001-36666	2/29/2016	10.9

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.10	Wayfair International Assignment Agreement dated April 1, 2015 between the Company and John Mulliken		10-Q	001-36666	5/15/2015	10.10
10.11	Form of Amended and Restated Letter Agreement dated May 6, 2014 between the Company and each of Niraj Shah and Steven Conine		S-1	333-198171	8/15/2014	10.11
10.12	Letter Agreement dated October 2, 2013 between the Company and Michael Fleisher, as amended May 5, 2014		S-1	333-198171	8/15/2014	10.12
10.13	Loan Agreement dated October 29, 2012 between Bank of America, N.A. and the Company, as amended by amendments dated October 29, 2013, June 6, 2014 and July 31, 2015		10-K	001-36666	2/29/2016	10.13
21.1	Subsidiaries of the Company		10-K	001-36666	2/29/2016	21.1
23.1	Consent of Ernst & Young LLP		10-K	001-36666	2/29/2016	23.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K/A	001-36666	3/2/2016	32.1
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K/A	001-36666	3/2/2016	32.2
101.INS	XBRL Instance Document		10-K	001-36666	2/29/2016	101.INS
101.SCH	XBRL Taxonomy Schema Linkbase Document		10-K	001-36666	2/29/2016	101.SCH

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
101.CAL	XBRL Taxonomy Calculation Linkbase Document		10-K	001-36666	2/29/2016	101.CAL
101.DEF	XBRL Taxonomy Definition Linkbase Document		10-K	001-36666	2/29/2016	101.DEF
101.LAB	XBRL Taxonomy Labels Linkbase Document		10-K	001-36666	2/29/2016	101.LAB
101.PRE	XBRL Taxonomy Presentation Linkbase Document		10-K	001-36666	2/29/2016	101.PRE