Form 10-Q/A
period 2016-03-31
Wayfair Inc.
filed 2016-10-31
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the "Amendment") to the Quarterly Report on Form 10-Q of Wayfair Inc. (the "Company") for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission (the "SEC") on May 9, 2016 (the "Original Filing"), is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed.
Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART II
Item 6. Exhibits
See the Exhibit Index immediately following the signature page of this report, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYFAIR INC.
By:	/s/ NIRAJ SHAH
Niraj Shah
President and Chief Executive Officer
Date: October 31, 2016

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-Q	001-36666	5/9/2016	32.1
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-Q	001-36666	5/9/2016	32.2
101.INS	XBRL Instance Document		10-Q	001-36666	5/9/2016	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document		10-Q	001-36666	5/9/2016	101.SCH
101.CAL	XBRL Taxonomy Calculation Linkbase Document		10-Q	001-36666	5/9/2016	101.CAL
101.DEF	XBRL Taxonomy Definition Linkbase Document		10-Q	001-36666	5/9/2016	101.DEF
101.LAB	XBRL Taxonomy Labels Linkbase Document		10-Q	001-36666	5/9/2016	101.LAB
101.PRE	XBRL Taxonomy Presentation Linkbase Document		10-Q	001-36666	5/9/2016	101.PRE