Form 10-Q/A
period 2016-06-30
Wayfair Inc.
filed 2016-10-31
CIK 1616707

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the "Amendment") to the Quarterly Report on Form 10-Q of Wayfair Inc. (the "Company") for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission (the "SEC") on August 9, 2016 (the "Original Filing"), is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed.
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
Niraj Shah
President and Chief Executive Officer
Date: October 31, 2016

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.1	Amendment No. 4 to Loan Agreement, dated as of July 31, 2016, by and between Bank of America, N.A. and Wayfair LLC.		8-K	001-36666	8/4/2016	10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-Q	001-36666	8/9/2016	32.1
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-Q	001-36666	8/9/2016	32.2
101.INS	XBRL Instance Document		10-Q	001-36666	8/9/2016	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document		10-Q	001-36666	8/9/2016	101.SCH
101.CAL	XBRL Taxonomy Calculation Linkbase Document		10-Q	001-36666	8/9/2016	101.CAL
101.DEF	XBRL Taxonomy Definition Linkbase Document		10-Q	001-36666	8/9/2016	101.DEF
101.LAB	XBRL Taxonomy Labels Linkbase Document		10-Q	001-36666	8/9/2016	101.LAB
101.PRE	XBRL Taxonomy Presentation Linkbase Document		10-Q	001-36666	8/9/2016	101.PRE