Form 10-Q
period 2016-09-30
Wayfair Inc.
filed 2016-11-08
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class	Outstanding at October 31, 2016
Class A Common Stock, $0.001 par value per share	49,450,946
Class B Common Stock, $0.001 par value per share	36,091,181

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2016

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

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$208,344	$334,176
Short-term investments	84,471	51,895
Accounts receivable, net of allowance of $2,675 and $2,767 at September 30, 2016 and December 31, 2015, respectively	16,689	9,906
Inventories	19,188	19,900
Prepaid expenses and other current assets	87,417	76,446
Total current assets	416,109	492,323
Property and equipment, net	211,285	112,325
Goodwill and intangible assets, net	4,530	3,702
Long-term investments	41,718	79,883
Other noncurrent assets	10,477	6,348
Total assets	$684,119	$694,581
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$312,306	$270,913
Accrued expenses	68,289	51,560
Deferred revenue	55,383	50,884
Other current liabilities	37,014	23,669
Total current liabilities	472,992	397,026
Lease financing obligation	28,900	—
Other liabilities	71,723	55,010
Total liabilities	573,615	452,036
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at September 30, 2016 and December 31, 2015	—	—
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 49,303,861 and 45,814,237 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	49	46
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 36,100,764 and 38,496,562 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	36	38
Additional paid-in capital	396,949	378,162
Accumulated deficit	(285,984)	(135,565)
Accumulated other comprehensive loss	(546)	(136)
Total stockholders’ equity	110,504	242,545
Total liabilities and stockholders’ equity	$684,119	$694,581

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net revenue	$861,525	$593,972	$2,395,801	$1,510,095
Cost of goods sold	659,864	452,586	1,826,570	1,145,073
Gross profit	201,661	141,386	569,231	365,022
Operating expenses:
Customer service and merchant fees	33,872	21,109	91,286	55,417
Advertising	101,333	70,711	293,436	190,249
Merchandising, marketing and sales	48,550	27,083	129,679	74,131
Operations, technology, general and administrative	79,526	41,120	207,289	110,581
Total operating expenses	263,281	160,023	721,690	430,378
Loss from operations	(61,620)	(18,637)	(152,459)	(65,356)
Interest (expense) income, net	(292)	325	791	897
Other income, net	889	2,746	1,804	2,542
Loss before income taxes	(61,023)	(15,566)	(149,864)	(61,917)
(Benefit from) provision for income taxes	(83)	(88)	555	31
Net loss	$(60,940)	$(15,478)	$(150,419)	$(61,948)
Net loss per share, basic and diluted	$(0.72)	$(0.18)	$(1.77)	$(0.74)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	85,105	83,886	84,779	83,569

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(60,940)	$(15,478)	$(150,419)	$(61,948)
Other comprehensive loss:
Foreign currency translation adjustments	(240)	371	(875)	323
Net unrealized (loss) gain on available-for-sale investments	(163)	(67)	465	(69)
Comprehensive loss	$(61,343)	$(15,174)	$(150,829)	$(61,694)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(150,419)	$(61,948)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	38,528	23,351
Equity based compensation	35,188	21,741
Gain on sale of a business	—	(2,997)
Other non-cash adjustments	(134)	1,395
Changes in operating assets and liabilities:
Accounts receivable	(6,773)	(3,832)
Inventories	716	(2,778)
Prepaid expenses and other current assets	(12,493)	(28,419)
Accounts payable and accrued expenses	53,443	60,340
Deferred revenue and other liabilities	33,556	37,927
Other assets	(2,292)	(25)
Net cash (used in) provided by operating activities	(10,680)	44,755

Cash flows from investing activities
Purchase of short-term and long-term investments	(76,458)	(141,309)
Sale and maturities of short-term investments	82,060	78,715
Purchase of property and equipment	(81,844)	(36,695)
Site and software development costs	(21,444)	(13,107)
Cash received from the sale of a business, net of cash sold	1,508	2,860
Other investing activities, net	(1,000)	302
Net cash used in investing activities	(97,178)	(109,234)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(18,426)	(12,899)
Net proceeds from exercise of stock options	166	374
Net cash used in financing activities	(18,260)	(12,525)
Effect of exchange rate changes on cash and cash equivalents	286	(165)
Net decrease in cash and cash equivalents	(125,832)	(77,169)

Cash and cash equivalents
Beginning of period	334,176	355,859
End of period	$208,344	$278,690

Supplemental disclosure of non-cash investing activities
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$5,744	$2,636
Construction costs capitalized under finance lease obligations	$29,726	$8,687

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

Notes to Consolidated and Condensed Financial Statements
(Unaudited)

1. Basis of Presentation
Wayfair Inc. (the “Company”) is an e-commerce business offering visually inspiring browsing, compelling merchandising, easy product discovery and attractive prices for over seven million products from over 7,000 suppliers across five distinct brands—Wayfair, Joss & Main, AllModern, DwellStudio, and Birch Lane. In addition to generating net revenue through Direct Retail sales, which includes all sales generated primarily through the Company’s websites, mobile optimized websites, and mobile applications (“sites”), net revenue is also generated through sites operated by third parties and through third party advertising distribution providers that pay the Company based on the number of advertisement related clicks, actions, or impressions for advertisements placed on the Company’s sites.
The consolidated and condensed financial statements and other disclosures contained in this Quarterly Report on Form 10-Q are those of the Company. The consolidated and condensed balance sheet data as of December 31, 2015 was derived from audited financial statements. The accompanying consolidated and condensed balance sheet as of September 30, 2016, the consolidated statements of operations, consolidated statements of comprehensive loss, and consolidated statements of cash flows for the periods ended September 30, 2016 and 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2016 and statements of operations, comprehensive loss, and cash flows for the periods ended September 30, 2016 and 2015. The financial data and the other information disclosed in these notes to the consolidated and condensed financial statements related to these periods are unaudited.
The consolidated and condensed statements of operations, comprehensive loss, and cash flows for the period ended September 30, 2016 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2016, or for any other period.
2. Summary of Significant Accounting Policies
The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. The Company believes that there have been no significant changes during the nine months ended September 30, 2016 to the items disclosed in Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 other than those noted below.
Marketable Securities
The Company classifies its marketable securities as "available-for-sale" securities. Available-for-sale securities are classified as short term investments and long-term investments on the consolidated balance sheets and are carried at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are recorded, net of taxes, in the "Accumulated other comprehensive loss" caption of the Company’s consolidated balance sheets. Unrealized losses, excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that the Company (i) does not intend to sell and (ii) will not be required to sell below cost are also recorded, net of taxes, in "Accumulated other comprehensive loss." Further, the Company does not believe it will be required to sell such securities below cost. Therefore, the only other-than-temporary losses the Company records in "Other income, net" in its consolidated statements of operations are related to credit losses. As of September 30, 2016, the Company’s available-for-sale securities consisted of investment securities. The maturities of the Company’s long-term marketable securities generally range from one to three years. As of September 30, 2016, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. The cost basis of a marketable security sold is determined by the Company using the specific identification method.

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
The Company recognizes revenue for product sales generated through the sites of the Company's five distinct brands and through sites operated by third parties only when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company recognizes net revenue from sales of its products upon delivery to the customer. The Company records product revenue at the gross amount as the Company is the primary obligor with the customer and provides the primary customer service for all products sold, has latitude in establishing price and selecting products sold, has discretion in selecting suppliers of products sold, maintains inventory risk from shipment through delivery date and upon accepting returns, and has credit risk. Net revenue includes shipping costs charged to the customer and is recorded net of taxes collected from customers, which are remitted to governmental authorities. Cash discounts, returns and rebates are deducted from gross revenue in determining net revenue. In addition, the Company defers revenue when cash is collected from its customer prior to the satisfaction of the revenue recognition criteria.
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
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of September 30, 2016 and December 31, 2015, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $101.2 million and $96.8 million, respectively. We periodically review our available-for-sale securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period, and our intent to sell. As of September 30, 2016, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. During the three and nine months ended September 30, 2016 and 2015, we did not recognize any other-than-temporary impairment loss. The maturities of the Company’s long-term marketable securities generally range from one to three years. The cost basis of a marketable security sold is determined by the Company using the specific identification method. During the three and nine months ended September 30, 2016 and 2015, we did not have any realized gains or losses.

 The following tables present details of the Company’s marketable securities as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$54,327	$21	$(10)	$54,338
Commercial paper	5,135	—	(2)	5,133
Long-term:
Investment securities	41,564	163	(9)	41,718
Total	$101,026	$184	$(21)	$101,189

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$16,908	$—	$(13)	$16,895
Long-term:
Investment securities	80,172	2	(291)	79,883
Total	$97,080	$2	$(304)	$96,778
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

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 based on the three-tier value hierarchy (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$88,265	$—	$—	$88,265
Commercial paper	—	5,133	—	5,133
Short-term investments:
Certificates of deposit	25,000	—	—	25,000
Investment securities	—	54,338	—	54,338
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	41,718	—	41,718
Total	$118,265	$101,189	$—	$219,454

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$267,300	$—	$—	$267,300
Short-term investments:
Certificates of deposit	35,000	—	—	35,000
Investment securities	—	16,895	—	16,895
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	79,883	—	79,883
Total	$307,300	$96,778	$—	$404,078
4. Intangible Assets and Goodwill
The following table summarizes intangible assets as of September 30, 2016 and December 31, 2015 (in thousands):

	Weighted - Average Amortization Period (Years)	September 30, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,203)	$697
Technology	3	1,453	(40)	$1,413
Customer relationships	5	1,300	(823)	477
Other intangibles	3	373	(354)	19
Total		$5,026	$(2,420)	$2,606

	Weighted - Average Amortization Period (Years)	December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(918)	$982
Customer relationships	5	1,300	(628)	672
Non-compete agreements	3 - 5	100	(81)	19
Other intangibles	3	373	(270)	103
Domain names	5	2,687	(2,685)	2
Total		$6,360	$(4,582)	$1,778

Amortization expense related to intangible assets was $0.2 million for the three months ended September 30, 2016 and 2015, and $0.6 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively.
Goodwill as of September 30, 2016 was $1.9 million, unchanged from December 31, 2015.
5. Property and Equipment, net
The following table summarizes property and equipment, net as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Furniture and computer equipment	$127,565	$68,416
Site and software development costs	68,906	50,907
Leasehold improvements	58,322	29,315
Construction in progress	23,364	27,563
Building (leased - Note 6)	29,856	—
	308,013	176,201
Less accumulated depreciation and amortization	(96,728)	(63,876)
Property and equipment, net	$211,285	$112,325
Property and equipment depreciation and amortization expense was $15.2 million and $9.0 million for the three months ended September 30, 2016 and 2015, respectively, and $37.9 million and $22.7 million for the nine months ended September 30, 2016 and 2015, respectively.
6. Commitments and Contingencies
Leases
The Company leases office and warehouse spaces under non-cancelable leases. These leases expire at various dates through 2027 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Rent expense under operating leases was $9.1 million and $3.8 million in the three months ended September 30, 2016 and 2015, respectively, and $23.9 million and $12.3 million in the nine months ended September 30, 2016 and 2015, respectively. The Company has issued letters of credit for approximately $10.6 million and $5.9 million as security for these lease agreements as of September 30, 2016 and December 31, 2015, respectively. The Company has entered into additional leases throughout the United States ("U.S.") and Europe subsequent to December 31, 2015, where the future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year are $358.5 million in the aggregate.
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

The construction of one warehouse lease arrangement was completed during the three months ended June 30, 2016, and because the Company concluded it had a letter of credit of $1.2 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. Therefore, the lease was accounted for as a financing obligation and $28.9 million was recorded in "Lease financing obligation" in the Company’s unaudited consolidated and condensed balance sheets. The monthly rent payments made to the lessor under the lease agreement are recorded in the Company’s financial statements as land lease expense and principal and interest on the financing obligation. Interest expense on the lease financing obligation reflects the portion of the Company's monthly lease payments that is allocated to interest expense. For the three and nine months ended September 30, 2016, land lease expense was $0.1 million and interest expense on lease financing obligation was $0.8 million. As of September 30, 2016, future minimum commitments related to the financing obligation were $2.1 million and $12.0 million for principal and interest, respectively, through September 30, 2021.
 Collection of Sales or Other Similar Taxes
 Based on the location of the Company’s current operations, it collects and remits sales tax in Kentucky, Massachusetts, New York, Utah, California, Illinois, Texas, New Jersey, and North Carolina. The Company does not currently collect sales or other similar taxes for the sale of goods in states where no obligation to collect these taxes is required under applicable law. Several states have presented the Company with assessments, alleging that it is required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, not including taxes allegedly owed for periods subsequent to such assessments or interest and penalties after the date the Company last received such assessments, is approximately $28.2 million. The Company does not believe that it was obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, the Company believes a loss is not probable and therefore has not recorded a liability; however, no assurance can be given as to the outcome of these assessments.
Legal Matters
In September 2016, a putative class action complaint was filed against the Company in the Superior Court of the province of Quebec (Naomi Zouzout v. Wayfair LLC, Case No. PQ 500-06-000809-166) by an individual on behalf of herself and on behalf of all other similarly situated individuals alleging violations of various Canadian consumer protection statutes. Among other remedies, this lawsuit seeks compensatory and punitive money damages, costs, and various fees. The Company intends to defend the lawsuit vigorously. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
From time to time the Company is involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company does not currently believe that the outcome of any of these other legal matters will have a material adverse effect on the Company's results of operation or financial condition. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management’s attention from important business matters and initiatives, negatively impacting the Company's overall operations. In addition, the Company may also find itself at greater risk to outside party claims as it increases its operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear.
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
In connection with the IPO, the board of directors of the Company adopted the 2014 Incentive Award Plan ("2014 Plan") to grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The 2014 Plan is administered by the board of directors of the Company with respect to awards to non-employee directors and by the compensation committee with respect to other participants and provides for the issuance of stock options, SARs, restricted stock, restricted stock units ("RSUs"), performance shares, stock payments, cash payments, dividend awards and other incentives. The 2014 Plan authorizes up to 8,603,066 shares of Class A common stock to be issued, of which RSUs for 5,949,611 shares had been issued as of September 30, 2016. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 and 2014 Plans are available for grants of awards under the 2014 Plan. In addition, on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024, the shares available for future grant are increased in accordance with the 2014 Plan.

The following table presents activity relating to stock options for the nine months ended September 30, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	279,591	$2.98	5.5
Options exercised	(55,827)	$2.98
Options forfeited/canceled	(176)	$3.42
Outstanding at September 30, 2016	223,588	$2.98	4.7
Exercisable at September 30, 2016	223,588	$2.98	4.7
Intrinsic value of stock options exercised was $2.1 million for the nine months ended September 30, 2016. Aggregate intrinsic value of stock options outstanding and currently exercisable is $8.1 million. All stock options were fully vested at September 30, 2016.
The following table presents activity relating to restricted common stock for the nine months ended September 30, 2016:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	1,993	$4.75
Restricted stock granted	60,000	$44.34
Restricted stock vested	(1,993)	$4.75
Unvested at September 30, 2016	60,000	$39.37
Expected to vest at September 30, 2016	49,171	$39.37
The intrinsic value of restricted common stock vested was less than $0.1 million for the nine months ended September 30, 2016. Aggregate intrinsic value of restricted common stock unvested is $2.4 million as of September 30, 2016. Unrecognized equity based compensation expense related to restricted common stock expected to vest over time is $1.8 million with a weighted average remaining vesting term of 2.2 years as of September 30, 2016.
The following table presents activity relating to RSUs for the nine months ended September 30, 2016:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2015	5,607,867	$28.30
RSUs granted	2,851,452	$39.65
RSUs vested	(1,431,327)	$25.14
RSUs forfeited/canceled	(517,519)	$33.18
Outstanding at September 30, 2016	6,510,473	$33.60
Expected to vest at September 30, 2016	5,002,821	$34.01
The intrinsic value of RSUs vested was $58.4 million for the nine months ended September 30, 2016. Aggregate intrinsic value of RSUs outstanding is $256.3 million as of September 30, 2016. Unrecognized equity based compensation expense related to RSUs expected to vest over time is $148.1 million with a weighted average remaining vesting term of 1.7 years at September 30, 2016.
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
The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through sites operated by third parties and fees from third-party advertising distribution providers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net revenue
Direct Retail	$832,398	$544,971	$2,299,901	$1,354,665
Other	29,127	49,001	95,900	155,430
Net revenue	$861,525	$593,972	$2,395,801	$1,510,095
Revenue from external customers for each group of similar products and services are not reported to the CODM. Separate identification of this information for purposes of segment disclosure is impractical, as it is not readily available and the cost to develop it would be excessive. No individual country outside of the United States provided greater than 10% of total revenue.
The following table presents revenue and long-lived assets by geographic area (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Geographic net revenue:
United States	$787,801	$566,227	$2,226,395	$1,431,466
International (1)	73,724	27,745	169,406	78,629
Total	$861,525	$593,972	$2,395,801	$1,510,095
(1) In the three and nine months ended September 30, 2015, international net revenue included $0.7 million and $5.4 million, respectively, from our Australian business, which we sold in July 2015.

	September 30, 2016	December 31, 2015
Geographic long-lived assets:
United States	$205,113	$110,042
International	6,172	2,283
Total	$211,285	$112,325
9. Income Taxes
Income tax (benefit) expense was less than $(0.1 million) for the three months ended September 30, 2016 and 2015, and $0.6 million and less than $0.1 million for the nine months ended September 30, 2016 and 2015, respectively. The income tax expense recorded in the three and nine months ended September 30, 2016 and 2015 is primarily related to various foreign income tax assessments, state income taxes and to a lesser extent the amortization of goodwill for tax purposes for which there is no corresponding book deduction.
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

The Company had no unrecognized tax benefits as of September 30, 2016 and December 31, 2015. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
10. Stockholders’ Equity
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of September 30, 2016, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 49,303,861 and 45,814,237 shares of Class A common stock and 36,100,764 and 38,496,562 shares of Class B common stock were outstanding as of September 30, 2016 and December 31, 2015, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. The Class B common stock also has approval rights over certain corporate actions. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the IPO through September 30, 2016, 34,563,880 shares of Class B common stock were converted to Class A common stock.
11. Credit Agreement
The Company has a credit agreement with Bank of America, which was renewed on July 31, 2016. The credit agreement provides the Company with a $20.0 million revolving line of credit to support direct borrowings and letters of credit, provided that a maximum of $5.0 million may be applied to direct borrowings under the revolving line of credit, plus an additional $45.0 million credit card program, for a maximum aggregate commitment of $65.0 million. The credit agreement is renewable on an annual basis and, if not renewed, will expire on July 31, 2017. The renewed credit agreement is on substantially the same terms and conditions as the prior credit agreement. Subject to the terms and conditions of the credit agreement, advances under the line of credit, if any, will bear interest at the LIBOR rate, plus 1.75%. Under the credit agreement, the Company is also required to maintain certain covenants, including debt service coverage, tangible net worth and unencumbered liquid assets, with which the Company was compliant at September 30, 2016 and December 31, 2015. The Company did not borrow any amounts under the credit agreement during the three and nine months ended September 30, 2016 and the year ended December 31, 2015.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(60,940)	$(15,478)	$(150,419)	$(61,948)
Weighted average common shares used for basic and diluted net loss per share computation	85,105	83,886	84,779	83,569
Net loss per share:
Basic and Diluted	$(0.72)	$(0.18)	$(1.77)	$(0.74)
The following have been excluded from the computation of basic and diluted net loss per share as their effect would have been antidilutive:

	Three and nine months ended September 30,
	2016	2015
Stock options	223,588	302,617
Restricted stock	60,000	6,001
Restricted stock units	6,510,473	4,915,338
Total	6,794,061	5,223,956
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
Overview
Through our e-commerce business model, we offer visually inspiring browsing, compelling merchandising, easy product discovery and attractive prices for over seven million products from over 7,000 suppliers across five distinct brands—Wayfair, Joss & Main, AllModern, DwellStudio and Birch Lane. We have built one of the largest online selections of furniture, décor, decorative accents, housewares, seasonal décor and other home goods.
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
In the three and nine months ended September 30, 2016, we generated net revenue of $861.5 million and $2,395.8 million, increases of 45.0% and 58.7%, respectively, over the same periods in 2015. Our net revenue in the three and nine months ended September 30, 2016 included $832.4 million and $2,299.9 million, respectively, from Direct Retail, which we define as sales generated primarily through the sites of our five brands. Our net revenue in the three and nine months ended September 30, 2016 included $29.1 million and $95.9 million, respectively, from Other, which we define as net revenue generated primarily online through third parties, which we refer to as our retail partners, and net revenue from media advertisers.
In the three months ended September 30, 2016, we generated a net loss of $60.9 million and Adjusted EBITDA of $(30.8) million, increases of $45.5 million and $29.4 million, respectively, over the same period in 2015. Our net loss and Adjusted EBITDA results were driven primarily by our increased investment in advertising, including in Europe and Canada, and investment in headcount across our global business. For additional information about Adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of Adjusted EBITDA to net loss, the most directly comparable generally accepted accounting principle (“GAAP”) financial measure, refer to Key Financial and Operating Metrics below.

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
We use the following metrics to assess the near-term and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Three months ended September 30,
	2016	2015	% Change
Consolidated Financial Metrics
Net Revenue	$861,525	$593,972	45.0%
Adjusted EBITDA	$(30,849)	$(1,445)
Free cash flow	$(13,968)	$35,332
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$832,398	$544,971	52.7%
Active Customers	7,362	4,591	60.4%
LTM Net Revenue per Active Customer	$406	$371	9.4%
Orders Delivered	3,417	2,323	47.1%
Average Order Value	$244	$235	3.8%

	Nine months ended September 30,
	2016	2015	% Change
Consolidated Financial Metrics
Net Revenue	$2,395,801	$1,510,095	58.7%
Adjusted EBITDA	$(76,666)	$(18,757)
Free cash flow	$(113,968)	$(5,047)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$2,299,901	$1,354,665	69.8%
Active Customers	7,362	4,591	60.4%
LTM Net Revenue per Active Customer	$406	$371	9.4%
Orders Delivered	9,343	6,079	53.7%
Average Order Value	$246	$223	10.3%

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
We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

▪	Adjusted EBITDA does not reflect equity based compensation and related taxes;

▪	Adjusted EBITDA does not reflect changes in our working capital;

▪	Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us;

▪	Adjusted EBITDA does not reflect depreciation and interest expenses associated with the lease financing obligation; and

▪	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA
Net loss	$(60,940)	$(15,478)	$(150,419)	$(61,948)
Depreciation and amortization	15,463	9,207	38,528	23,351
Equity based compensation and related taxes	15,308	7,985	37,265	23,248
Interest expense (income), net	292	(325)	(791)	(897)
Other (income), net	(889)	(2,746)	(1,804)	(2,542)
(Benefit from) provision for income taxes	(83)	(88)	555	31
Adjusted EBITDA	$(30,849)	$(1,445)	$(76,666)	$(18,757)
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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net cash provided by (used in) operating activities	$15,621	$51,504	$(10,680)	$44,755
Purchase of property and equipment	(20,408)	(11,491)	(81,844)	(36,695)
Site and software development costs	(9,181)	(4,681)	(21,444)	(13,107)
Free cash flow	$(13,968)	$35,332	$(113,968)	$(5,047)
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
Net Revenue
Net revenue consists primarily of sales of product from our sites and through the sites of our online retail partners and includes related shipping fees. We deduct cash discounts, allowances and estimated returns from gross revenue to determine net revenue. We recognize product revenue upon delivery to our customers. Net revenue is primarily driven by growth of new and active customers and the frequency with which customers purchase. The products offered on our sites are primarily fulfilled with product we ship to our customers directly from our suppliers and, to a lesser extent, from our fulfillment centers. We also generate net revenue through third-party advertisers that pay us based on the number of advertisement related clicks, actions, or impressions for advertisements placed on our sites. Net revenue earned under these arrangements is included in net revenue and net revenue through our third-party advertisers is recognized in the period in which the click, action or impression occurs. This revenue has not been material to date.
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
Interest (Expense) Income, Net
Interest (expense) income, net consists primarily of interest expense on the lease financing obligation and interest earned on cash, cash equivalents and short-term and long-term investments held by us.
Other Income, Net
Other income, net consists primarily of foreign currency gains (losses).
Results of Consolidated Operations (in thousands)
Comparison of the three months ended September 30, 2016 and 2015
Net revenue

	Three months ended September 30,
	2016	2015	% Change
Net revenue
Direct Retail	$832,398	$544,971	52.7%
Other	29,127	49,001	(40.6)%
Net revenue	$861,525	$593,972	45.0%
In the three months ended September 30, 2016, net revenue increased by $267.6 million, or 45.0% compared to the same period in 2015, primarily as a result of an increase in Direct Retail net revenue. In the three months ended September 30, 2016, Direct Retail net revenue increased by $287.4 million, or 52.7% compared to the same period in 2015, primarily due to sales to a larger customer base, as the number of active customers increased 60.4% as of September 30, 2016 compared to September 30, 2015. Additionally, LTM net revenue per active customer increased 9.4% as of September 30, 2016 compared to September 30, 2015. The $19.8 million or 40.6% decrease in Other revenue in the three months ended September 30, 2016 as compared to the same period in 2015 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
Cost of goods sold

	Three months ended September 30,
	2016	2015	% Change
Cost of goods sold
Cost of goods sold	$659,864	$452,586	45.8%
As a percentage of net revenue	76.6%	76.2%
In the three months ended September 30, 2016, cost of goods sold increased by $207.3 million, or 45.8%, compared to the same period in 2015. Of the increase in cost of goods sold, $165.0 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $42.3 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue increased in the three months ended September 30, 2016 compared to the same period in 2015 as a result of changes in the mix of the products sold.

Operating expenses

	Three months ended September 30,
	2016	2015	% Change
Customer service and merchant fees (1)	$33,872	$21,109	60.5%
Advertising	101,333	70,711	43.3%
Merchandising, marketing and sales (1)	48,550	27,083	79.3%
Operations, technology, general and administrative (1)	79,526	41,120	93.4%
	$263,281	$160,023	64.5%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.9%	3.6%
Advertising	11.8%	11.9%
Merchandising, marketing and sales (1)	5.6%	4.6%
Operations, technology, general and administrative (1)	9.2%	6.9%
	30.5%	27.0%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended September 30,
	2016	2015
Customer service and merchant fees	$627	$236
Merchandising, marketing and sales	$6,588	$3,414
Operations, technology, general and administrative	$7,881	$4,239
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended September 30,
	2016	2015

Customer service and merchant fees	3.9%	3.5%
Merchandising, marketing and sales	4.9%	4.0%
Operations, technology, general and administrative	8.3%	6.2%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $12.3 million in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to the increase in net revenue during the three months ended September 30, 2016.
Our advertising expenses increased by $30.6 million in the three months ended September 30, 2016 compared to the same period in 2015, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth in the United States, partially offset by advertising investments in Europe and Canada.
Excluding the impact of equity based compensation and related taxes, merchandising, marketing and sales expenses increased by $18.3 million in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to the increase in headcount to grow and retain our customer base.
Excluding the impact of equity based compensation and related taxes, operations, technology, general and administrative expense increased by $34.7 million in the three months ended September 30, 2016 compared to the same period in 2015. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Comparison of the nine months ended September 30, 2016 and 2015
Net revenue

	Nine months ended September 30,
	2016	2015	% Change
Net revenue
Direct Retail	$2,299,901	$1,354,665	69.8%
Other	95,900	155,430	(38.3)%
Net revenue	$2,395,801	$1,510,095	58.7%
In the nine months ended September 30, 2016, net revenue increased by $885.7 million, or 58.7% compared to the same period in 2015, primarily as a result of an increase in Direct Retail net revenue. In the nine months ended September 30, 2016, Direct Retail net revenue increased by $945.2 million, or 69.8% compared to the same period in 2015, primarily due to sales to a larger customer base, as the number of active customers increased 60.4% as of September 30, 2016 compared to September 30, 2015. Additionally, LTM net revenue per active customer increased 9.4% as of September 30, 2016 compared to September 30, 2015. The $59.5 million or 38.3% decrease in Other revenue in the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
 Cost of goods sold

	Nine months ended September 30,
	2016	2015	% Change
Cost of goods sold
Cost of goods sold	$1,826,570	$1,145,073	59.5%
As a percentage of net revenue	76.2%	75.8%
In the nine months ended September 30, 2016, cost of goods sold increased by $681.5 million, or 59.5%, compared to the same period in 2015. Of the increase in cost of goods sold, $552.5 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $129.0 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue increased in the nine months ended September 30, 2016 compared to the same period in 2015 as a result of changes in the mix of the products sold.

Operating expenses

	Nine months ended September 30,
	2016	2015	% Change
Customer service and merchant fees (1)	$91,286	$55,417	64.7%
Advertising	293,436	190,249	54.2%
Merchandising, marketing and sales (1)	129,679	74,131	74.9%
Operations, technology, general and administrative (1)	207,289	110,581	87.5%
	$721,690	$430,378	67.7%
As a percentage of net revenue
Customer service and merchant fees (1)	3.8%	3.7%
Advertising	12.2%	12.6%
Merchandising, marketing and sales (1)	5.4%	4.9%
Operations, technology, general and administrative (1)	8.7%	7.3%
	30.1%	28.5%
(1) Includes equity-based compensation and related taxes as follows:

	Nine months ended September 30,
	2016	2015
Customer service and merchant fees	$1,488	$743
Merchandising, marketing and sales	$16,910	$10,484
Operations, technology, general and administrative	$18,510	$11,775
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Nine months ended September 30,
	2016	2015

Customer service and merchant fees	3.7%	3.6%
Merchandising, marketing and sales	4.7%	4.2%
Operations, technology, general and administrative	7.9%	6.5%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $35.1 million in the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to the increase in net revenue during the nine months ended September 30, 2016.
Our advertising expenses increased by $103.2 million in the nine months ended September 30, 2016 compared to the same period in 2015, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth in the United States, partially offset by advertising investments in Europe and Canada.
Excluding the impact of equity based compensation and related taxes, merchandising, marketing and sales expenses increased by $49.2 million in the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to an increase in headcount to grow and retain our customer base.
Excluding the impact of equity based compensation and related taxes operations, technology, general and administrative expense increased by $90.0 million in the nine months ended September 30, 2016 compared to the same period in 2015. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Liquidity and Capital Resources
 Sources of Liquidity

	9/30/2016	12/31/2015
	(in thousands)
Cash and cash equivalents	$208,344	$334,176
Short-term investments	$84,471	$51,895
Accounts receivable, net	$16,689	$9,906
Long-term investments	$41,718	$79,883
Working capital	$(56,883)	$95,297
 Historical Cash Flows

	Nine months ended September 30,
	2016	2015
	(in thousands)
Net loss	$(150,419)	$(61,948)
Net cash (used in) provided by operating activities	$(10,680)	$44,755
Net cash used in investing activities	$(97,178)	$(109,234)
Net cash used in financing activities	$(18,260)	$(12,525)
Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through cash flows generated by operations and, since 2011, also through private sales of convertible redeemable preferred stock and sales of common stock in connection with our IPO. Since inception through September 30, 2016, we have raised a total of approximately $646.0 million from the sale of preferred stock and common stock, net of costs and expenses associated with such financings, or approximately $453.8 million, net of repurchases of our securities and dividends paid to Series A redeemable convertible preferred stockholders.
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
We believe that our existing cash and cash equivalents and investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements. Capital expenditures were 2.8% of net revenue for the year ended December 31, 2015, and related primarily to additional capacity to support our supply chain infrastructure, including warehouses and our distribution network, investments in our technology and operational platform, including our mobile platform, and additional resources required to establish and expand our international operations. Capital expenditures were 3.4% of net revenue for the three months ended September 30, 2016, and related primarily to putting a new data center online, our ongoing investments in our technology infrastructure, and equipment purchases and improvements for leased warehouses within our expanding supply chain network. We expect capital expenditures to be approximately 4.0% of net revenue for the full year 2016, as we continue our investment in our technology infrastructure and roll out our supply chain network. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth under in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

Operating Activities
Cash (used in) provided by operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, equity-based compensation, and certain other non-cash expenses, as well as the effect of changes in working capital and other activities.
Cash used in operating activities in the nine months ended September 30, 2016 was $10.7 million and was driven primarily by net loss of $150.4 million and other non-cash items of $0.1 million, partially offset by cash provided by operating assets and liabilities of $66.1 million, and certain non-cash items including depreciation and amortization expense of $38.5 million and equity based compensation of $35.2 million. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net loss.
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
Cash used in investing activities in the nine months ended September 30, 2016 was $97.2 million and was primarily driven by purchases of property and equipment of $81.8 million, purchases of short-term and long-term investments of $76.5 million, site, and software development costs of $21.5 million, and other net investing activities of $1.0 million, partially offset by net increase in the maturity of short-term investments of $82.1 million, and cash received from the sale of a business (net of cash sold) of $1.5 million.
Cash used in investing activities in the nine months ended September 30, 2015 was $109.2 million and was primarily driven by purchases of short-term and long-term investments of $141.3 million, purchases of property and equipment of $36.7 million, and site and software development costs of $13.1 million, partially offset by net increase in the maturity of short-term investments of $78.7 million, cash received from the sale of a business (net of cash sold) of $2.9 million, and other net investing activities of $0.3 million.
Financing Activities
Cash used in financing activities in the nine months ended September 30, 2016 was $18.3 million and was primarily due to $18.5 million statutory minimum taxes paid related to net share settlements of equity awards, partially offset by $0.2 million net proceeds from exercise of stock options.
Cash used in financing activities in the nine months ended September 30, 2015 was $12.5 million and was primarily due to $12.9 million statutory minimum taxes paid related to net share settlements of equity awards, partially offset by $0.4 million net proceeds from exercise of stock options.
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
Revenue Recognition
We generate net revenue through product sales generated primarily through the sites of our five distinct brands and through sites operated by third parties.
We recognize revenue for product sales generated through the sites of our five distinct brands and through sites operated by third parties only when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured.
We recognize net revenue from sales of our products upon delivery to the customer. We record product revenue at the gross amount as we are the primary obligor with the customer and provide the primary customer service for all products sold, have latitude in establishing price and selecting products sold, have discretion in selecting suppliers of products sold, maintain inventory risk from shipment through delivery date and upon accepting returns, and have credit risk. Net revenue includes shipping costs charged to the customer and is recorded net of taxes collected from customers, which are remitted to governmental authorities. Cash discounts, returns and rebates are deducted from gross revenue in determining net revenue. In addition, we defer revenue when cash is collected from our customer prior to the satisfaction of the revenue recognition criteria.
We maintain a membership rewards program that allows enrolled customers to earn points which can be redeemed for future purchases. We defer a portion of its revenue associated with rewards that are ultimately expected to be redeemed prior to expiration.
We also earn revenue through third-party advertisers that pay based on the number of advertisement related clicks, actions, or impressions for advertisements placed on our sites. Revenue earned under these arrangements is included in net revenue and is recognized in the period in which the click, action, or impression occurs.
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
Interest Rate Sensitivity
Cash and cash equivalents and short-term and long-term investments were held primarily in cash deposits, certificates of deposit, money market funds, and corporate debt. The fair value of our cash, cash equivalents and short-term and long-term investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on the revolving line of credit incurred pursuant to the credit agreement described herein would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound and Euro. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 6, Commitments and Contingencies - Legal Matters, in the Notes to the Consolidated and Condensed Financial Statements included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three months ended September 30, 2016, we issued 426,907 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities were pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.
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

10.2*
Fifth Amendment to Office Lease between Copley Place Associates, LLC and Wayfair LLC (such lease, as amended to date, the "Copley Lease"), dated as of July 29, 2016, by and between Copley Place Associates, LLC and Wayfair LLC.

10.3*	Elevator Side Letter to Copley Lease, dated as of July 28, 2016, by and between Copley Place Associates, LLC and Wayfair LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Exhibits filed herewith.

**	Exhibits furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYFAIR INC.

Date: November 8, 2016	By:	/s/ NIRAJ SHAH
Niraj Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2016	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial Officer)