Form 10-K
period 2016-12-31
Wayfair Inc.
filed 2017-02-28
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 computed by reference to the closing sale price of $39.00 per share as reported on the New York Stock Exchange on that date was $1.2 billion.

Class	Outstanding at January 31, 2017
Class A Common Stock, $0.001 par value per share	50,338,973
Class B Common Stock, $0.001 par value per share	35,617,581

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Wayfair Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

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
Forward-looking statements are based on current expectations of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, Risk Factors and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. Investors are therefore cautioned not to unduly rely on any forward-looking statements.
These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and, except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise. We qualify all of our forward-looking statements by these cautionary statements.

PART I
Item 1.    Business
Overview
Wayfair is one of the world's largest online destinations for the home. Through our e-commerce business model, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over eight million products from over 10,000 suppliers.
The target Wayfair customer is a 35- to 65-year-old woman with an annual household income of $50,000 to $250,000, who we consider to be a mass-market consumer and who we believe is underserved by traditional brick and mortar and other online retailers of home goods. Because each of our customers has a different taste, style, purchasing goal, and budget when shopping for her home, we have built one of the largest online selections of furniture, décor, decorative accents, housewares, seasonal decor, and other home goods. We are able to offer this vast selection of products because we hold minimal inventory. Products are shipped to our customers directly from our suppliers, or increasingly from our CastleGate fulfillment network, "CastleGate." Our CastleGate solution enables our suppliers to forward-position their inventory, allowing faster delivery to the customer with lower rates of damage and lowering our cost per order over time. We believe providing superior customer service is key to delighting our customer, and our customer service locations are staffed with approximately 1,400 highly-trained sales and service employees located in the United States of America ("U.S.") and Europe.
We founded our company in May 2002. From 2002 through 2011, the Company was bootstrapped by our co-founders and operated as hundreds of niche websites, such as bedroomfurniture.com and allbarstools.com. In late 2011, we made the strategic decision to close and permanently redirect over 240 of our niche websites into Wayfair.com to create a one-stop shop for furniture, décor and home goods and to build brand awareness, drive customer loyalty and increase repeat purchasing. From 2012 to 2016, our aided brand awareness in the U.S. grew from 6% to 77%. Over the last few years, we have invested in expanding our international business in Canada, the United Kingdom, and Germany by building our international infrastructure, growing our international supplier networks, and establishing our brand presence in select countries.
Our co-founders are lifetime tech innovators who have worked together in the commercial internet sector since 1995. As engineers themselves, they have created a company culture deeply rooted in technology and data. Their significant equity ownership in Wayfair has informed their leadership and allowed them to take a long-term view when building our company.
Segments
Beginning in the fourth quarter of 2016, Wayfair changed its operating and reportable segments from one segment to two operating and reportable segments, U.S. and International. See Note 11 to the Consolidated Financial Statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. While Wayfair manages its business through the two segments, net revenue of the U.S. segment represented 92% of consolidated net revenue for the year ended December 31, 2016.
Our Industry
The home goods market is large and characterized by specific consumer trends, structural challenges and market dynamics that are shaping the future of our industry.
Addressable Market Size and Growth
We believe the annual U.S. market for home goods is approximately $270 billion, of which approximately 9% is sold online today. We believe the mass market for home goods represents the largest addressable opportunity within the home goods sector and that the mass market consumer is under-served due to structural limitations of brick and mortar and other online retailers. According to data released by the U.S. Census Bureau, there are approximately 65 million households in the U.S. with annual incomes between $50,000 and $250,000. Moreover, we believe there are approximately 70 million millennials (which we define as individuals currently between the ages of 21 to 34) in the U.S., many of whom are accustomed to purchasing goods online. As millennials age, start new families and move into new homes, we expect online sales of home goods to increase. In addition, we believe the online home goods market will further grow as older generations of consumers become increasingly comfortable purchasing online. With our more recent entry into Canada and western Europe, we believe we have more than doubled the size of our total addressable market.

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
Home Shoppers Desire Uniqueness, which Requires Vast Selection: In the mass market for home goods, consumers with different tastes, styles, purchasing goals and budgets require a broad selection of products and choices. This need for selection applies across many home categories, including furniture, décor, lighting, kitchen, bed & bath, outdoor, home improvement and baby & kids, each of which has dozens of sub-categories with thousands to tens of thousands of products. Brick and mortar home goods retailers must balance a consumer's desire for uniqueness, which requires massive selection, with the challenges of high inventory carrying costs and limited showroom and storage space.
Time Consuming and Inconvenient for Consumers to Shop across Brick and Mortar Home Retailers: To browse a vast selection of products across highly-fragmented brick and mortar retailers, consumers must shop multiple stores. For example, if a nearby furniture retailer has 20 bedroom sets on its showroom floor, a consumer may feel she must visit multiple stores to see a wide enough selection to make an informed purchase decision that satisfies her style and budget needs. We believe the lack of an easy-to-browse, one-stop shopping experience with massive selection has led to dissatisfaction with brick and mortar home goods shopping. In contrast, Wayfair.com offers over 2,400 bedroom sets across many styles and prices, which mitigates the need for a consumer to visit multiple stores to find the perfect item at a price she can afford.
Challenging Logistics for Retailers and Consumers: Logistics, fulfillment and customer service for home goods products are challenging given the variety of categories and price points and the mix of heavy and bulky items. Home goods often have a low dollar value to weight ratio compared to other categories of retail, therefore requiring a logistics network that is optimized for items with those characteristics. Many consumers also seek first-rate customer service so they are not burdened with managing delivery, shipping and return logistics on their own. However, we believe big box retailers that serve the mass market for home goods are often unable or unwilling to provide this level of service. In addition, many regional retailers do not ship nationally, which we believe is because they lack the required scalable technology, operations and distribution infrastructure.
Our Solution
Key Benefits for Our Customers
We offer our consumers vast selection, convenience and value, inspirational content, personalized and mobile shopping experiences and superior customer service to help them find the perfect item at a price they can afford.
Broad Selection and Choice: We offer one of the largest online selections of furniture, décor, decorative accents, housewares, seasonal décor and other home goods with over eight million products from over 10,000 suppliers.
Convenience and Value: We offer consumers a one-stop shop with home goods pricing designed to be on par with big box retailers and a merchandising experience designed to be on par with specialty retailers. Through our CastleGate warehouses, we are able to deliver many products to a majority of the U.S. population in 2 days or less.
Inspirational Photography and Editorial Content: To inspire customers, we produce beautiful imagery and highly-tailored editorial content both in house and through third parties.
Personalized and Mobile Shopping Experiences: We use personalization, based on past browsing, shopping patterns and personal preferences, to create a more engaging consumer experience, and we allow customers to create their own personalized Idea Boards filled with products from our sites. Our investment in mobile allows us to deliver value, convenience and inspiration to consumers anytime and anywhere.
Superior Customer Service: Our customer service organization has approximately 1,400 employees who help consumers navigate our sites, answer questions and help complete orders. This team helps us build trust with consumers, build our brand awareness, enhance our reputation and drive sales.

Key Benefits for Our Suppliers
Through our technology platform, we offer our suppliers a cost-effective channel, the ability to leverage our technological expertise, a real-time view of our demand and proven logistics capabilities to help sell their products.
Cost-Effective Access to Our Large Customer Base: We sell products from over 10,000 suppliers, many of which are small, family-run operations without well-known product brands and without easy retail access to a large customer base. We provide our suppliers with access to our customer base of 8.3 million active customers, enabling them to increase their sales and access the growing e-commerce market.
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
Proven Logistics Capabilities: Our logistics infrastructure allows us to ship directly to our customers from our suppliers or from our CastleGate warehouses. This fulfillment network is a key component of our custom-built and seamlessly integrated technology and operational platform.
Sites and Brands
Each of our customers has a different taste, style, purchasing goal and budget when shopping for her home. To help her find the right products for her home, we offer five distinct sites, including websites, mobile-optimized websites and mobile applications (collectively "sites"): Wayfair, which represents a significant majority of our revenue, Joss & Main, AllModern, DwellStudio and Birch Lane. Each site has a unique brand identity that offers a tailored shopping experience and rich product selection to a different target audience.
Wayfair: an online destination for all things home
Joss & Main: where beautiful furniture and finds meet irresistible savings
AllModern: your home for affordable modern design
DwellStudio: a design house with a decidedly modern vibe
Birch Lane: a collection of classic furnishings and timeless home décor
Wayfair is the only one of our sites that also operates internationally, operating as Wayfair.ca in Canada, Wayfair.co.uk in the United Kingdom and Wayfair.de in Germany.
On our sites, we also feature certain products under our house brands, such as Three PostsTM and Mercury RowTM. Through these house brands, we help our customers navigate our sites to find items quickly that match her particular style and price point.
"Direct Retail" sales include net revenue generated through the five distinct sites described above. In additional to Direct Retail, we also generate "Other" net revenue through the following sources:
Retail Partners: A portion of our net revenue is generated from sites operated by third parties. These relationships allow consumers to purchase Wayfair products through the retail partners' sites. We made the strategic decision starting in 2014 to deemphasize this part of our business.
Wayfair Media Solutions: A smaller portion of our net revenue is generated through third-party advertisers that pay for advertisements placed on our sites. Wayfair helps selected manufacturers, retailers and other advertisers market to our large consumer audience.

Technology
We have custom-built our proprietary technology and operational platform to deliver the best experience for both our customers and suppliers. Our success has been built on a culture of data-driven decision-making, operational discipline and an unwavering focus on the customer. We employ over 1,000 engineers and data scientists and believe we are able to attract and retain some of the best technological minds. We believe that control of our technology systems and the ability to update them often is a competitive advantage.
Our engineering team has built a full set of technology solutions specific for the home goods market, including:
Storefront: A large set of tools and systems with which our customers directly interact. Our team develops an experience specifically tuned for shopping the home goods category by mixing lifestyle imagery and design inspiration with easy-to-use navigation tools and personalization features designed to increase customer conversion.
Operations: A majority of the software we have written is designed to deliver the reliable and consistent experience consumers desire, but is not consumer facing. Examples of the areas of our business that are powered by our proprietary software include our technology integrations with our suppliers, our warehouse and logistics network and our customer service centers.
Advertising Technology: Much of our advertising technology was internally developed, including campaign management and bidding algorithms for online advertising. This allows us to leverage our internal data and target customers efficiently across various channels. We also partner selectively with marketing partners where we find solutions that meet our marketing objectives and deliver strong return on investment.
Much of the underlying infrastructure for storefront, operations and advertising technology is common across all of our sites and countries. Our systems are managed in three geographically distributed, highly secure data centers and are engineered for high availability. These systems are monitored 24x7 by our network operations center for performance and security.
Marketing
Our marketing efforts bring new and repeat customers to our sites and help us acquire their email addresses through various paid and non-paid advertising methods. Our paid advertising efforts consist primarily of online channels, including search engine marketing, display advertising, and paid social media, and to a lesser extent catalog and television advertisements. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile "push" notifications and email. Upon acquiring a customer or a potential customer's email address, we seek to increase their engagement with our sites and drive repeat purchases. This effort to increase engagement and repeat purchasing is driven by all of our marketing tools, including email marketing efforts and customer retargeting. We rigorously manage our paid marketing efforts towards the goal that each new spending initiative is cost-effective with a measurable return on investment within a short period of time.
Logistics
Our logistics network was built specifically for the home category, where items can be bulky, heavy and prone to damage. Historically, our primary method of fulfillment was a drop-ship network where integration into our suppliers' back-end technology infrastructure allowed us to process an order and send it directly to a supplier's warehouse. We would then arrange for shipment from the loading dock of the supplier's warehouse to the customer's home. Depending on the size of the package, the delivery would be made either through carriers such as FedEx or UPS or third party line haul trucking companies and third party last mile home delivery agents. In addition to this drop-ship network, we now also operate our own CastleGate warehouses and our own Wayfair Delivery Network ("WDN"), including consolidation centers and cross dock facilities, line haul, and last mile home delivery locations to increase delivery speed to customers, reduce damage rates, and enable a higher quality delivery experience for our customers.
Customer Service
Our customer service team consists of approximately 1,400 Wayfair sales and service consultants and employees located in five locations across the U.S. and two locations in Europe who are available to help our customers with sales and service via phone, email or online chat. Because we view superior customer service as one of our key values, our sales and service employees receive extensive training as well as competitive compensation and benefit packages. The team consists of generalists as well as specialists who have deeper expertise and training in select areas of our catalog, such as lighting, flooring and upholstery.

Our Growth Strategy
Our goal is to further improve our leadership in the home goods market by pursuing the following key strategies:

•	continue building our leading retail home brands by delighting our customers;

•	acquire new customers and increase repeat purchases from existing customers;

•	invest in technology to further improve our customer experiences;

•	grow certain categories where we under index the broader home goods market today, such as home improvement (e.g. plumbing, lighting and flooring), housewares, seasonal decor and decorative accents;

•	increase delivery speed and lower damage rates through the continued build-out of our proprietary logistics network;

•	continue to expand internationally; and

•	opportunistically pursue strategic acquisitions.
Competition
The market for online home goods and furniture is highly competitive, fragmented and rapidly changing. While we are primarily focused on the mass market, we compete across all segments of the home goods market. Our competition includes furniture stores, big box retailers, department stores, specialty retailers and online retailers and marketplaces in the U.S., Canada, the United Kingdom and Germany, including:

•	Furniture Stores: Ashley Furniture, At Home, Bob's Discount Furniture, Havertys, Raymour & Flanigan, Rooms To Go;

•	Big Box Retailers: Bed Bath & Beyond, Home Depot, IKEA, Lowe's, Target and Walmart;

•	Department Stores: JCPenney and Macy's;

•	Specialty Retailers: Crate and Barrel, Ethan Allen, HomeGoods, Pottery Barn and Restoration Hardware;

•	Online Retailers and Marketplaces: Amazon and eBay; and

•	International: Leon's, Canadian Tire, John Lewis, WorldStores, Otto and Home24, in addition to several of the companies listed above who also compete with us internationally.
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
Employees
As of December 31, 2016, we had 5,637 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our fulfillment centers. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Seasonality
Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31.

Intellectual Property
Our intellectual property, including any trademarks, copyrights, domain names, patents, trade dress, trade secrets and proprietary technologies, is an important part of our business. To protect our intellectual property, we rely on a combination of laws and regulations, as well as contractual restrictions. We pursue the registration of our trademarks, including "Wayfair" and certain variations thereon, copyrights and domain names in the U.S. and certain foreign locations. We also rely on the protection of laws regarding unregistered copyrights for our proprietary software and certain other content we create. We will continue to evaluate the merits applying for copyright registrations in the future. We have an issued patent regarding our proprietary technology and we are evaluating additional patent applications. We expect to consider filing patent applications for future technology inventions. We also rely on trade secret laws to protect our proprietary technology and other intellectual property. To further protect our intellectual property, we enter into confidentiality and assignment of invention assignment agreements with employees and certain contractors and confidentiality agreements with other third parties, such as suppliers.
Company Information
We began operating as Smart Tech Toys, Inc., a Massachusetts corporation, in May 2002 and changed our name to CSN Stores, Inc. in February 2003. In March 2008, we formed, and contributed all of the assets and liabilities of CSN Stores, Inc. to a subsidiary, CSN Stores LLC, and we continued operating our business through this Delaware limited liability company. In late 2011, we changed the name of CSN Stores, Inc. to SK Retail, Inc. and changed our name from CSN Stores LLC to Wayfair LLC. In connection with our initial public offering, we completed a corporate reorganization, as a result of which Wayfair Inc. was formed to be a holding company with no material assets other than 100% of the equity interests in Wayfair LLC and SK Retail, Inc. For additional information regarding our corporate reorganization, see Note 1 to our Consolidated Financial Statements, Basis of Presentation, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Our executive offices are located at 4 Copley Place, 7th Floor, Boston, MA 02116, and our telephone number is (617) 532-6100. Our corporate website address is www.wayfair.com. The information contained in, or accessible through, our website does not constitute part of this Annual Report on Form 10-K.
Available Information
We encourage investors to use our investor relations website, investor.wayfair.com, to find information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission ("SEC"), and corporate governance information (including our Code of Business Conduct and Ethics). We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All material we file with the SEC is publicly available at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Wayfair and other issuers that file electronically with the SEC. Our website and the information contained therein or connected thereto are not a part of, or incorporated into, this Annual Report on Form 10-K. Further, our references to website URLs are intended to be inactive textual references only.
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
Our historical growth rates may not be sustainable or indicative of future growth. We believe that our continued revenue growth will depend upon, among other factors, our ability to:

•	build our brands and launch new brands;

•	acquire more customers and retain existing customers;

•	develop new features to enhance the consumer experience on our websites, mobile-optimized websites and mobile applications;

•	increase the frequency with which new and repeat customers purchase products on our sites through merchandising, data, analytics and technology;

•	add new suppliers and deepen our relationships with our existing suppliers;

•	grow certain categories where we under index the broader home goods market today, such as home improvement, housewares, seasonal decor and decorative accents;

•	enhance the systems our consumers use to interact with our sites and invest in our infrastructure platform;

•	expand internationally; and

•	opportunistically pursue strategic acquisitions.
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
To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. The number of our employees increased from 3,809 full-time equivalents as of December 31, 2015 to 5,637 full-time equivalents as of December 31, 2016. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel, particularly in the Boston, Massachusetts area where our headquarters are located. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results.
Additionally, the growth of our business places significant demands on our management and other employees. For example, we typically launch hundreds of promotional events across thousands of products each month on our sites via emails, "push" notifications and personalized displays. These events require us to produce updates of our sites and emails to our customers on a daily basis with different products, photos and text. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our supplier base. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.

If we fail to acquire new customers or retain existing customers, or fail to do so in a cost-effective manner, we may not be able to achieve profitability.
Our success depends on our ability to acquire and retain customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase home goods and may prefer alternatives to our offerings, such as traditional brick and mortar retailers, the websites of our competitors or our suppliers' own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. Our paid advertising efforts consist primarily of online channels, including search engine marketing, display advertising, and paid social media, and to a lesser extent catalog and television advertisements. These efforts are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.
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
We also utilize non-paid advertising. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile "push" notifications and email. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google, Bing and Yahoo!. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers and our financial condition would suffer.
Our success depends in part on our ability to increase our net revenue per active customer. If our efforts to increase customer loyalty and repeat purchasing as well as maintain high levels of customer engagement are not successful, our growth prospects and revenue will be materially adversely affected.
Our ability to grow our business depends on our ability to retain our existing customer base and generate increased revenue and repeat purchases from this customer base, and maintain high levels of customer engagement. To do this, we must continue to provide our customers and potential customers with a unified, convenient, efficient and differentiated shopping experience by:

•	providing imagery, tools and technology that attract customers who historically would have bought elsewhere;

•	maintaining a high-quality and diverse portfolio of products;

•	managing our suppliers to deliver products on time and without damage; and

•	maintaining and further developing our mobile platforms.
If we fail to increase net revenue per active customer, generate repeat purchases or maintain high levels of customer engagement, our growth prospects, operating results and financial condition could be materially adversely affected.

Our business depends on our ability to build and maintain strong brands. We may not be able to maintain and enhance our existing brands if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers' expectations, which could materially adversely affect our business, results of operations and growth prospects.
We currently offer five distinct sites to our customers, but we do not have extensive operating history with most of these brands. Maintaining and enhancing these brands are critical to expanding our base of customers and suppliers. However, a significant portion of our customers' brand experience depends on third parties outside of our control, including suppliers and logistics providers such as FedEx, UPS and the U.S. Postal Service. If these third parties do not meet our or our customers' expectations, our brands may suffer irreparable damage. In addition, maintaining and enhancing these brands may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our suppliers, which we may not be able to do successfully.
Customer complaints or negative publicity about our sites, products, product delivery times, customer data handling and security practices or customer support, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands.
Our efforts to expand our business into new products, services, technologies, and geographic regions will subject us to additional business, legal, financial, and competitive risks and may not be successful.
Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and services and by expanding our existing offerings into new geographies. For example, in 2014 we launched Birch Lane, and in 2016 we launched Wayfair.ca in Canada as well as Wayfair Registry, our wedding registry service. Launching new brands and services or expanding internationally requires significant upfront investments, including investments in marketing, information technology, and additional personnel. Expanding our brands internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers, regional competitors and local laws, construct home goods catalogs specific to the country, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory revenue from these efforts to offset these upfront costs. Any lack of market acceptance of our efforts to launch new brands and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and results of operations.
We have also entered and may continue to enter into new markets in which we have limited or no experience, which may not be successful or appealing to our customers. These activities may present new and difficult technological and logistical challenges, and resulting service disruptions, failures or other quality issues may cause customer dissatisfaction and harm our reputation and brand. Further, our current and potential competitors in new market segments may have greater brand recognition, financial resources, longer operating histories and larger customer bases than we do in these areas. As a result, we may not be successful enough in these newer areas to recoup our investments in them. If this occurs, our business, financial condition and operating results may be materially adversely affected.
Expansion of our international operations will require management attention and resources, involves additional risks, and may be unsuccessful, which could harm our future business development and existing domestic operations.
We believe international expansion represents a significant growth opportunity for us. Today, we deliver products to customers in a number of countries, and plan to expand into other international markets in order to grow our business, which will require significant management attention and resources. For example, we have made and will continue to make significant investments in information technology, logistics, supplier relationships, merchandising and marketing in the foreign jurisdictions in which we operate or plan to operate. We have limited experience in selling our products to conform to different local cultures, standards and regulations, and the products we offer may not appeal to customers in the same manner, if at all, in other geographies. We may have to compete with local companies which understand the local market better than we do and/or may have greater brand recognition than we do. In addition, to deliver satisfactory performance for customers in international locations, it may be necessary to locate physical facilities, such as consolidation centers, in foreign markets, and we may have to invest in these facilities before we can determine whether or not our foreign operations are successful. We have limited experience establishing such facilities internationally and therefore may decide not to continue with the expansion of international operations. We may not be successful in expanding into additional international markets or in generating net revenue from foreign operations.

Furthermore, different privacy, censorship, liability, intellectual property and other laws and regulations in foreign countries may cause our business, financial condition and operating results to be materially adversely affected.
Our future results could be materially adversely affected by a number of factors inherent in international operations, including:

•	localization of our product offerings, including translation into foreign languages and adaptation for local practices, standards and regulations;

•	the need to vary our practices in ways with which we have limited or no experience or which are less profitable or carry more risk to us;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing labor regulations where labor laws may be more advantageous to employees as compared to the U.S.;

•	more stringent regulations relating to data privacy and security, including the use of commercial and personal information, particularly in the European Union;

•	changes in a specific country's or region's political or economic conditions;

•	the rising cost of labor in the foreign countries in which our suppliers operate, resulting in increases in our costs of doing business internationally;

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
We have a history of losses and expect to have operating losses and negative cash flow as we continue to expand our business.
We have a history of losses, and we accumulated $306.2 million in common members' deficit as Wayfair LLC and an additional $329.9 million loss as Wayfair Inc. through December 31, 2016. Because the market for purchasing home goods online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may never achieve profitability. Also, we expect our operating expenses to increase over the next several years as we expand internationally, grow our proprietary logistics network, and continue to develop new brands and features on our sites. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.

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
Our business is rapidly evolving and intensely competitive, and we have many competitors in different industries. Our competition includes furniture stores, big box retailers, department stores, specialty retailers, and online retailers and marketplaces in the U.S., Canada, the United Kingdom and Germany, including:

•	Furniture Stores: Ashley Furniture, At Home, Bob's Discount Furniture, Havertys, Raymour & Flanagan, Rooms To Go;

•	Big Box Retailers: Bed Bath & Beyond, Home Depot, IKEA, Lowe's, Target and Walmart;

•	Department Stores: JCPenney and Macy's;

•	Specialty Retailers: Crate and Barrel, Ethan Allen, HomeGoods, Pottery Barn and Restoration Hardware;

•	Online Retailers and Online Marketplaces: Amazon and eBay; and

•	International: Leon's, Canadian Tire, John Lewis, WorldStores, Otto and Home24, in addition to several of the companies listed above who also compete with us internationally.
We expect competition in e-commerce generally to continue to increase. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including:

•	the size and composition of our customer base;

•	the number of suppliers and products we feature on our sites;

•	our selling and marketing efforts;

•	the quality, price and reliability of products we offer;

•	the convenience of the shopping experience that we provide;

•	our ability to distribute our products and manage our operations; and

•	our reputation and brand strength.
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
The online market for home goods in the U.S. is less developed than the online market for apparel, consumer electronics and other consumer products in the U.S. and, we believe, only accounts for a small portion of the market as a whole. If the online market for home goods does not gain acceptance, our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased home goods through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures in order to attract additional online consumers to our sites and convert them into purchasing customers. Specific factors that could impact consumers' willingness to purchase home goods from us include:

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
Some of the products we sell may expose us to product liability claims and litigation (including class actions) or regulatory action relating to personal injury, death or environmental or property damage. Some of our agreements with members of our supply chain may not indemnify us from product liability for a particular product, and some members of our supply chain may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance as well as our reputation and brand.
We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, the financial stability of suppliers, suppliers' ability to meet our standards, labor problems experienced by suppliers, the availability of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to our suppliers are beyond our control.
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
Further, we rely largely on our suppliers’ representations of product quality, safety and compliance with applicable laws and standards. If our suppliers or other vendors violate applicable laws, regulations or our supplier code of conduct, or implement practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation and negatively affect our operating results. Further, concerns regarding the safety and quality of products provided by our suppliers could cause our customers to avoid purchasing those products from us, or avoid purchasing products from us altogether, even if the basis for the concern is outside of our control. As such, any issue, or perceived issue, regarding the quality and safety of any items we sell, regardless of the cause, could adversely affect our brand, reputation, operations and financial results.

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
We may be unable to source new suppliers or strengthen our relationships with current suppliers.
As of December 31, 2016, we had relationships with over 10,000 suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.
In order to attract quality suppliers to our platform, we must:

•	demonstrate our ability to help our suppliers increase their sales;

•	offer suppliers a high quality, cost-effective fulfillment process; and

•	continue to provide suppliers with a dynamic and real-time view of our demand and inventory needs.
If we are unable to provide our suppliers with a compelling return on investment and an ability to increase their sales, we may be unable to maintain and/or expand our supplier network, which would negatively impact our business.
We depend on our suppliers to perform certain services regarding the products that we offer.
As part of offering our suppliers' products for sale on our sites, these suppliers are often responsible for conducting a number of traditional retail operations with respect to their respective products, including maintaining inventory and preparing merchandise for shipment to our customers. In these instances, we may be unable to ensure that these suppliers will continue to perform these services to our or our customers' satisfaction in a manner that provides our customer with a unified brand experience or on commercially reasonable terms. If our customers become dissatisfied with the services provided by our suppliers, our business, reputation and brands could suffer.
We depend on our relationships with third parties, and changes in our relationships with these parties could adversely impact our revenue and profits.
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

We also have relationships with third-party retail partners that allow consumers to purchase products offered by us though their websites and mobile applications. Because our agreements with our retail partners are generally terminable at will, we may be unable to maintain these relationships, and our results of operations could fluctuate significantly from period to period depending on the performance of our retail partners and their willingness to continue to offer and/or promote our products. Our agreements with our retail partners may also restrict our ability to market certain products, and not all of our suppliers may permit us to market through all of our retail partners' sites. Because some of our retail partners are competitors or potential competitors in the home goods market, some or all of our retail partners may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. Because we do business with a small number of retail partners, if any one of our contracts with our retailer partners were to terminate, our revenue from our retail partners may decline and our relationships with our suppliers may be adversely affected.
If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
We were a private company for 12 years prior to our initial public offering (the "IPO") in October 2014 and, as such, have not historically had the internal control and financial reporting requirements that are required of a publicly-traded company. The year ending December 31, 2015 was the first year during which we were required to comply with the requirements of The Sarbanes-Oxley Act of 2002, which requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions, and we could be required to restate our financial results, any of which would require additional financial and management resources.
We continue to invest in more robust technology and in more resources in order to manage those reporting requirements. Implementing the appropriate changes to our internal controls may distract our officers and employees, result in substantial costs and require significant time to complete. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results. In addition, we currently rely on a manual process in some areas which increases our exposure to human error or intervention in reporting our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.
In addition, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy could prevent us from accurately reporting our financial results.
We may be unable to accurately forecast net revenue and appropriately plan our expenses in the future.
Net revenue and operating results are difficult to forecast because they generally depend on the volume, timing, and type of orders we receive, all of which are uncertain. We base our expense levels and investment plans on our estimates of total net revenue and gross margins. We cannot be sure the same growth rates, trends, and other key performance metrics are meaningful predictors of future growth. If our assumptions prove to be wrong, we may spend more than we anticipate acquiring and retaining customers or may generate less net revenue per active customer than anticipated, any of which could have a negative impact on our business and results of operations.
Our business is also affected by general economic and business conditions in the U.S., and we anticipate that it will be increasingly affected by conditions in international markets. In addition, we experience seasonal trends in our business, and our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net revenue from period-to-period. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net revenue. Any failure to accurately predict net revenue or gross margins could cause our operating results to be lower than expected, which could materially adversely affect our financial condition and stock price.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.
In the future, we could be required to or may decide to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed or desired could harm our business. We may sell Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
Our business may be adversely affected if we are unable to provide our customers a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.
The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. We continually upgrade existing technologies and business applications to keep pace with these rapidly changing and continuously evolving technologies, and we may be required to implement new technologies or business applications in the future. The implementation of these upgrades and changes requires significant investments and as new devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms. Additionally, we may need to devote significant resources to the support and maintenance of such applications once created. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure to accommodate such alternative devices and platforms. Further, in the event that it is more difficult or less compelling for our customers to buy products from us on their mobile or other devices, or if our customers choose not to buy products from us on such devices or to use mobile or other products that do not offer access to our websites, our customer growth could be harmed and our business, financial condition and operating results may be materially adversely affected.
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
We accept payments using a variety of methods, including credit card, debit card, PayPal, credit accounts (including promotional financing) and gift cards. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We also offer co-branded credit card programs, which could adversely affect our operating results if terminated. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e- commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated. Further, as we enter into new market segments or geographical areas and expand the products and services we offer, we may be subject to additional laws and regulatory requirements or prohibited from conducting our business, or certain aspects of it, in certain jurisdictions. We will incur additional costs complying with these additional obligations and any failure or perceived failure to comply would adversely affect our business and reputation.
Failure to comply with federal, state and international laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.
A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing, export and security of consumer data. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not comply, or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or consumer protection- related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

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
Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the U.S. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the U.S. Individual EU member countries currently still have discretion with respect to their interpretation and implementation of these laws and the penalties for breach and have their own regulators with differing attitudes towards enforcement, which results in varying privacy standards and enforcement risk from country to country. Legislation and regulation in the European Union and some EU member states require companies to give specific types of notice and in some cases seek consent from consumers before using their data for certain purposes, including some marketing activities. In the majority of EU member countries, consent must be obtained prior to setting cookies or other tracking technologies. Outside of the European Union, there are many countries with data protections laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations as we continue our international expansion. We may need to change and limit the way we use consumer information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.
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
We collect, maintain, transmit and store data about our customers, suppliers and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain including payment card systems. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of consumer information, including consumers' personally identifiable information, or other confidential or proprietary information of ourselves or third parties; limited or terminated access to certain payment methods or fines or higher transaction fees to use such methods; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment or training of additional personnel and protection technologies, responses to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these breaches of security occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. In addition, any party who is able to illicitly obtain a subscriber's password could access the subscriber's transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and operating results. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.
Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales tax taxes on Internet revenue and a growing number of U.S. states and certain foreign jurisdictions have adopted or are considering proposals to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. We cannot predict the effect of current attempts to impose sales, income or other taxes on e-commerce. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, commercial activity, VAT or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.
We do not collect sales and use, commercial activity, VAT or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, VAT and similar tax laws and rates vary greatly by jurisdiction. Several states have presented us with tax assessments, alleging that we are required to collect and remit sales or other similar taxes. While we do not believe that we are obligated to collect and remit such taxes and intend to vigorously defend our position, we cannot be sure of the outcome of our discussions and/or appeals with these states. In the event of an adverse outcome, we could face assessments for additional time periods since the last assessments we received, plus any additional interest and penalties. We also expect additional jurisdictions may make similar assessments in the future and any of the jurisdictions where we have sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability allegations. In addition, in the future we may also decide to engage in activities, such as owning or leasing property, that would require us to pay sales and use, commercial activity, VAT or similar taxes in new jurisdictions. As a result, we may be required to collect such taxes in additional jurisdictions in the future. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition and operating results.

Our business could suffer if we are unsuccessful in making, integrating and maintaining acquisitions and investments.
As part of our business strategy, we may acquire other companies or businesses. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Acquisitions involve numerous risks, any of which could harm our business, including: difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company; difficulties in supporting and transitioning customers and suppliers, if any, of an acquired company; diversion of financial and management resources from existing operations or alternative acquisition opportunities; failure to realize the anticipated benefits or synergies of a transaction; failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues; risks of entering new markets in which we have limited or no experience; potential loss of key employees, customers and suppliers from either our current business or an acquired company's business; inability to generate sufficient net revenue to offset acquisition costs; additional costs or equity dilution associated with funding the acquisition; and possible write-offs or impairment charges relating to acquired businesses.
In addition, our investments in properties may not be fully realized. We continually review our operations and facilities in an effort to reduce costs and increase efficiencies. For strategic or other operational reasons, we may decide to consolidate or co-locate certain aspects of our business operations or dispose of one or more of our properties. If we decide to fully or partially vacate a leased property, we may incur significant cost, including facility closing costs, employee separation and retention expenses, lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements and accelerated depreciation of assets. Any of these events may materially adversely affect our business, financial condition and operating results.
We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of Niraj Shah, one of our co-founders, co-chairman of the board of directors and our Chief Executive Officer, Steven Conine, one our co-founders and co-chairman of the board of directors, and the other members of our senior management team. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers, engineers and merchandising and technology personnel. The market for such positions in the Boston area and other cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees or our inability to recruit and develop mid-level managers could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.
We may not be able to adequately protect our intellectual property rights.
We regard our subscriber list, trademarks, domain names, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. We might not be able to obtain broad protection in the U.S. or internationally for all of our intellectual property, and we might not be able to obtain effective intellectual property protection in every country in which we sell products. For example, we are the registrant of marks for our brands in numerous jurisdictions and of the Internet domain name for the websites of Wayfair.com and our other sites, as well as various related domain names. However, we have not registered our marks or domain names in all major international jurisdictions and may not be able to register or use such domain names in all of the countries in which we currently or intend to conduct business. Further, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights.

The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. We may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or proprietary rights or to establish the validity of such rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially adversely affect our business, financial condition and operating results. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may not be able to broadly enforce all of our trademarks. Any of our patents, marks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining intellectual property protections is expensive and time-consuming, and we may not be able to pursue all necessary or desirable actions at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these protections will adequately safeguard our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. We may also be exposed to claims from third parties claiming infringement of their intellectual property rights, or demanding the release or license of open source software or derivative works that we developed using such software (which could include our proprietary code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of the implicated open source software.
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

We may incur indebtedness, which could adversely affect our financial condition.
In February 2017, we entered into a three-year senior secured revolving credit facility under which we may borrow up to $100 million to fund working capital and general corporate purposes. If we draw down on this facility, our interest expense and principal repayment requirements will increase, which could have an adverse effect on our financial results. Further, the Credit Agreement and related agreements governing the senior secured revolving credit facility contain numerous requirements, including affirmative, negative and financial covenants.
Our business may not be able to generate sufficient cash flow from operations, and we can give no assurance that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures and to fund our other liquidity needs. If this occurs, we will need to refinance all or a portion of our indebtedness on or before maturity, and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may need to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These alternative strategies may not be affected on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing, or to do so on commercially reasonable terms, will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we compete.
If we do not generate sufficient cash flow from operations, and additional borrowings, refinancings or proceeds from asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.
Risks Related to Ownership of our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our co-founders, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Following the IPO, our Class B common stock was held primarily by our co-founders, other executive officers, directors and their affiliates. Due to optional conversions of Class B common stock into Class A common stock following the IPO, our Class B common stock is currently held primarily by our co-founders and their affiliates. As of December 31, 2016, our co-founders and their affiliates own shares representing approximately 41.8% of the economic interest and 87.6% of the voting power of our outstanding capital stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. For example, these stockholders are able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock. Additionally, holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class B common stock are also entitled to a separate vote in the event we seek to amend our certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely.
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
The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the risks described elsewhere in this Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, as well as:

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

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;

•	changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in interest rates;

•	changes in our board of directors or management;

•	sales of large blocks of our Class A common stock, including sales by our executive officers, directors and significant stockholders;

•	lawsuits threatened or filed against us;

•	changes in laws or regulations applicable to our business;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the U.S. and abroad; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies, including e-commerce companies. Stock prices of many technology companies, including e-commerce companies, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. Volatility in our stock price could adversely affect our business and financing opportunities and expose us to litigation. Securities litigation can subject us to substantial costs, divert resources and the attention of management from our business and materially adversely affect our business, financial condition and operating results.
Short selling could increase the volatility of our stock price.
We believe our Class A common stock has been the subject of significant short selling efforts by certain market participants. Short sales are transactions in which a market participant sells a security that it does not own. To complete the transaction, the market participant must borrow the security to make delivery to the buyer. The market participant is then obligated to replace the security borrowed by purchasing the security at the market price at the time of required replacement. If the price at the time of replacement is lower than the price at which the security was originally sold by the market participant, then the market participant will realize a gain on the transaction. Thus, it is in the market participant’s interest for the market price of the underlying security to decline as much as possible during the period prior to the time of replacement. Short selling may negatively affect the value of our stock to the detriment of our stockholders.
In addition, market participants with disclosed short positions in our stock have published, and may in the future continue to publish, negative information regarding us that we believe is inaccurate and misleading. We believe that the publication of this negative information may in the future lead to downward pressure on the price of our stock.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters are in Boston, where we currently occupy approximately 428 thousand square feet of office space pursuant to a lease that expires in December 2027. We lease additional office space in London and Berlin for our international operations. We currently lease a total of approximately 5 million additional square feet of fulfillment center space in various locations in the U.S. and one location in the United Kingdom. We also lease office space in five U.S. locations and one location in Ireland for our customer service centers.
Item 3.    Legal Proceedings
For information regarding our legal proceedings, see Note 7 to the Consolidated Financial Statements, Commitments and Contingencies, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, which is incorporated into this item by reference.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Certain Information Regarding the Trading of Our Common Stock
Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "W". The following table sets forth for the indicated periods the high and low per share sale prices of our Class A common stock, as reported by the NYSE.

	Sales Price
	High	Low
2015
First Quarter	$34.10	$18.12
Second Quarter	$39.43	$27.36
Third Quarter	$56.84	$31.17
Fourth Quarter	$50.00	$32.56
2016
First Quarter	$47.68	$28.85
Second Quarter	$44.53	$34.10
Third Quarter	$49.34	$35.82
Fourth Quarter	$39.79	$27.60
Holders of Our Common Stock
As of January 31, 2017, there were 49 holders of record of shares of our Class A common stock and 398 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than this numbers of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
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
Recent Sales of Unregistered Securities
During the three months ended December 31, 2016, we issued 405,891 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities were pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.

On November 17, 2016, we issued 11,800 shares of our Class A common stock as consideration to the stockholders of a privately-held company in connection with our acquisition of substantially all of the assets of the company. In connection with the issuance, we relied upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act in that the issuance did not involve a public offering.
Use of Proceeds from Public Offering of Common Stock
In October 2014, we completed our IPO, pursuant to which we issued and sold 10,500,000 shares of Class A common stock and the selling stockholders sold 2,150,000 shares of Class A common stock, including 1,650,000 shares of Class A common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares. The shares sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-198171), which was declared effective on October 1, 2014. The offering commenced on October 2, 2014.
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
Issuer Purchases of Equity Securities
None
Item 6.    Selected Consolidated Financial Data
You should read the following selected consolidated financial data below in conjunction with Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
The following consolidated statements of operations data for the fiscal years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The following consolidated balance sheet data as of December 31, 2014 and 2013 and the consolidated statements of operations data for the fiscal year ended December 31, 2013 and 2012 is derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The following consolidated balance sheet data as of December 31, 2012 is derived from the audited consolidated financial statements of Wayfair LLC that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations:
Net revenue	$3,380,360	$2,249,885	$1,318,951	$915,843	$601,028
Cost of goods sold (1)	2,572,549	1,709,161	1,007,853	691,602	455,879
Gross profit	807,811	540,724	311,098	224,241	145,149
Operating expenses:
Customer service and merchant fees (1)	127,883	81,230	55,804	35,500	25,730
Advertising	409,125	278,224	191,284	108,469	65,504
Merchandising, marketing and sales (1)	177,535	106,149	80,113	33,506	22,136
Operations, technology, general and administrative (1)	289,485	156,471	131,681	62,785	53,173
Total operating expenses	1,004,028	622,074	458,882	240,260	166,543
Loss from operations	(196,217)	(81,350)	(147,784)	(16,019)	(21,394)
Interest income, net	694	1,284	350	245	234
Other income (expense), net	1,756	2,718	(489)	294	155
Loss before income taxes	(193,767)	(77,348)	(147,923)	(15,480)	(21,005)
Provision for income taxes	608	95	175	46	50
Net loss	(194,375)	(77,443)	(148,098)	(15,526)	(21,055)
Accretion of convertible redeemable preferred units	—	—	(2,071)	(25,388)	(12,154)
Net loss attributable to common stockholders	$(194,375)	$(77,443)	$(150,169)	$(40,914)	$(33,209)
Net loss attributable to common stockholders per share, basic and diluted	$(2.29)	$(0.92)	$(2.97)	$(0.99)	$(0.80)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	84,977	83,726	50,642	41,332	41,272

(1)	Includes equity based compensation and related taxes as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Cost of goods sold	$474	$280	$369	$—	$—
Customer service and merchant fees	2,108	1,007	2,265	—	—
Merchandising, marketing and sales	24,308	15,436	28,514	—	—
Operations, technology, general and administrative	25,063	16,252	32,096	—	—
	$51,953	$32,975	$63,244	$—	$—

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term and long-term investments	$379,550	$465,954	$415,859	$115,308	$100,878
Working capital	$(80,129)	$95,297	$254,276	$18,118	$42,031
Total assets	$761,683	$694,581	$555,523	$196,300	$163,577
Deferred revenue	$65,892	$50,884	$26,784	$13,397	$12,282
Convertible redeemable preferred units	$—	$—	$—	$241,186	$215,798
Total stockholders' equity (deficit)	$79,384	$242,545	$305,539	$(191,178)	$(151,130)

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
The following discussion includes financial information prepared in accordance with generally accepted accounting principles ("GAAP"), as well as certain adjusted or non-GAAP financial measures such as Adjusted EBITDA, non-GAAP diluted net loss per share and free cash flow. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Management believes the use of these non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance of our business by presenting comparable financial results between periods. For more information on these non-GAAP financial measures, including reconciliations to the most directly comparable GAAP financial measures, see "Non-GAAP Financial Measures" below.
Overview
We are one of the world's largest online destinations for the home. Through our e-commerce business model, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over eight million products from over 10,000 suppliers.
We believe an increasing portion of the dollars spent on home goods will be spent online and that there is an opportunity for acquiring more market share. We plan to grow our net revenue by acquiring new customers as well as stimulating repeat purchases from our existing customers. Through increasing brand awareness and paid and unpaid advertising, we attract new and repeat customers to our sites. We then seek to convert that visitor traffic to sales through engaging visual imagery and merchandising, daily sales promotions, and easy-to-use navigation tools and personalization features that enable better product discovery. We carefully track and monitor the results of our advertising campaigns so that we can ensure that appropriate return targets are being met.
Because of the large market opportunity we see in front of us, we are currently investing in several areas across our business. Over the last few years, we have invested in expanding our international business in Canada, the United Kingdom and Germany by building our international infrastructure, developing deeper country-specific knowledge, growing our international supplier networks and establishing our brand presence in select countries. Accordingly, our consolidated net loss of $194.4 million in the year ended December 31, 2016 is primarily driven by our international expansion.
Throughout 2016, we also invested in our proprietary logistics network, including our CastleGate warehouses and own consolidation centers, cross docks and last mile delivery facilities. We believe that our proprietary logistics network will help drive incremental sales by delighting our customers with faster delivery times and a better home delivery experience. Over time we believe our proprietary logistics network will also lower our costs per order by reducing damage rates and leveraging economies of scale in transportation. We are also currently investing in new categories, such as home improvement (e.g. plumbing, lighting and flooring), housewares, seasonal decor and decorative accents, so that we can add more of those products to our sites and capture a higher share of our customers' spend on home goods.

Beginning in the fourth quarter of 2016, we changed our operating and reportable segments from one segment to two operating and reportable segments, U.S. and International. The following table presents Direct Retail and Other net revenues attributable to the Company’s reportable segments for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S. Direct Retail	$2,993,365	$1,945,411	$1,036,658
U.S. Other	117,132	190,081	199,557
U.S. segment net revenue	3,110,497	2,135,492	1,236,215
International Direct Retail	265,544	94,827	65,028
International Other	4,319	19,566	17,708
International segment net revenue (1)	269,863	114,393	82,736
Total net revenue	$3,380,360	$2,249,885	$1,318,951
(1)In the years ended December 31, 2015 and 2014, International segment net revenue included $5.4 million and $10.8 million, respectively, from our Australian business, which we sold in July 2015.
For more information on our segments, see Note 11 to the Consolidated Financial Statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Full Year 2016 Financial Highlights

•	Direct Retail net revenue increased $1.2 billion to $3.3 billion, up 59.7% year over year

•	Total net revenue increased $1.1 billion to $3.4 billion, up 50.2% year over year

•	GAAP net loss was $194.4 million

•	Adjusted EBITDA was $(88.7) million or (2.6)% of total net revenue

•	Non-GAAP free cash flow was $(65.3) million
The consolidated financial statements and other disclosures contained in this Annual Report on Form 10-K are those of Wayfair Inc. Prior to our IPO in October 2014, Wayfair LLC was the principal operating entity. In connection with the IPO, Wayfair LLC completed a corporate reorganization pursuant to which Wayfair LLC became a wholly-owned subsidiary of Wayfair Inc. For additional information regarding our corporate reorganization and how it is accounted for in the consolidated financial statements and other disclosures contained in this Annual Report on Form 10-K, see Note 1 to our Consolidated Financial Statements, Basis of Presentation, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. Our free cash flow metric is measured on a consolidated basis. Our net revenue and Adjusted EBITDA metrics are measured on a consolidated and segment basis. See Note 11 to the Consolidated Financial Statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. All other key financial and operating metrics are derived and reported from our Direct Retail sales, which includes sales generated primarily through our five distinct sites. These metrics do not include net revenue derived from the sites operated by our retail partners. We do not have access to certain customer level information on net revenue derived through our retail partners and therefore cannot measure or disclose it.

We use the following metrics to assess the near-term and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Year Ended December 31,
	2016	2015	2014
Consolidated Financial Metrics
Net Revenue	$3,380,360	$2,249,885	$1,318,951
Adjusted EBITDA	$(88,692)	$(15,929)	$(62,537)
Free cash flow	$(65,272)	$72,937	$(41,860)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$3,258,909	$2,040,238	$1,101,686
Active Customers	8,250	5,360	3,217
LTM Net Revenue per Active Customer	$395	$381	$342
Orders Delivered	14,064	9,170	5,237
Average Order Value	$232	$222	$210
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Annual Report on Form 10-K Adjusted EBITDA, a non-GAAP financial measure that we calculate as loss before depreciation and amortization, equity-based compensation and related taxes, interest and other income and expense, provision for income taxes, and non-recurring items. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
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

•	Adjusted EBITDA does not reflect equity based compensation and related taxes as well as the compensation charge associated with a tender offer we completed in April 2014;

•	Adjusted EBITDA does not reflect changes in our working capital;

•	Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect depreciation and interest expenses associated with the lease financing obligation; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Reconciliation of Adjusted EBITDA
Net loss	$(194,375)	$(77,443)	$(148,098)
Depreciation and amortization	55,572	32,446	22,003
Equity based compensation and related taxes	51,953	32,975	63,244
Interest (income), net	(694)	(1,284)	(350)
Other (income) expense, net	(1,756)	(2,718)	489
Provision for income taxes	608	95	175
Adjusted EBITDA	$(88,692)	$(15,929)	$(62,537)
Free Cash Flow
To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this Annual Report on Form 10-K free cash flow, a non-GAAP financial measure that we calculate as net cash provided by operating activities less net cash used to purchase property and equipment and site and software development costs. We have provided a reconciliation below of free cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measure.
We have included free cash flow in this Annual Report on Form 10-K because it is an important indicator of our business performance as it measures the amount of cash we generate. Accordingly, we believe that free cash flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.
Free cash flow has limitations as an analytical tool because it omits certain components of the cash flow statement and does not represent the residual cash flow available for discretionary expenditures. Further, other companies, including companies in our industry, may calculate free cash flow differently. Accordingly, you should not consider free cash flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider free cash flow alongside other financial performance measures, including net cash provided by operating activities, capital expenditures and our other GAAP results.
The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$62,814	$135,121	$4,125
Purchase of property and equipment	(96,707)	(44,648)	(31,855)
Site and software development costs	(31,379)	(17,536)	(14,130)
Free cash flow	$(65,272)	$72,937	$(41,860)
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
Net revenue consists primarily of sales of product from our sites and through the sites of our online retail partners and includes related shipping fees. We deduct cash discounts, allowances and estimated returns from gross revenue to determine net revenue. We recognize product revenue upon delivery to our customers. Net revenue is primarily driven by growth of new and active customers and the frequency with which customers purchase. The products offered on our sites are fulfilled with product we ship to our customers directly from our suppliers and, increasingly, from our CastleGate warehouses.
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
Cost of Goods Sold
Cost of goods sold consists of the cost of product sold to customers, shipping and handling costs and shipping supplies and fulfillment costs. Fulfillment costs include costs incurred in operating and staffing the fulfillment centers, such as costs attributed to receiving, inspecting, picking, packaging and preparing customer orders for shipment. Cost of goods sold also includes direct and indirect labor costs, including equity-based compensation, for fulfillment center oversight, including payroll and related benefit costs. The increase in cost of goods sold is primarily driven by growth in orders delivered, the mix of the product available for sale on our sites and transportation costs related to delivering orders to our customers.
We earn rebates on our incentive programs with our suppliers. These rebates are earned upon shipment of goods. Amounts due from suppliers as a result of these rebate programs are included as a receivable and are reflected as a reduction of cost of goods sold on the consolidated statements of operations. We also perform logistics services for suppliers through our CastleGate solution, which are earned upon completion of preparing customer orders for shipment and are reflected as a reduction of cost of goods sold on the consolidated statements of operations.
We expect cost of goods sold expenses to remain relatively stable as a percentage of net revenue but some fluctuations are expected due to the wide variety of products we sell.

Customer Service and Merchant Fees
Customer service and merchant fees consist of labor-related costs, including equity-based compensation, of our employees involved in customer service activities and merchant processing fees associated with customer payments made by credit cards and debit cards. Increases in our customer service and merchant fees are driven by the growth in our revenue and are expected to remain relatively consistent as a percentage of revenue.
Advertising
Advertising consists of direct response performance marketing costs, such as display advertising, paid search advertising, social media advertising, search engine optimization, comparison shopping engine advertising, television advertising, direct mail, catalog and print advertising. We expect advertising expense to continue to increase but decrease as a percentage of net revenue over time due to our increasing base of repeat customers.
Merchandising, Marketing and Sales
Merchandising, marketing and sales expenses include labor-related costs, including equity-based compensation, for our category managers, buyers, site merchandisers, merchants, marketers and the team who executes our advertising strategy. Sales, marketing and merchandising expenses are primarily driven by investments to grow and retain our customer base. We expect merchandising, marketing and sales expenses to continue to increase as we grow our net revenue.
Operations, Technology and General and Administrative
Operations, technology, general and administrative expenses primarily include labor-related costs, including equity-based compensation, of our operations group that lead our supply chain and logistics, our technology team, building and supporting our sites, and our corporate general and administrative, which includes human resources, finance and accounting personnel. Also included are administrative and professional service fees including audit and legal fees, insurance and other corporate expenses, including depreciation and rent. We anticipate that we will incur additional personnel expenses, professional service fees, including audit and legal, investor relations, costs of compliance with securities laws and regulations, and higher director and officer insurance costs related to operating as a public company. We expect operations, technology, general and administrative expenses will continue to increase as we grow our net revenue and operations.
Interest Income, Net
Interest income, net consists primarily of interest earned on cash, cash equivalents and short-term and long-term investments held by us and, in 2016, partially offset by interest expense on the lease financing obligation.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign currency gains (losses), and in the year ended December 31, 2015, a $3.0 million gain related to the sale of our Australian operations.

Results of Consolidated Operations (in thousands)

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations:
Net revenue	$3,380,360	$2,249,885	$1,318,951
Cost of goods sold (1)	2,572,549	1,709,161	1,007,853
Gross profit	807,811	540,724	311,098
Operating expenses:
Customer service and merchant fees (1)	127,883	81,230	55,804
Advertising	409,125	278,224	191,284
Merchandising, marketing and sales (1)	177,535	106,149	80,113
Operations, technology, general and administrative (1)	289,485	156,471	131,681
Total operating expenses	1,004,028	622,074	458,882
Loss from operations	(196,217)	(81,350)	(147,784)
Interest income, net	694	1,284	350
Other income (expense), net	1,756	2,718	(489)
Loss before income taxes	(193,767)	(77,348)	(147,923)
Provision for income taxes	608	95	175
Net loss	(194,375)	(77,443)	(148,098)
Accretion of convertible redeemable preferred units	—	—	(2,071)
Net loss attributable to common stockholders	$(194,375)	$(77,443)	$(150,169)
Net loss attributable to common stockholders per share, basic and diluted	$(2.29)	$(0.92)	$(2.97)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	84,977	83,726	50,642

(1)	Includes equity based compensation and related taxes as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of goods sold	$474	$280	$369
Customer service and merchant fees	2,108	1,007	2,265
Merchandising, marketing and sales	24,308	15,436	28,514
Operations, technology, general and administrative	25,063	16,252	32,096
	$51,953	$32,975	$63,244

Comparison of the year ended December 31, 2016 and 2015
Net revenue

	Year Ended December 31,
	2016	2015	% Change
Direct Retail	$3,258,909	$2,040,238	59.7%
Other	121,451	209,647	(42.1)%
Net revenue	$3,380,360	$2,249,885	50.2%
In 2016, net revenue increased by $1.1 billion, or 50.2% compared to 2015, primarily as a result of an increase in Direct Retail net revenue. In 2016, Direct Retail net revenue increased by $1.2 billion, or 59.7% compared to 2015, primarily due to sales to a larger customer base, as the number of active customers increased 53.9% as of December 31, 2016 compared to December 31, 2015. Additionally, LTM net revenue per active customer increased 3.7% as of December 31, 2016 compared to December 31, 2015. The decrease in Other revenue in 2016 compared to 2015 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
Cost of goods sold

	Year Ended December 31,
	2016	2015	% Change
Cost of goods sold	$2,572,549	$1,709,161	50.5%
As a percentage of net revenue	76.1%	76.0%
In 2016, cost of goods sold increased by $863.4 million, or 50.5%, compared to 2015. Of the increase in cost of goods sold, $690.8 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $172.6 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue increased in the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily as a result of changes in the mix of the products sold.

Operating Expenses

	Year Ended December 31,
	2016	2015	% Change
Customer service and merchant fees (1)	$127,883	$81,230	57.4%
Advertising	409,125	278,224	47.0%
Merchandising, marketing and sales (1)	177,535	106,149	67.3%
Operations, technology, general and administrative (1)	289,485	156,471	85.0%
Total operating expenses	$1,004,028	$622,074	61.4%
As a percentage of net revenue
Customer service and merchant fees (1)	3.8%	3.6%
Advertising	12.1%	12.4%
Merchandising, marketing and sales (1)	5.3%	4.7%
Operations, technology, general and administrative (1)	8.5%	6.9%
	29.7%	27.6%

(1)	Includes equity-based compensation and related taxes as follows:

	Year Ended December 31,
	2016	2015
Customer service and merchant fees	$2,108	$1,007
Merchandising, marketing and sales	$24,308	$15,436
Operations, technology, general and administrative	$25,063	$16,252
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Year Ended December 31,
	2016	2015
Customer service and merchant fees	3.7%	3.6%
Merchandising, marketing and sales	4.5%	4.0%
Operations, technology, general and administrative	7.8%	6.2%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $45.6 million in 2016 compared to 2015, primarily due to the increase in net revenue during 2016.
Our advertising expenses increased by $130.9 million in 2016 compared to 2015, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in 2016 compared to 2015, primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth in the U.S., partially offset by advertising investments in Europe and Canada.
Excluding the impact of equity based compensation and related taxes, merchandising, marketing and sales expenses increased by $62.5 million in 2016 compared to 2015, primarily due to an increase in headcount to grow and retain our customer base.
Excluding the impact of equity based compensation and related taxes, operations, technology, general and administrative expense increased by $124.2 million in 2016 compared to 2015. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Comparison of year ended December 31, 2015 and 2014
Net revenue

	Year ended December 31,
	2015	2014	% Change
Direct Retail	$2,040,238	$1,101,686	85.2%
Other	209,647	217,265	(3.5)%
Net revenue	$2,249,885	$1,318,951	70.6%
In 2015, net revenue increased by $930.9 million, or 70.6% compared to 2014 primarily as a result of an increase in Direct Retail net revenue, partially offset by the 3.5% decrease in Other revenue. In 2015, Direct Retail net revenue increased by $938.6 million, or 85.2% compared to 2014. The increase in Direct Retail net revenue was primarily due to sales to a larger customer base, as the number of active customers increased 66.6% in 2015 compared to the number of active customers in 2014. Additionally, LTM net revenue per active customer increased 11.4% in 2015 compared with 2014. The decrease in Other revenue was primarily due to decreased sales through our retail partners.
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

Operating Expenses

	Year Ended December 31,
	2015	2014	% Change
Customer service and merchant fees (1)	$81,230	$55,804	45.6%
Advertising	278,224	191,284	45.5%
Merchandising, marketing and sales (1)	106,149	80,113	32.5%
Operations, technology, general and administrative (1)	156,471	131,681	18.8%
Total operating expenses	$622,074	$458,882	35.6%
As a percentage of net revenue
Customer service and merchant fees (1)	3.6%	4.2%
Advertising	12.4%	14.5%
Merchandising, marketing and sales (1)	4.7%	6.1%
Operations, technology, general and administrative (1)	6.9%	10.0%
	27.6%	34.8%

(1)	Includes equity-based compensation and related taxes as follows:

	Year Ended December 31,
	2015	2014
Customer service and merchant fees	$1,007	$2,265
Merchandising, marketing and sales	$15,436	$28,514
Operations, technology, general and administrative	$16,252	$32,096
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Year Ended December 31,
	2015	2014
Customer service and merchant fees	3.6%	4.1%
Merchandising, marketing and sales	4.0%	3.9%
Operations, technology, general and administrative	6.2%	7.6%
 Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $26.7 million in 2015 compared to 2014, primarily due to the increase in net revenue during 2015.
Our advertising expenses increased by $86.9 million in 2015 compared to 2014, primarily as a result of an increase in television and online advertising.
Excluding the impact of equity based compensation and related taxes, merchandising, marketing and sales expenses increased by $39.1 million in 2015 compared to 2014. The increase in merchandising, marketing and sales expenses was due to an increase in headcount primarily to grow and retain our customer base.
Excluding the impact of equity based compensation and related taxes, operations, technology, general and administrative expense increased by $40.6 million in 2015 compared to 2014. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, depreciation and amortization and costs related to operating as a public company.

Unaudited Quarterly Results of Operations and Other Financial and Operations Data
The following tables set forth selected unaudited quarterly results of operations and other financial and operations data for the eight quarters ended December 31, 2016. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and in the opinion of management, reflects all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statements of Operations:

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
Net revenue	$424,371	$491,752	$593,972	$739,790	$747,348	$786,928	$861,525	$984,559
Cost of goods sold (1)	321,536	370,951	452,586	564,088	568,292	598,414	659,864	745,979
Gross profit	102,835	120,801	141,386	175,702	179,056	188,514	201,661	238,580
Operating expenses:
Customer service and merchant fees (1)	15,978	18,330	21,109	25,813	27,350	30,064	33,872	36,597
Advertising	57,999	61,539	70,711	87,975	97,677	94,426	101,333	115,689
Merchandising, marketing and sales (1)	23,234	23,814	27,083	32,018	37,856	43,273	48,550	47,856
Operations, technology, general and administrative (1)	32,870	36,591	41,120	45,890	58,282	69,481	79,526	82,196
Total operating expenses	130,081	140,274	160,023	191,696	221,165	237,244	263,281	282,338
Loss from operations	(27,246)	(19,473)	(18,637)	(15,994)	(42,109)	(48,730)	(61,620)	(43,758)
Interest income (expense), net	264	308	325	387	552	531	(292)	(97)
Other (expense) income, net	(108)	(96)	2,746	176	669	246	889	(48)
Loss before income taxes	(27,090)	(19,261)	(15,566)	(15,431)	(40,888)	(47,953)	(61,023)	(43,903)
Provision for (benefit from) income taxes	46	73	(88)	64	317	321	(83)	53
Net loss	$(27,136)	$(19,334)	$(15,478)	$(15,495)	$(41,205)	$(48,274)	$(60,940)	$(43,956)
Net loss attributable to common stockholders per share, basic and diluted	$(0.33)	$(0.23)	$(0.18)	$(0.18)	$(0.49)	$(0.57)	$(0.72)	$(0.51)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	83,210	83,603	83,886	84,191	84,445	84,786	85,105	85,567

(1)	Includes equity based compensation and related taxes as follows:

Cost of goods sold	$71	$79	$96	$34	$58	$87	$212	$117
Customer service and merchant fees	219	288	236	264	333	528	627	620
Merchandising, marketing and sales	3,866	3,204	3,414	4,952	5,101	5,221	6,588	7,398
Operations, technology, general and administrative	4,006	3,530	4,239	4,477	5,170	5,459	7,881	6,553
	$8,162	$7,101	$7,985	$9,727	$10,662	$11,295	$15,308	$14,688

Quarterly Financial Metrics
The following tables set forth selected financial quarterly metrics and other financial and operations data for the eight quarters ended December 31, 2016. The information for each of these quarters should be read in conjunction with our consolidated financial statements and related notes included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except Average Order Value and LTM Net Revenue Per Active Customer)
Consolidated Financial Metrics
Net Revenue	$424,371	$491,752	$593,972	$739,790	$747,348	$786,928	$861,525	$984,559
Adjusted EBITDA	$(12,340)	$(4,972)	$(1,445)	$2,828	$(20,960)	$(24,857)	$(30,849)	$(12,026)
Free Cash Flow	$(51,368)	$10,989	$35,332	$77,984	$(80,582)	$(19,418)	$(13,968)	$48,696
Segment Financial Metrics
U.S. Direct Retail Net Revenue	$351,313	$418,288	$521,848	$653,962	$672,700	$702,408	$759,674	$858,583
U.S. Other Net Revenue	$49,267	$46,379	$44,379	$50,056	$33,221	$30,265	$28,127	$25,519
U.S. Adjusted EBITDA	$(3,947)	$7,080	$9,925	$17,927	$(1,039)	$(2,920)	$(7,857)	$11,992
International Direct Retail Net Revenue	$18,082	$22,009	$23,123	$31,613	$39,146	$53,249	$72,724	$100,425
International Other Net Revenue	$5,709	$5,076	$4,622	$4,159	$2,281	$1,006	$1,000	$32
International Adjusted EBITDA	$(8,393)	$(12,052)	$(11,370)	$(15,099)	$(19,921)	$(21,937)	$(22,992)	$(24,018)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$369,395	$440,297	$544,971	$685,575	$711,846	$755,657	$832,398	$959,008
Active Customers	3,597	4,044	4,591	5,360	6,074	6,672	7,362	8,250
LTM Net Revenue Per Active Customer	$346	$357	$371	$381	$392	$404	$406	$395
Orders Delivered	1,797	1,959	2,323	3,091	2,996	2,930	3,417	4,722
Average Order Value	$206	$225	$235	$222	$238	$258	$244	$203

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net loss	$(27,136)	$(19,334)	$(15,478)	$(15,495)	$(41,205)	$(48,274)	$(60,940)	$(43,956)
Depreciation and amortization	6,744	7,400	9,207	9,095	10,487	12,578	15,463	17,044
Equity based compensation and related taxes	8,162	7,101	7,985	9,727	10,662	11,295	15,308	14,688
Interest (income) expense, net	(264)	(308)	(325)	(387)	(552)	(531)	292	97
Other expense (income), net	108	96	(2,746)	(176)	(669)	(246)	(889)	48
Provision for (benefit from) income taxes	46	73	(88)	64	317	321	(83)	53
Adjusted EBITDA	$(12,340)	$(4,972)	$(1,445)	$2,828	$(20,960)	$(24,857)	$(30,849)	$(12,026)
The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net cash provided by operating activities, net of acquisition	$(35,202)	$28,453	$51,504	$90,366	$(51,204)	$24,903	$15,621	$73,494
Purchase of property, equipment, and leasehold improvements	(12,051)	(13,153)	(11,491)	(7,953)	(23,927)	(37,509)	(20,408)	(14,863)
Site and software development costs	(4,115)	(4,311)	(4,681)	(4,429)	(5,451)	(6,812)	(9,181)	(9,935)
Free cash flow	$(51,368)	$10,989	$35,332	$77,984	$(80,582)	$(19,418)	$(13,968)	$48,696

Liquidity and Capital Resources
Sources of Liquidity

	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$279,840	$334,176
Short-term investments	$68,743	$51,895
Accounts receivable, net	$19,113	$9,906
Long-term investments	$30,967	$79,883
Working capital	$(80,129)	$95,297
Historical Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(194,375)	$(77,443)	$(148,098)
Net cash provided by operating activities	$62,814	$135,121	$4,125
Net cash used in investing activities	$(95,880)	$(137,728)	$(55,435)
Net cash (used in) provided by financing activities	$(20,883)	$(18,616)	$341,150
Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through cash flows generated by operations and, since 2011, also through private sales of convertible redeemable preferred stock and sales of common stock in connection with our IPO. Since inception through December 31, 2016, we have raised a total of approximately $646.0 million from the sale of preferred stock and common stock, net of costs and expenses associated with such financings, or approximately $453.8 million, net of repurchases of our securities and dividends paid to Series A redeemable convertible preferred stockholders.
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
We believe that our existing cash and cash equivalents and investments, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements. Capital expenditures were 3.8% of net revenue for the year ended December 31, 2016, and related primarily to putting a new data center online, our ongoing investments in our technology infrastructure, and equipment purchases and improvements for leased warehouses within our expanding supply chain network. We expect capital expenditures to be approximately 4.0 - 5.0% of net revenue for the first half of 2017, as we continue to build out our technology infrastructure and logistics network, including our CastleGate warehouses. In the second half of 2017, we expect capital expenditures to be lower than the first half of 2017 as a percentage of net revenue, with the full year capital expenditures expected to be approximately 3.0% of net revenue. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in Part I, Item 1A, Risk Factors. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.

Operating Activities
Cash provided by operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, equity-based compensation, and certain other non-cash expenses, as well as the effect of changes in working capital and other activities.
Cash provided by operating activities in the year ended December 31, 2016 was $62.8 million and was driven primarily by cash provided by operating assets and liabilities of $151.9 million, certain non-cash items including depreciation and amortization expense of $55.6 million, equity based compensation of $49.4 million, and other non-cash items of $0.3 million, partially offset by net loss of $194.4 million. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net loss.
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
Cash used in investing activities in the year ended December 31, 2016 was $95.9 million and was primarily driven by purchases of property and equipment of $96.7 million, purchases of short-term and long-term investments of $88.1 million, site and software development costs of $31.4 million, and other net investing activities of $1.0 million, partially offset by sale and maturities of short-term investments of $119.8 million and cash received from the sale of a business (net of cash sold) of $1.5 million.
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

Financing Activities
Cash used in financing activities in the year ended December 31, 2016 was $20.9 million and was primarily due to statutory minimum taxes paid related to net share settlement of equity awards of $21.1 million, partially offset by net proceeds from exercise of stock options of $0.2 million. During 2016, we began requiring employees to sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes, rather than our policy of allowing employees to forfeit shares to us to settle the withholding taxes. This requirement will continue to be phased in over the course of 2017, which we expect will materially reduce cash used in financing activities related to taxes paid for net share settlement of equity awards in future periods.
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
Credit Agreement
For information regarding our credit agreement, see Part II, Item 9B, Other Information as well as Note 13, Credit Agreement, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Consolidated Financial Statements, of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2016:

	Payment Due by Period
	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Lease Obligations	$47,721	$114,186	$112,586	$294,165	$568,658
We lease office space under non-cancelable leases. These leases expire at various dates through 2027 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. We recognize rent expense on a straight-line basis over the lease periods. For information regarding our lease obligations, see Note 7, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Consolidated Financial Statements, of this Annual Report on Form 10-K.
Critical Accounting Policies
Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, net revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Consolidated Financial Statements, of this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Revenue Recognition
We generate net revenue through product sales generated primarily through our five distinct sites and through sites operated by third parties.
We recognize revenue for product sales generated through our five distinct sites and through sites operated by third parties only when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. We recognize net revenue from sales of our products upon delivery to the customer. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available and as such we estimate delivery dates based on historical data. We record product revenue at the gross amount as we are the primary obligor with the customer and provide the primary customer service for all products sold, have latitude in establishing price and selecting products sold, have discretion in selecting suppliers of products sold, maintain inventory risk from shipment through delivery date and upon accepting returns, and have credit risk. Net revenue includes shipping costs charged to the customer and are recorded net of taxes collected from customers, which are remitted to governmental authorities. Cash discounts, returns and rebates are deducted from gross revenue in determining net revenue. In addition, we defer revenue when cash is collected from our customer prior to the satisfaction of the revenue recognition criteria.
We maintain a membership rewards program for purchases made with our private label credit card, a Wayfair-branded credit card that can only be used at our five U.S. sites. Enrolled customers earn points that may be redeemed for future purchases. We defer a portion of our revenue associated with rewards that are ultimately expected to be redeemed.
We also earn revenue through third-party advertisers that pay based on the number of advertisement related clicks, actions, or impressions for ads placed on our sites. Revenue earned under these arrangements is included in net revenue and is recognized in the period in which the click, action, or impression occurs.
Site and Software Development Costs
We capitalize certain external costs and internal labor-related costs, including equity based compensation, associated with the development of our sites and internal-use software products after the preliminary project stage is complete and until the software is ready for its intended use. Costs incurred after the software is ready for use are charged to operating expenses as incurred. Abandoned projects previously capitalized are charged to operating expenses in the period of abandonment. The Company expenses costs to manage, monitor, and operate the Company's sites, except upgrade and enhancements that provide additional functionality, which are capitalized. Capitalized software costs are included in "Property and equipment, net" in our consolidated balance sheets and are amortized over a two-year period.
Leases
We generally lease office and warehouse facilities under non-cancelable, operating lease agreements. We establish assets and liabilities for the estimated construction costs incurred under certain lease arrangements where we are considered the owner for accounting purposes only, or build-to-suit leases, to the extent we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, we assess whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If we continue to be the deemed owner, the facilities are accounted for as financing leases.
If we do not meet the sale-leaseback criteria for derecognition of the building asset and liability, the financing obligation and corresponding building asset are recorded in "Lease financing obligation" and "Property and equipment, net", respectively, within our consolidated balance sheets. The monthly rent payments made to the lessor under the lease agreement are recorded in our financial statements as land lease expense and principal and interest on the financing obligation. Interest expense on the lease financing obligation reflects the portion of the Company's monthly lease payments that is allocated to interest expense and is recorded in Interest income, net in our consolidated statements of operations. The building asset is depreciated over its useful life during the lease period.

Stock-Based Compensation
We account for equity-based compensation awards in accordance with Accounting Standards Codification ("ASC") Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all equity-based payments to employees, to be recognized as expense in the statements of operations based on their grant date fair values. The Company has granted stock options, restricted shares and restricted stock units. Since April 2011, the Company has only granted restricted stock units and has not granted any stock options or restricted stock. Restricted stock unit values are determined based on the quoted market price of our Class A common stock on the date of grant. The Company accounts for equity awards to non-employees in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of an award to non-employees be remeasured at fair value as the award vests.
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
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
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
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located or in which net revenue is generated, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Canadian Dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Wayfair Inc.
We have audited the accompanying consolidated balance sheets of Wayfair Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wayfair Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Wayfair Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 28, 2017

WAYFAIR INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$279,840	$334,176
Short-term investments	68,743	51,895
Accounts receivable, net of allowance of $3,115 and $2,767 at December 31, 2016 and December 31, 2015, respectively	19,113	9,906
Inventories	18,550	19,900
Prepaid expenses and other current assets	90,845	76,446
Total current assets	477,091	492,323
Property and equipment, net	239,354	112,325
Goodwill and intangible assets, net	4,230	3,702
Long-term investments	30,967	79,883
Other noncurrent assets	10,041	6,348
Total assets	$761,683	$694,581
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$379,493	$270,913
Accrued expenses	67,807	51,560
Deferred revenue	65,892	50,884
Other current liabilities	44,028	23,669
Total current liabilities	557,220	397,026
Lease financing obligation	28,900	—
Other liabilities	96,179	55,010
Total liabilities	682,299	452,036
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at December 31, 2016 and December 31, 2015	—	—
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 49,945,202 and 45,814,237 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	50	46
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 35,885,692 and 38,496,562 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	36	38
Additional paid-in capital	409,225	378,162
Accumulated deficit	(329,940)	(135,565)
Accumulated other comprehensive gain (loss)	13	(136)
Total stockholders' equity	79,384	242,545
Total liabilities and stockholders' equity	$761,683	$694,581

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net revenue	$3,380,360	$2,249,885	$1,318,951
Cost of goods sold	2,572,549	1,709,161	1,007,853
Gross profit	807,811	540,724	311,098
Operating expenses:
Customer service and merchant fees	127,883	81,230	55,804
Advertising	409,125	278,224	191,284
Merchandising, marketing and sales	177,535	106,149	80,113
Operations, technology, general and administrative	289,485	156,471	131,681
Total operating expenses	1,004,028	622,074	458,882
Loss from operations	(196,217)	(81,350)	(147,784)
Interest income, net	694	1,284	350
Other income (expense), net	1,756	2,718	(489)
Loss before income taxes	(193,767)	(77,348)	(147,923)
Provision for income taxes	608	95	175
Net loss	(194,375)	(77,443)	(148,098)
Accretion of convertible redeemable preferred units	—	—	(2,071)
Net loss attributable to common stockholders	$(194,375)	$(77,443)	$(150,169)
Net loss attributable to common stockholders per share, basic and diluted	$(2.29)	$(0.92)	$(2.97)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	84,977	83,726	50,642

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(194,375)	$(77,443)	$(148,098)
Other comprehensive loss:
Foreign currency translation adjustments	(102)	532	(38)
Net unrealized gain (loss) on available-for-sale investments	251	(302)	—
Comprehensive loss	$(194,226)	$(77,213)	$(148,136)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Series A Convertible Redeemable Preferred Units	Series A Convertible Redeemable Members' Equity	Series B Convertible Redeemable Preferred Units	Series B Convertible Redeemable Members' Equity		Class A and Class B Common Stock
					Common Units	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' (Deficit) Equity
Balance at December 31, 2013	21,552	$241,186	—	$—	44,904	—	$—	$—	$(190,850)	$(328)	$(191,178)
Net loss	—	—	—	—	—	—	—	—	(148,098)	—	(148,098)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(38)	(38)
Issuance of Series B convertible redeemable preferred units, net of issuance costs	—	—	5,995	154,774	—	—	—	—	—	—	—
Accretion of convertible redeemable preferred units	—	14,417	—	2,455	—	—	—	—	(16,872)	—	(16,872)
Reduction of carrying value of convertible redeemable preferred stock	—	(14,801)	—	—	—	—	—	—	14,801	—	14,801
Conversion of convertible redeemable preferred stock to common stock	(21,552)	(201,286)	(5,995)	(157,229)	—	27,547	28	358,487	—	—	358,515
Conversion from LLC to Corporation	—	—	—	—	(44,904)	44,904	44	(306,229)	306,185	—	—
Issuance of Class A common stock—net of issuance costs	—	—	—	—	—	10,500	10	282,883	—	—	282,893
Forfeiture of unvested units	—	—	—	—	—	(104)	—	—	—	—	—
Repurchase of vested common units	—	—	—	—	—	(203)	—	—	—	—	—
Dividends paid to Series A convertible redeemable preferred unitholders	—	(39,516)	—	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	157	—	12	—	—	12
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	2,199	2	—	—	—	2
Shares withheld related to net settlement of RSUs	—	—	—	—	—	(918)	(1)	(27,985)	—	—	(27,986)
Repurchase of common units	—	—	—	—	—	(896)	—	—	(23,500)	—	(23,500)
Return of equity held in escrow as part of acquisition	—	—	—	—	—	(4)	—	—	(49)	—	(49)
Equity compensation expense	—	—	—	—	—	—	—	56,776	261	—	57,037
Balance at December 31, 2014	—	—	—	—	—	83,182	83	363,944	(58,122)	(366)	305,539
Net loss	—	—	—	—	—	—	—	—	(77,443)	—	(77,443)
Other comprehensive income	—	—	—	—	—	—	—	—	—	230	230
Exercise of options to purchase common stock	—	—	—	—	—	164	—	495	—	—	495
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	1,515	1	—	—	—	1
Shares withheld related to net settlement of RSUs	—	—	—	—	—	(550)	—	(19,111)	—	—	(19,111)
Equity compensation expense	—	—	—	—	—	—	—	32,834	—	—	32,834
Balance at December 31, 2015	—	—	—	—	—	84,311	84	378,162	(135,565)	(136)	242,545
Net loss	—	—	—	—	—	—	—	—	(194,375)	—	(194,375)
Other comprehensive income	—	—	—	—	—	—	—	—	—	149	149
Exercise of options to purchase common stock	—	—	—	—	—	70	1	208	—	—	209
Issuance of common stock upon vesting of RSUs	—	—	—	—	—	1,963	2	—	—	—	2
Shares withheld related to net settlement of RSUs	—	—	—	—	—	(525)	(1)	(21,091)	—	—	(21,092)
Equity compensation expense	—	—	—	—	—	—	—	51,494	—	—	51,494
Acquisition of a business	—	—	—	—	—	12	—	452	—	—	452
Balance at December 31, 2016	—	$—	—	$—	—	85,831	$86	$409,225	$(329,940)	$13	$79,384

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(194,375)	$(77,443)	$(148,098)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	55,572	32,446	22,003
Equity based compensation	49,402	31,015	60,809
Gain on sale of a business	—	(2,997)	—
Other non-cash adjustments	331	3,027	570
Changes in operating assets and liabilities:
Accounts receivable	(9,217)	(4,033)	1,741
Inventories	1,351	(131)	(4,835)
Prepaid expenses and other current assets	(16,179)	(29,513)	(20,143)
Accounts payable and accrued expenses	126,013	135,855	59,521
Deferred revenue and other liabilities	51,914	47,031	32,616
Other assets	(1,998)	(136)	(59)
Net cash provided by operating activities	62,814	135,121	4,125

Cash flows from investing activities
Purchase of short-term and long-term investments	(88,112)	(207,303)	(135,000)
Sale and maturities of short-term investments	119,810	133,596	125,019
Purchase of property and equipment	(96,707)	(44,648)	(31,855)
Site and software development costs	(31,379)	(17,536)	(14,130)
Cash received from the sale of a business (net of cash sold)	1,508	2,860	—
Other investing activities, net	(1,000)	(4,697)	531
Net cash used in investing activities	(95,880)	(137,728)	(55,435)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(21,092)	(19,111)	(27,985)
Net proceeds from exercise of stock options	209	495	12
Net proceeds from issuance of Series B convertible redeemable preferred units	—	—	154,774
Repurchase of common units	—	—	(23,500)
Dividends paid to Series A convertible redeemable preferred holders	—	—	(39,516)
Repurchase of employee equity	—	—	(5,528)
Proceeds from initial public offering, net of fees	—	—	282,893
Net cash (used in) provided by financing activities	(20,883)	(18,616)	341,150
Effect of exchange rate changes on cash and cash equivalents	(387)	(460)	730
Net (decrease) increase in cash and cash equivalents	(54,336)	(21,683)	290,570
Cash and cash equivalents
Beginning of year	334,176	355,859	65,289
End of year	$279,840	$334,176	$355,859

Supplemental disclosure of non-cash investing activities
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$1,336	$5,258	$7,567
Construction costs capitalized under finance lease obligation and other leases	$53,894	$27,295	$3,960
Supplemental disclosure of non-cash financing activities
Accretion of preferred unit dividends	$—	$—	$2,071

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1. Basis of Presentation
Wayfair Inc. (the "Company") is one of the world's largest online destinations for the home. Through it's e-commerce business model, the Company offers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over eight million products from over 10,000 suppliers.
The consolidated financial statements and other disclosures contained in this Annual Report on Form 10-K are those of the Company. The Company was incorporated as a Delaware corporation on August 8, 2014. Prior to the effectiveness of Wayfair Inc.'s registration statement on Form S-1 related to its initial public offering ("IPO") in October 2014, Wayfair LLC was the principal operating entity. In connection with the IPO of the Company, Wayfair LLC completed a corporate reorganization pursuant to which Wayfair LLC became a wholly-owned subsidiary of the Company, and the holders of equity interests in Wayfair LLC became stockholders of the Company. The Company accounted for this corporate reorganization in accordance with the guidance provided for entities under common ownership because the holders of the equity interests in Wayfair LLC held the same ownership interests in Wayfair Inc. as they did in Wayfair LLC immediately prior to the corporate reorganization. SK Retail, Inc. was the only holder of equity interest in Wayfair LLC with operations. Accordingly, the historical financial statements of SK Retail, Inc. have been combined with the historical financial statements of Wayfair LLC for the periods presented. In addition, all of the outstanding common units of Wayfair LLC were exchanged for, and all of the incentive units converted into, shares of Class B common stock. In addition, all of the outstanding preferred units were exchanged for shares of Series A and Series B convertible preferred stock. Immediately prior to the completion of the IPO, all of the outstanding shares of Series A and Series B convertible preferred stock converted into shares of Class B common stock. In connection with this the Company also reclassified members' deficit of $306.2 million, accumulated under Wayfair LLC, to additional paid in capital.
Certain prior period amounts have been reclassified to conform to the current period presentation, including combining "Amortization of acquired intangible assets" into "Operations, technology, general and administrative" on the consolidated statements of operations and modifying the segment financial information in Note 11, Segment and Geographic Information, to breakout the Company's reportable segments into U.S. and International.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements of Wayfair Inc. include its wholly owned subsidiaries including the accounts of Wayfair LLC and its wholly owned subsidiaries (collectively the "Company" or "Wayfair"). All intercompany accounts and transactions have been eliminated. Below is a summary of the wholly-owned subsidiaries of the Company with operations:

Subsidiary	Location
Wayfair LLC	U.S.
Wayfair Securities Corporation	U.S.
SK Retail, Inc.	U.S.
CastleGate Logistics Inc.	U.S.
Wayfair Maine LLC	U.S.
Wayfair Stores Limited	Republic of Ireland
Wayfair (UK) Limited	United Kingdom
Wayfair GmbH	Germany
Wayfair (BVI) Ltd.	British Virgin Islands
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, capitalization of site and software development costs, stock-based compensation, and inventory. Actual results could differ from those estimates.

Notes to Consolidated Financial Statements (Continued)

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
Restricted Cash
As of December 31, 2016 and 2015, there was $5.0 million, of cash that was restricted from withdrawal and held by banks to guarantee the Company's letters of credit issued principally for certain vendor arrangements.
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
Marketable Securities
The Company classifies its marketable securities as "available-for-sale" securities. Available-for-sale securities are classified as short term investments and long-term investments on the consolidated balance sheets and are carried at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are recorded, net of taxes, in the "Accumulated other comprehensive loss" caption of the Company’s consolidated balance sheets. Unrealized losses, excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that the Company (i) does not intend to sell and (ii) will not be required to sell below cost are also recorded, net of taxes, in "Accumulated other comprehensive loss." Further, the Company does not believe it will be required to sell such securities below cost. Therefore, the only other-than-temporary losses the Company records in "Other income, net" in its consolidated statements of operations are related to credit losses. As of December 31, 2016, the Company’s available-for-sale securities consisted of investment securities. The maturities of the Company’s long-term marketable securities generally range from one to three years. As of December 31, 2016, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. The cost basis of a marketable security sold is determined by the Company using the specific identification method.
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
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The risk with respect to cash and cash equivalents and short-term and long-term investments is minimized by the Company's policy of investing in financial instruments (i.e., cash equivalents) with near-term maturities issued by highly rated financial institutions. At times, these balances may exceed federally insured limits; however, to date, the Company has not incurred any losses on these investments. As of December 31, 2016 and 2015, the Company had $7.0 million and $3.9 million, respectively, in banks located outside the U.S. The risk with respect to accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business.
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
The Company establishes assets and liabilities for the estimated construction costs incurred under lease arrangements where the Company is considered the owner for accounting purposes only, or build-to-suit leases, to the extent the Company is involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner, the facilities are accounted for as financing leases. Refer to Note 7, Commitments and Contingencies, for additional detail.
Foreign Currency Translation
The functional currency of the Company is the U.S. dollar, while the functional currency of certain wholly-owned subsidiaries outside of the U.S. is as follows:

Subsidiary	Currency
Wayfair Stores Limited	Euro
Wayfair (UK) Limited	Pound sterling
Wayfair GmbH	Euro
Wayfair (BVI) Ltd.	Euro
The financial statements of the Company are translated to U.S. dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The effects of foreign currency translation are included in other comprehensive loss in the consolidated statements of comprehensive loss. Transaction gains and losses are included in the Company's consolidated statements of operations. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss within total stockholders' equity.

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
Goods In-Transit
Goods in-transit directly from suppliers to customers are recorded in prepaid expenses and other current assets. Risk of loss and the transfer of title from the supplier to the Company occur at freight on board shipping point. As of December 31, 2016 and 2015, goods in-transit amounted to $34.3 million, and $34.1 million, respectively.
Property and Equipment
Property and equipment are stated at cost, net of depreciation and amortization. Depreciation and amortization on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Class	Range of Life (In Years)
Furniture and computer equipment	3 to 7
Site and software development costs	2
Leasehold improvements	The lesser of useful life or lease term
Building (leased - Note 7)	30
Site and Software Development Costs
The Company capitalizes certain costs associated with the development of its sites and internal-use software products after the preliminary project stage is complete and until the software is ready for its intended use. The capitalized costs are amortized over a two-year period. Costs incurred in the preliminary stages of development, after the software is ready for its intended use and for maintenance of internal-use software are expensed as incurred. Upgrade and enhancements are capitalized to the extent they will result in added functionality.
Total costs capitalized, net of accumulated amortization, totaled $30.0 million and $18.1 million as of December 31, 2016 and 2015, respectively, and are included in property and equipment, net in the accompanying consolidated balance sheets. Amortization expense for the years ended December 31, 2016, 2015 and 2014 were $21.6 million, $15.3 million, and $9.9 million, respectively. Capitalized site and software development costs are included in property and equipment within our consolidated balance sheets.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. For the years ended December 31, 2016, 2015 and 2014, no impairment of long-lived assets or identifiable intangibles had been indicated.
Contingent Liabilities
The Company has certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of such reasonably possible losses.

Notes to Consolidated Financial Statements (Continued)

Revenue Recognition
The Company generates net revenue through product sales generated primarily through the Company's five distinct sites and through sites operated by third parties.
The Company recognizes revenue for product sales generated through the Company's five distinct sites and through sites operated by third parties only when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company recognizes net revenue from sales of its products upon delivery to the customer. As the Company ships a large volume of packages through multiple carriers, actual delivery dates may not always be available and as such the Company estimates delivery dates based on historical data. The Company records product revenue at the gross amount as the Company is the primary obligor with the customer and provides the primary customer service for all products sold, has latitude in establishing price and selecting products sold, has discretion in selecting suppliers of products sold, maintains inventory risk from shipment through delivery date and upon accepting returns, and has credit risk. Net revenue includes shipping costs charged to the customer and is recorded net of taxes collected from customers, which are remitted to governmental authorities. Cash discounts, returns and rebates are deducted from gross revenue in determining net revenue. In addition, the Company defers revenue when cash is collected from its customer prior to the satisfaction of the revenue recognition criteria.
The Company maintains a membership rewards program for purchases made with the Company's private label credit card, a Wayfair-branded credit card that can only be used at the Company's five U.S. sites. Enrolled customers earn points that may be redeemed for future purchases. The Company defers a portion of its revenue associated with rewards that are ultimately expected to be redeemed.
The Company also earns revenue through third-party advertisers that pay based on the number of advertisement related clicks, actions, or impressions for advertisements placed on the Company's sites. Revenue earned under these arrangements is included in net revenue and is recognized in the period in which the click, action, or impression occurs.
Vendor Rebates
The Company earns rebates on incentive programs with its suppliers. These rebates are earned upon shipment of goods. Amounts earned and due from suppliers under these rebate programs are included in other current assets on the consolidated balance sheets and are reflected as a reduction of cost of goods sold on the consolidated statements of operations. Vendor allowances received by the Company reduce the carrying cost of inventory and are recognized in cost of goods sold when the related inventory is sold.
Costs of Goods Sold
Cost of goods sold consists of the cost of product sold to customers, shipping and handling costs and shipping supplies and fulfillment costs. Fulfillment costs include costs incurred in operating and staffing the fulfillment centers, such as costs attributed to receiving, inspecting, picking, packaging and preparing customer orders for shipment. Cost of goods sold also includes direct and indirect labor costs, including equity-based compensation, for fulfillment center oversight, including payroll and related benefit costs. The Company also performs logistics services for suppliers through its CastleGate solution, which are earned upon completion of preparing customer orders for shipment and are reflected as a reduction of cost of goods sold on the consolidated statements of operations.
Advertising Costs
Advertising consists of direct response performance marketing costs, such as display advertising, paid search advertising, social media advertising, search engine optimization, comparison shopping engine advertising, television advertising, direct mail, catalog and print advertising. Expenditures for advertising are expensed in the period that the advertising first takes place. Advertising expense amounted to approximately $409.1 million, $278.2 million, and $191.3 million in the years ended December 31, 2016, 2015, and 2014, respectively. Included in prepaid expenses at December 31, 2016 and 2015 are approximately $0.9 million and $1.2 million, respectively, of prepaid advertising costs.
Merchant Processing Fees
Merchant processing fees totaling $66.0 million, $46.9 million, and $27.6 million in the years ended December 31, 2016, 2015, and 2014, respectively, are included in customer service and merchant fees expense in the consolidated statements of operations. These fees are charged by third parties that provide merchant processing services for customer payments made by credit cards and debit cards.

Notes to Consolidated Financial Statements (Continued)

Retail Partner Fees
The Company sells its products through sites owned and operated by third-party online retailers, or retail partners. The Company pays a fee for sales generated through these sites and records them as merchant processing fees and advertising costs. Retail partner fees included in merchant processing fees are $1.9 million, $3.5 million, and $4.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. Retail partner fees included in advertising costs are $11.0 million, $20.2 million, and $24.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Equity-Based Compensation
The Company accounts for its equity-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all equity-based payments to employees, to be recognized as expense in the statements of operations based on their grant date fair values. The Company has granted stock options, restricted shares and restricted stock units. The Company has primarily granted restricted stock units, and to a lesser extent, restricted stock since its IPO in October 2014. However, the Company has not granted any stock options since April 2011. Restricted stock values are determined based on the quoted market price of our Class A common stock on the date of grant. The Company accounts for equity awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of an award to non-employees be remeasured at fair value as the award vests.
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
Prior to the IPO, the Company's main operating entity had not been subject to U.S. federal income taxes as it was organized as a limited liability company. As such, the taxable income or loss was passed through to and included in the tax returns of the members. The Company was subject to entity level taxation in certain states, and certain domestic and foreign subsidiaries were subject to entity level U.S. and foreign income taxes. As a result of the corporate reorganization prior to the IPO, the Company's income has since been subject to U.S. federal, state, local, and foreign income taxes and taxed at the prevailing corporate tax rates.
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

Notes to Consolidated Financial Statements (Continued)

Subsequent Events
The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2016, but prior to the filing of the financial statements with the U.S. Securities and Exchange Commission, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of these financial statements.
Recent Accounting Pronouncements
Stock Compensation
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation" ("ASU 2016-09"). This ASU revises the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and an option to recognized gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting year, and early adoption is permitted.
Management expects to adopt ASU 2016-09 for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting year. Management expects to apply ASU 2016-09 using a modified retrospective approach and adopt the option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, with an immaterial cumulative-effect adjustment to retained earnings recognized as of January 1, 2017. The adoption of ASU 2016-09 also requires all income tax adjustments to be recorded in the consolidated statements of operations. Management does not expect this adoption to have a material impact since the expected increase in net deferred tax assets will be fully offset by a corresponding increase in the deferred tax asset valuation allowance.
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
In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers – Deferral of the Effective Date" (ASU-2015-14), which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted only as of annual reporting periods beginning after December 15 2016, including interim reporting periods within that reporting year.
In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations" ("ASU 2016-08"). This ASU clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. This ASU is effective at the same period as ASU 2015-14 and ASU 2014-09.
Management expects to adopt ASU No. 2014-09, ASU 2015-14, and ASU 2016-08 (collectively, the "Revenue Recognition Accounting Pronouncements") for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting year. While Management is still in its assessment process, Management generally expects to identify substantially similar performance obligations after adoption of the Revenue Recognition Accounting Pronouncements as compared with deliverables and separate units of accounting under previous revenue recognition guidance. Therefore, the Company generally does not expect the impact of the adoption of the Revenue Recognition Accounting Pronouncements to be significant to its consolidated financial statements. Management expects to apply the Revenue Recognition Accounting Pronouncements retrospectively with the cumulative effect of initially applying the Revenue Recognition Accounting Pronouncements recognized at the date of initial application recorded as an adjustment to retained earnings, referred to as the "Modified Retrospective Approach."

Notes to Consolidated Financial Statements (Continued)

Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). This ASU revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. Management expects to adopt ASU 2016-02 for annual reporting periods beginning after December 15, 2018. Management is currently evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements, and expects it will have a material impact on our consolidated financial statements, primarily the consolidated balance sheets and related disclosures.
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of December 31, 2016 and 2015, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $99.7 million and $96.8 million, respectively. The Company periodically reviews its available-for-sale securities for other-than-temporary impairment. The Company consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period, and its intent to sell. As of December 31, 2016, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. During the years ended December 31, 2016 and 2015, the Company did not recognize any other-than-temporary impairment loss. The maturities of the Company’s long-term marketable securities generally range from one to three years. The cost basis of a marketable security sold is determined by the Company using the specific identification method. During the years ended December 31, 2016 and 2015, the Company did not have any realized gains or losses.
The following tables present details of the Company’s marketable securities as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$63,135	$7	$(39)	$63,103
Commercial paper	5,641	1	(2)	5,640
Long-term:
Investment securities	30,985	16	(34)	30,967
Total	$99,761	$24	$(75)	$99,710

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$16,908	$—	$(13)	$16,895
Long-term:
Investment securities	80,172	2	(291)	79,883
Total	$97,080	$2	$(304)	$96,778

Notes to Consolidated Financial Statements (Continued)

Fair Value Measurements
The following tables set forth the fair value of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 based on the three-tier value hierarchy described in Note 2, Summary of Significant Accounting Policies (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$200,867	$—	$—	$200,867
Short-term investments:
Investment securities	—	63,103	—	63,103
Commercial paper	—	5,640	—	5,640
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	30,967	—	30,967
Total	$205,867	$99,710	$—	$305,577

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$267,300	$—	$—	$267,300
Short-term investments:
Certificates of deposit	35,000	—	—	35,000
Investment securities	—	16,895	—	16,895
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	79,883	—	79,883
Total	$307,300	$96,778	$—	$404,078
4. Intangible assets and Goodwill
The following table summarizes intangible assets as of December 31, 2016 and 2015 (in thousands):

	Weighted-Average	December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,298)	$602
Technology	3	1,453	(161)	1,292
Customer relationships	5	1,300	(888)	412
Total		$4,653	$(2,347)	$2,306

Notes to Consolidated Financial Statements (Continued)

	Weighted-Average	December 31, 2015
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(918)	$982
Customer relationships	5	1,300	(628)	672
Non-compete agreements	3 - 5	100	(81)	19
Other intangibles	3	373	(270)	103
Domain names	5	2,687	(2,685)	2
Total		$6,360	$(4,582)	$1,778

Amortization expense related to intangible assets was $0.9 million, $0.9 million, and $1.0 million for the years ended December 31, 2016 and 2015, and 2014, respectively. The estimated future amortization expense of purchased intangible assets as of December 31, 2016, is as follows (in thousands):

Total
2017	$1,125
2018	858
2019	323
Thereafter	—
Total	$2,306

Goodwill as of December 31, 2016 was $1.9 million, unchanged from December 31, 2015.

5. Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Furniture and computer equipment	$133,297	$68,416
Site and software development costs	77,429	50,907
Leasehold improvements	62,090	29,315
Construction in progress	47,013	27,563
Building (leased - see Note 7)	29,856	—
	349,685	176,201
Less accumulated depreciation and amortization	(110,331)	(63,876)
Property and equipment, net	$239,354	$112,325
Property and equipment depreciation and amortization expense was $54.6 million, $31.6 million, and $20.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements (Continued)

6. Prepaid Expenses and Other Current Assets, Accrued Expenses, Other Current Liabilities, and Other Liabilities
The following table presents the components of selected balance sheet items as of December 31, 2016 and 2015 (in thousands):

	December 31,
Prepaid expenses and other current assets:	2016	2015
Deferred costs in transit	$34,325	$34,102
Supplier receivable	21,828	17,316
Supplier credits receivable	13,215	7,344
Other prepaid and other current assets	21,477	17,684
Total prepaid expenses and other current assets	$90,845	$76,446

	December 31,
Accrued expenses:	2016	2015
Employee compensation and related benefits	$37,767	$24,928
Advertising	8,379	6,695
Accrued property, plant and equipment	3,630	3,069
Credit card	7,405	6,621
Audit, legal and professional fees	1,333	2,326
Other accrued expenses	9,293	7,921
Total accrued expenses	$67,807	$51,560

	December 31,
Other current liabilities:	2016	2015
Sales tax payable	$15,731	$5,512
Sales return reserve	12,384	8,697
Other current liabilities	15,913	9,460
Total current other liabilities	$44,028	$23,669

	December 31,
Other liabilities:	2016	2015
Deferred rent	$55,267	$24,669
Construction costs under build-to-suit leases	39,949	27,295
Other liabilities	963	3,046
Total other liabilities	$96,179	$55,010

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies
Leases
The Company leases office and warehouse spaces under non-cancelable leases. These leases expire at various dates through 2027 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year at December 31, 2016 were as follows (in thousands):

Amount
2017	$47,721
2018	56,402
2019	57,784
2020	57,245
2021	55,341
Thereafter	294,166
Total	$568,659
Rent expense under operating leases was $33.6 million, $16.3 million, and $11.4 million in the years ended December 31, 2016, 2015 and 2014, respectively. The Company has issued letters of credit for approximately $10.6 million and $5.9 million as security for these lease agreements as of December 31, 2016 and 2015, respectively.
Future lease payments have not been reduced by minimum sublease rentals of $1.9 million due to the Company in the future under non-cancelable subleases through 2018.
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
The construction of one warehouse lease arrangement was completed during the year ended December 31, 2016, and because the Company concluded it had a letter of credit of $1.2 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. Therefore, the lease was accounted for as a financing obligation. The financing obligation and a corresponding building asset, was recorded in "Lease financing obligation" and "Property and equipment, net," respectively, in the Company’s consolidated balance sheets for $28.9 million.
The monthly rent payments made to the lessor under the lease agreement are recorded in the Company’s financial statements as land lease expense and principal and interest on the financing obligation. Interest expense on the lease financing obligation reflects the portion of the Company's monthly lease payments that is allocated to interest expense and is recorded in "Interest income, net" in the Company's consolidated statements of operations. The building asset is depreciated over its useful life during the lease period. For the year ended December 31, 2016, land lease expense, interest expense on lease financing obligation, and building depreciation was $0.1 million, $1.4 million, and $0.6 million, respectively. As of December 31, 2016, future minimum commitments related to the financing obligation were $2.3 million and $11.9 million for principal and interest, respectively, through December 31, 2021.
Subsequent to December 31, 2016, the construction of a second warehouse lease arrangement was completed, and because the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability, the lease will be accounted for as a financing obligation in the first quarter of 2017.
Restricted Cash
The Company has deposited $5.0 million with Bank of America as collateral for letters of credit and has classified these amounts as "Other noncurrent assets" on its consolidated balance sheets at December 31, 2016 and 2015.

Notes to Consolidated Financial Statements (Continued)

Collection of Sales or Other Similar Taxes
Based on the location of the Company’s current operations, it collects and remits sales tax. The Company does not currently collect sales or other similar taxes for the sale of goods in states where no obligation to collect these taxes is required under applicable law. Several states have presented the Company with assessments, alleging that it is required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, not including taxes allegedly owed for periods subsequent to such assessments or interest and penalties after the date the Company last received such assessments, is approximately $27.2 million. The Company does not believe that it was obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, the Company believes any losses that may arise from these assessments would be immaterial; however, no assurance can be given as to the outcome of these assessments.
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
8. Employee Benefit Plans
The Company has a defined-contribution, incentive savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have reached the age of 21 years. Employees may elect to defer compensation up to a dollar limit (as allowable by the Internal Revenue Code), of which up to 4% of an employee's salary will be matched by the Company. The amounts deferred by the employee and the matching amounts contributed by the Company both vest immediately. The amount expensed under the plan totaled approximately $6.3 million, $3.3 million, and $2.4 million in the years ended December 31, 2016, 2015 and 2014, respectively.
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

Notes to Consolidated Financial Statements (Continued)

In connection with the IPO, the board of directors of the Company adopted the 2014 Incentive Award Plan ("2014 Plan") to grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The 2014 Plan is administered by the board of directors of the Company with respect to awards to non-employee directors and by the compensation committee with respect to other participants and provides for the issuance of stock options, SARs, restricted stock, restricted stock units ("RSUs"), performance shares, stock payments, cash payments, dividend awards and other incentives. The 2014 Plan authorized up to 8,603,066 shares of Class A common stock to be issued, on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024, the shares available for future grant are increased in accordance with the 2014 Plan. As of January 1, 2017, 8,389,750 shares of Class A common stock are available for future grant under the 2014 Plan. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 and 2014 Plans are available for grants of awards under the 2014 Plan. All equity awards granted prior to the IPO were subject to two vesting triggers: a service period (typically five years) and a performance condition (a liquidity event in the form of either a change of control or an initial public offering, each as defined in the 2010 Plan). Employees were able to retain provisionally vested stock options and shares upon departure. The Company determined that a liquidity event was not probable until the closing of its IPO on October 7, 2014, and as such, no expense was recognized until that date. After the IPO awards for employees still providing service will continue to vest over the remaining service period. Any future grants of awards are expected to vest over the service period.
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
The following table presents activity relating to stock options for the year ended December 31, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2015	279,591	$2.98	5.5
Options exercised	(69,656)	$2.98
Options forfeited/canceled	(176)	$3.42
Outstanding at December 31, 2016	209,759	$2.98	4.5
Exercisable at December 31, 2016	209,759	$2.98	4.5
Intrinsic value of stock options exercised was $2.5 million and $5.2 million for the years ended December 31, 2016 and 2015, respectively. Aggregate intrinsic value of stock options outstanding and currently exercisable is $6.7 million as of December 31, 2016. All stock options were fully vested at December 31, 2016.
The following table presents activity relating to restricted common stock for the year ended December 31, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	1,993	$4.75
Restricted stock granted	60,000	$44.34
Restricted stock vested	(1,993)	$4.75
Expected to vest in the future as of December 31, 2016	60,000	$35.05
Expected to vest as of December 31, 2016	49,171	$35.05

Notes to Consolidated Financial Statements (Continued)

The intrinsic value of restricted common stock vested and repurchased was less than $0.1 million and $4.3 million for the years ended December 31, 2016 and 2015, respectively. Aggregate intrinsic value of restricted common stock unvested is $2.1 million as of December 31, 2016. Unrecognized equity based compensation expense related to restricted common stock expected to vest over time is $1.9 million with a weighted average remaining vesting term of 1.9 years as of December 31, 2016.
The following table presents activity relating to RSUs for the year ended December 31, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	5,607,867	$28.30
RSUs granted	4,070,232	$38.40
RSUs vested	(1,908,624)	$25.96
RSUs forfeited/canceled	(782,699)	$34.10
Unvested at December 31, 2016	6,986,776	$34.21
Expected to vest in the future as of December 31, 2016	5,473,203	$34.47
The intrinsic value of RSUs vested was $76.1 million and $51.6 million for the years ended December 31, 2016 and 2015, respectively. Aggregate intrinsic value of RSUs unvested is $244.9 million as of December 31, 2016. Unrecognized equity based compensation expense related to RSUs expected to vest over time is $208.6 million with a weighted average remaining vesting term of 1.7 years as of December 31, 2016.
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
The Company recognized changes in the redemption value of the convertible redeemable preferred stock immediately as they occurred by adjusting the carrying amount of the redeemable security to what would be the redemption amount assuming the security was redeemable at the balance sheet date. Accordingly, the Company recorded accretion of the Series A convertible and the series B redeemable convertible preferred stock of $14.4 million and $2.5 million, respectively, for the year ended December 31, 2014. At the time of the conversion of Series A and Series B convertible preferred stock an adjustment of $14.8 million was recorded as a reduction of accretion expense when the carrying value of the convertible redeemable preferred units was reduced to its conversion value.
Upon the issuance of Series B preferred units by Wayfair LLC in March 2014, the Company distributed $15.0 million in accrued dividends to Series A convertible preferred stock holders and upon the completion of the IPO in October 2014 distributed the remaining accrued dividends of $24.5 million to Series A convertible preferred stock holders.
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of December 31, 2016, the Company had no shares of undesignated preferred stock issued or outstanding.
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

Notes to Consolidated Financial Statements (Continued)

The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 49,945,202 and 45,814,237 shares of Class A common stock and 35,885,692 and 38,496,562 shares of Class B common stock were outstanding as of December 31, 2016 and 2015, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the IPO through December 31, 2016, 34,795,104 shares of Class B common stock were converted to Class A common stock.
11. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.
Beginning the fourth quarter of 2016, the Company changed its operating and reportable segments to U.S. and International. These segments reflect changes in the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as loss before depreciation and amortization, equity-based compensation and related taxes, interest and other income and expense, provision for income taxes, and non-recurring items. These charges are excluded from evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.
The Company allocates certain operating expenses to the operating and reportable segments, including "Customer service and merchant fees," "Merchandising, marketing and sales," and "Operations, technology, general and administrative" based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including "Depreciation and amortization, "Equity based compensation and related taxes," "Interest (income), net," "Other (income) expense, net," and "Provision for income taxes." There are no revenue transactions between the Company's reportable segments.
U.S.
The U.S. segment primarily consists of amounts earned through product sales through the Company's five distinct sites in the U.S. and through sites operated by third parties in the U.S.
International
The International segment primarily consists of amounts earned through product sales through the Company's international sites.
Revenue from external customers for each group of similar products and services are not reported to the CODM. Separate identification of this information for purposes of segment disclosure is impractical, as it is not readily available and the cost to develop it would be excessive. No individual country outside of the U.S. provided greater than 10% of total revenue.

Notes to Consolidated Financial Statements (Continued)

The following tables present Direct Retail and Other net revenues and Adjusted EBITDA attributable to the Company’s reportable segments for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S. Direct Retail	$2,993,365	$1,945,411	$1,036,658
U.S. Other	117,132	190,081	199,557
U.S. segment net revenue	3,110,497	2,135,492	1,236,215
International Direct Retail	265,544	94,827	65,028
International Other	4,319	19,566	17,708
International segment net revenue (1)	269,863	114,393	82,736
Total	$3,380,360	$2,249,885	$1,318,951
(1)In the years ended December 31, 2015 and 2014, International segment net revenue included $5.4 million and $10.8 million, respectively, from our Australian business, which we sold in July 2015.

	Year Ended December 31,
	2016	2015	2014
Adjusted EBITDA:
U.S.	$176	$30,985	$(40,496)
International	(88,868)	(46,914)	(22,041)
Total reportable segments Adjusted EBITDA	(88,692)	(15,929)	(62,537)
Less: reconciling items (1)	(105,683)	(61,514)	(85,561)
Net loss	$(194,375)	$(77,443)	$(148,098)
(1)Adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss including the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Depreciation and amortization	$55,572	$32,446	$22,003
Equity based compensation and related taxes	51,953	32,975	63,244
Interest (income), net	(694)	(1,284)	(350)
Other (income) expense, net	(1,756)	(2,718)	489
Provision for income taxes	608	95	175
Total reconciling items	$105,683	$61,514	$85,561
The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through sites operated by third parties and fees from third-party advertising distribution providers (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net revenue
Direct Retail	$3,258,909	$2,040,238	$1,101,686
Other	121,451	209,647	217,265
Net revenue	$3,380,360	$2,249,885	$1,318,951

Notes to Consolidated Financial Statements (Continued)

The following table presents long-lived assets by segment (in thousands):

	Year Ended December 31,
	2016	2015
Geographic long-lived assets:
U.S.	$233,099	$110,042
International	6,255	2,283
Total	$239,354	$112,325
12. Income Taxes
Income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 attributable to income (loss) from operation is presented below (in thousands):

Year ended December 31, 2016	Current	Deferred	Total
Federal	$—	$32	$32
State	329	5	334
Foreign	285	(43)	242
	$614	$(6)	$608

Year ended December 31, 2015	Current	Deferred	Total
Federal	$—	$54	$54
State	(202)	7	(195)
Foreign	331	(95)	236
	$129	$(34)	$95

Year ended December 31, 2014	Current	Deferred	Total
Federal	$—	$32	$32
State	1	4	5
Foreign	138	—	138
	139	36	175

Notes to Consolidated Financial Statements (Continued)

The actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 35% to income before tax expense (benefit) as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Computed expected tax expense (benefit)	$(67,819)	$(27,072)	$(51,773)
Decrease in income taxes resulting from:
Partnership losses not creating tax benefit	—	—	21,369
Effect of conversion to C-corporation	—	—	(28,034)
State income tax expense, net of federal benefit	(5,225)	(1,424)	(2,517)
Foreign tax rate differential	17,109	9,278	2,826
Equity based compensation expense	2,321	1,415	5,555
Change in valuation allowance	53,467	12,394	52,921
Impact of sale of Australian subsidiary	—	4,248	—
Other	755	1,256	(172)
Net income tax expense	$608	$95	$175
The components of results of income before income tax expense (benefit) determined by tax jurisdiction, are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S.	$(118,851)	$(38,963)	$(128,505)
Foreign	(74,916)	(38,385)	(19,418)
Total	$(193,767)	$(77,348)	$(147,923)

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows (in thousands):

	December 31
	2016	2015
Deferred tax asset:
Accounts receivable	$1,153	$926
Inventories	543	280
Operating loss carry-forwards	71,558	32,678
Equity based compensation expense	10,940	10,716
Intangibles	22,466	24,205
Accrued payroll	9,379
Accrued expenses	2,840	307
Charitable contributions	331	143
Deferred rent	51,355	21,219
Gross deferred tax asset	170,565	90,474
Less: Valuation allowance	(123,293)	(70,614)
Net deferred tax asset	47,272	19,860
Deferred tax liability:
Prepaid expenses	(1,428)	(561)
Capitalized technology	(11,151)	(6,444)
Property and equipment	(34,420)	(12,646)
Goodwill	(133)	(96)
Other	(166)	(126)
Total deferred tax liabilities	(47,298)	(19,873)
Net deferred tax liabilities	(26)	(13)
Non-current net deferred tax liability	$(26)	$(13)
As of December 31, 2016, the Company had federal net operating loss carryforwards available to offset future federal taxable income of $245.2 million.
In addition, the Company had state net operating loss carryforwards available in the amount of $230.5 million which are available to offset future state taxable income.
The federal net operating loss carryforwards begin to expire in the year ended December 31, 2034. The state net operating loss carryforwards begin to expire in the year ended December 31, 2028.
The Company's ability to utilize these federal and state net operating loss carry-forwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.
The Company also had foreign net operating loss carry-forwards available to offset future foreign income of $143.6 million. The foreign net operating loss carryforwards have no expiration.
In assessing the realizability of its net deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2016, based upon an evaluation of the positive and negative evidence, the Company concluded that an increase of $52.7 million of the deferred tax asset valuation allowance was appropriate, resulting in a valuation allowance of $123.3 million as of December 31, 2016. The total expense from the net change in valuation allowance is $52.7 million.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2016, the Company has not provided for U.S. deferred income taxes on undistributed earnings of its foreign subsidiaries of approximately $2.3 million since these earnings are to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company will be subject to additional U.S. and state income taxes (less foreign tax credits), as well as withholding taxes in its foreign locations. The amount of taxes attributable to the undistributed earnings is not practicably determinable.
The Company establishes reserves for uncertain tax positions based on management's assessment of exposure associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Reserves for uncertain tax positions as of December 31, 2016 and 2015 are not material.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties and interest during 2016, 2015, and 2014, respectively, because it believes that such additional interest and penalties would be insignificant.
The Company's tax jurisdictions include the U.S., the UK, Germany, Ireland, and the British Virgin Islands. The statute of limitations with respect to the Company's U.S. federal income taxes has expired for years prior to 2013. The relevant state and foreign statutes vary. However, preceding years remain open to examination by U.S. federal and state and foreign taxing authorities to the extent of future utilization of net operating losses generated in each preceding year.
13. Credit Agreement
On February 22, 2017, the Company entered into a $40 million credit card program and a credit agreement consisting of a $100 million secured revolving credit facility (the "Revolver") with Citibank, N.A. ("Citibank"). The Citibank credit facility replaced the Company's existing credit facility with Bank of America, N.A. ("Bank of America"), which were in place as of December 31, 2016 and are described below.
The Revolver has a $40 million letter of credit sublimit and a $10 million swing line sublimit, and a final maturity date of February 21, 2020. Wayfair LLC is the borrower (the "Borrower") under the Citibank credit agreement. Subject to certain conditions, the Borrower has the right to increase the Revolver by $25 million. Borrowings under the Revolver will bear interest through maturity at a variable rate based upon, at the Borrower’s option, either the Eurodollar rate or the base rate (which is the highest of (x) Citibank's prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate, and (z) 1.00%in excess of the one-month Eurodollar rate), plus, in each case an applicable margin. From closing until September 30, 2019, the applicable margin for Eurodollar rate loans is 1.75% per annum and the applicable margin for base rate loans is 0.75% per annum. After September 30, 2019, the applicable margin is subject to specified changes depending on the applicable consolidated leverage ratio. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the credit agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.
The Citibank credit agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Citibank credit agreement requires the Company to maintain certain financial ratios.
As of December 31, 2016, the Company had a credit agreement with Bank of America, which was last renewed on July 31, 2016. The Bank of America credit agreement provided the Company with a $20.0 million revolving line of credit to support direct borrowings and letters of credit, provided that a maximum of $5.0 million could be applied to direct borrowings under the revolving line of credit, plus an additional $45.0 million credit card program, for a maximum aggregate commitment of $65.0 million. The credit agreement would have expired by its terms on July 31, 2017. Subject to the terms and conditions of the Bank of America credit agreement, advances under the line of credit, if any, would bear interest at the LIBOR rate, plus 1.75%. The Bank of America credit agreement also required the Company to maintain certain covenants, including debt service coverage, tangible net worth and unencumbered liquid assets, with which the Company was compliant at December 31, 2016 and 2015. The Company did not borrow any amounts under the Bank of America credit agreement during the years ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements (Continued)

14. Net Loss per Share
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
Basic net loss per share attributable to common stockholders is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed using the weighted-average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period. The Company's common stock equivalents consist of shares issuable upon the release of restricted stock units, and to a lesser extent, the incremental shares of common stock issuable upon the exercise of stock options and unvested restricted stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The Company's basic and diluted net loss per share are the same because the Company has generated net loss attributable to common stockholders and common stock equivalents are excluded from diluted net loss per share because they have an antidilutive impact.
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

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(194,375)	$(77,443)	$(148,098)
Accretion of preferred units to redemption value	—	—	(2,071)
Net loss attributable to common stockholders per share—basic and diluted	$(194,375)	$(77,443)	$(150,169)
Denominator:
Weighted average common shares used for basic and diluted net loss per share computation	84,977	83,726	50,642
Net loss per common share attributable to common stockholders:
Basic and Diluted	$(2.29)	$(0.92)	$(2.97)

Notes to Consolidated Financial Statements (Continued)

The following have been excluded from the computation of basic and diluted net loss per share attributable to common stockholders as their effect would have been antidilutive:

	Year Ended December 31,
	2016	2015	2014
Stock options	209,759	279,591	449,046
Restricted stock	60,000	1,993	161,476
Restricted stock units	6,986,776	5,607,867	4,542,231
Total	7,256,535	5,889,451	5,152,753

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2016. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2016, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included immediately following Item 9A. Controls and Procedures, in this Annual Report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Wayfair Inc.
We have audited Wayfair Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Wayfair Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Wayfair Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wayfair Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Wayfair Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 28, 2017

Item 9B. Other Information
On February 22, 2017, Wayfair Inc. ("Wayfair" or the "Company") entered into a $40 million credit card program with Citibank, N.A. ("Citibank"). This new card program will replace the Company’s current card program with Bank of America, N.A.
In connection with the credit card program, Wayfair, as guarantor, and Wayfair LLC, a wholly-owned subsidiary of the Company, as borrower (the "Borrower") entered into a Credit Agreement (the "Credit Agreement") with Citibank, in its capacity as administrative agent, swing line lender and letter of credit issuer, and certain other lenders party thereto. The Credit Agreement consists of:

•	A secured revolving credit facility under which the Borrower may borrow up to $100 million, subject to certain sublimits, with a final maturity date of February 21, 2020 (the "Revolver").

•	The Borrower has the right, subject to certain conditions, to increase the Revolver by $25 million.

•	The Revolver has the following sublimits:

◦	a $40 million letter of credit sublimit; and

◦	a $10 million swing line sublimit.
The Borrower’s obligations under the Credit Agreement are guaranteed by Wayfair and certain of its subsidiaries (together, the "Guarantors"). The obligations of the Borrower and the Guarantors are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors, including, with certain exceptions, all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the Company’s first-tier foreign subsidiaries.
The proceeds of the Revolver may be used to finance working capital, to refinance certain existing indebtedness and to provide funds for other general corporate purposes.
Borrowings under the Revolver will bear interest through maturity at a variable rate based upon, at the Borrower’s option, either the Eurodollar rate or the base rate (which is the highest of (x) Citibank’s prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate, and (z) 1.00% in excess of the one-month Eurodollar rate), plus, in each case an applicable margin. From closing until September 30, 2019, the applicable margin for Eurodollar rate loans is 1.75% per annum and the applicable margin for base rate loans is 0.75% per annum. After September 30, 2019, the applicable margin is subject to specified changes depending on the applicable consolidated leverage ratio.
Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.
The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the ability of the Borrower and the Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Credit Agreement requires the Company to maintain certain financial ratios.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code may be found at the Investor Relations section of our website, located at investor.wayfair.com under the link for "Corporate Governance." We intend to make all required disclosures regarding any amendments to, or waivers from, any provisions of the code at the same location of our website.

The other information required by this item is incorporated by reference from our proxy statement for our 2017 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2016.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our proxy statement for our 2017 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our proxy statement for our 2017 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our proxy statement for our 2017 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2016.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our proxy statement for our 2017 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2016.
PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements
The following financial statements and supplementary data are included in Part II of Item 8 filed of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Comprehensive Loss

•	Consolidated Statements of Stockholders' Equity (Deficit)

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein

(3)	Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYFAIR INC.
By:	/s/ NIRAJ SHAH
Niraj Shah
President and Chief Executive Officer
Date: February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NIRAJ SHAH	Chief Executive Officer and President, Co-Founder and Director (Principal Executive Officer)	February 28, 2017
Niraj Shah

/s/ MICHAEL FLEISHER	Chief Financial Officer (Principal Financial Officer)	February 28, 2017
Michael Fleisher

/s/ NICHOLAS MALONE	Chief Administrative Officer (Principal Accounting Officer)	February 28, 2017
Nicholas Malone

/s/ STEVEN CONINE	Co-Founder and Director	February 28, 2017
Steven Conine

/s/ NEERAJ AGRAWAL	Director	February 28, 2017
Neeraj Agrawal

/s/ JULIE BRADLEY	Director	February 28, 2017
Julie Bradley

/s/ ROBERT GAMGORT	Director	February 28, 2017
Robert Gamgort

/s/ MICHAEL KUMIN	Director	February 28, 2017
Michael Kumin

/s/ IAN LANE	Director	February 28, 2017
Ian Lane

/s/ JAMES MILLER	Director	February 28, 2017
James Miller

/s/ ROMERO RODRIGUES	Director	February 28, 2017
Romero Rodrigues

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
2.1	Contribution and Exchange Agreement dated as of August 15, 2014 between the Company and the other and the other parties thereto		S-1	333-198171	8/15/2014	2.1
3.1	Restated Certificate of Incorporation of the Company		8-K	001-36666	10/8/2014	3.1
3.2	Amended and Restated Bylaws of the Company		8-K	001-36666	10/8/2014	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock of the Company		S-1	333-198171	9/19/2014	4.1
10.1+	Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.1
10.2+	Form of Deferred Unit Agreement under the Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.2
10.3+	2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.3
10.4+	Form of Option Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.4
10.5+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.5
10.6+	Form of Restricted Stock Award Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.6
10.7	Investors' Rights Agreement, dated August 15, 2014, by and among the Company and the other parties thereto		10-K	001-36666	3/19/2015	10.7
10.8+	Form of Indemnification Agreement for Directors and Officers		S-1	333-198171	8/15/2014	10.8
10.9	Office Lease dated April 18, 2013 between Copley Place Associates, LLC and the Company, as amended by the First Amendment to Lease dated February 11, 2014, as further amended by the Second Amendment to Lease dated October 24, 2014, as further amended by the Third Amendment to Lease dated October 8, 2015, and as further amended by the Fourth Amendment to Lease dated February 3, 2016 (as amended to date, the "Copley Lease")		10-K	001-36666	2/29/2016	10.9
10.10	Fifth Amendment to Copley Lease, dated as of July 29, 2016, by and between Copley Place Associates, LLC and Wayfair LLC		10-Q	001-36666	11/8/2016	10.2
10.11	Elevator Side Letter to Copley Lease, dated as of July 28, 2016, by and between Copley Place Associates, LLC and Wayfair LLC		10-Q	001-36666	11/8/2016	10.3

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.12+	Wayfair International Assignment Agreement dated April 1, 2015 between the Company and John Mulliken		10-Q	001-36666	5/15/2015	10.10
10.13+	Form of Amended and Restated Letter Agreement dated May 6, 2014 between the Company and each of Niraj Shah and Steven Conine		S-1	333-198171	8/15/2014	10.11
10.14+	Letter Agreement dated October 2, 2013 between the Company and Michael Fleisher, as amended May 5, 2014		S-1	333-198171	8/15/2014	10.12
10.15+	Letter Agreement dated June 2, 2015 between the Company and Jeremy Delinsky	X
10.16	Loan Agreement dated October 29, 2012 between Bank of America, N.A. and the Company, as amended by amendments dated October 29, 2013, June 6, 2014 and July 31, 2015 (as amended to date, the "Bank of America Loan Agreement")		10-K	001-36666	2/29/2016	10.13
10.17	Amendment No. 4 to the Bank of America Loan Agreement, dated as of July 31, 2016, by and between Bank of America, N.A. and Wayfair LLC		8-K	001-36666	8/4/2016	10.1
10.18	Credit Agreement dated February 22, 2017 among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer	X
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

+ Indicates a management contract or compensatory plan
# This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.