Form 10-Q
period 2017-03-31
Wayfair Inc.
filed 2017-05-09
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at April 30, 2017
Class A Common Stock, $0.001 par value per share	51,717,925
Class B Common Stock, $0.001 par value per share	34,909,163

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2017

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
Factors that could cause or contribute to differences in our future results include the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We qualify all of our forward-looking statements by these cautionary statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$212,408	$279,840
Short-term investments	64,277	68,743
Accounts receivable, net of allowance of $2,857 and $3,115 at March 31, 2017 and December 31, 2016, respectively	21,770	19,113
Inventories	14,457	18,550
Prepaid expenses and other current assets	119,450	90,845
Total current assets	432,362	477,091
Property and equipment, net	263,315	239,354
Goodwill and intangible assets, net	3,949	4,230
Long-term investments	33,242	30,967
Other noncurrent assets	9,255	10,041
Total assets	$742,123	$761,683
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$362,719	$379,493
Accrued expenses	70,629	67,807
Deferred revenue	88,325	65,892
Other current liabilities	44,911	44,028
Total current liabilities	566,584	557,220
Lease financing obligation	41,542	28,900
Other liabilities	97,535	96,179
Total liabilities	705,661	682,299
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at March 31, 2017 and December 31, 2016	—	—
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 50,971,401 and 49,945,202 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	51	50
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 35,475,888 and 35,885,692 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	35	36
Additional paid-in capital	431,812	409,225
Accumulated deficit	(395,191)	(329,940)
Accumulated other comprehensive (loss) gain	(245)	13
Total stockholders’ equity	36,462	79,384
Total liabilities and stockholders’ equity	$742,123	$761,683

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net revenue	$960,825	$747,348
Cost of goods sold	723,942	568,292
Gross profit	236,883	179,056
Operating expenses:
Customer service and merchant fees	35,058	27,350
Advertising	118,265	97,677
Merchandising, marketing and sales	50,794	37,856
Operations, technology, general and administrative	88,972	58,282
Total operating expenses	293,089	221,165
Loss from operations	(56,206)	(42,109)
Interest (expense) income, net	(299)	552
Other income, net	176	669
Loss before income taxes	(56,329)	(40,888)
Provision for income taxes	210	317
Net loss	$(56,539)	$(41,205)
Net loss per share, basic and diluted	$(0.66)	$(0.49)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	86,036	84,445

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Net loss	$(56,539)	$(41,205)
Other comprehensive loss:
Foreign currency translation adjustments	(281)	(333)
Net unrealized gain on available-for-sale investments	23	497
Comprehensive loss	$(56,797)	$(41,041)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(56,539)	$(41,205)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	20,352	10,487
Equity based compensation	13,629	9,715
Other non-cash adjustments	(246)	(156)
Changes in operating assets and liabilities:
Accounts receivable	(2,651)	(1,941)
Inventories	4,094	2,142
Prepaid expenses and other current assets	(28,200)	(8,643)
Accounts payable and accrued expenses	(22,412)	(29,097)
Deferred revenue and other liabilities	25,930	7,926
Other assets	(55)	(432)
Net cash used in operating activities	(46,098)	(51,204)

Cash flows from investing activities
Purchase of short-term and long-term investments	(16,225)	(28,489)
Sale and maturities of short-term investments	18,275	29,620
Purchase of property and equipment	(11,952)	(23,927)
Site and software development costs	(10,920)	(5,451)
Net cash used in investing activities	(20,822)	(28,247)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(592)	(6,621)
Net proceeds from exercise of stock options	54	51
Net cash used in financing activities	(538)	(6,570)
Effect of exchange rate changes on cash and cash equivalents	26	643
Net decrease in cash and cash equivalents	(67,432)	(85,378)

Cash and cash equivalents
Beginning of period	279,840	334,176
End of period	$212,408	$248,798

Supplemental disclosure of non-cash investing activities
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$11,524	$19,186
Construction costs capitalized under finance lease obligation and other leases	$8,389	$13,077

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

Notes to Consolidated and Condensed Financial Statements
(Unaudited)

1. Basis of Presentation
Wayfair Inc. (the “Company”) is one of the world's largest online destinations for the home. Through its e-commerce business model, the Company offers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over eight million products from over 10,000 suppliers.
The consolidated and condensed financial statements and other disclosures contained in this Quarterly Report on Form 10-Q are those of the Company. The consolidated and condensed balance sheet data as of December 31, 2016 was derived from audited financial statements. The accompanying consolidated and condensed balance sheet as of March 31, 2017, the consolidated and condensed statements of operations, consolidated and condensed statements of comprehensive loss, and consolidated and condensed statements of cash flows for the periods ended March 31, 2017 and 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2017 and statements of operations, comprehensive loss, and cash flows for the periods ended March 31, 2017 and 2016. The financial data and the other information disclosed in these notes to the consolidated and condensed financial statements related to these periods are unaudited.
The consolidated and condensed statements of operations, comprehensive loss, and cash flows for the period ended March 31, 2017 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2017, or for any other period.
2. Summary of Significant Accounting Policies
The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. The Company believes that there have been no significant changes during the three months ended March 31, 2017 to the items disclosed in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of March 31, 2017 and December 31, 2016, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $97.5 million and $99.7 million, respectively. The Company periodically reviews its available-for-sale securities for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period, and its intent to sell. As of March 31, 2017, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. During the three months ended March 31, 2017 and 2016, the Company did not recognize any other-than-temporary impairment loss. The maturities of the Company’s long-term marketable securities generally range from one to three years. The cost basis of a marketable security sold is determined by the Company using the specific identification method. During the three months ended March 31, 2017 and 2016, we did not have any realized gains or losses.
 The following tables present details of the Company’s marketable securities as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$61,044	$8	$(16)	$61,036
Commercial paper	3,241	1	(1)	3,241
Long-term:
Investment securities	33,262	18	(38)	33,242
Total	$97,547	$27	$(55)	$97,519

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$63,135	$7	$(39)	$63,103
Commercial paper	5,641	1	(2)	5,640
Long-term:
Investment securities	30,985	16	(34)	30,967
Total	$99,761	$24	$(75)	$99,710
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
The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 based on the three-tier value hierarchy (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$113,588	$—	$—	$113,588
Short-term investments:
Investment securities	—	61,036	—	61,036
Commercial paper	—	3,241	—	3,241
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	33,242	—	33,242
Total	$118,588	$97,519	$—	$216,107

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$200,867	$—	$—	$200,867
Short-term investments:
Investment securities	—	63,103	—	63,103
Commercial paper	—	5,640	—	5,640
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	30,967	—	30,967
Total	$205,867	$99,710	$—	$305,577
4. Intangible Assets and Goodwill
The following table summarizes intangible assets as of March 31, 2017 and December 31, 2016 (in thousands):

	Weighted - Average Amortization Period (Years)	March 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,393)	$507
Technology	3	1,453	(282)	1,171
Customer relationships	5	1,300	(953)	347
Total		$4,653	$(2,628)	$2,025

	Weighted - Average Amortization Period (Years)	December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,298)	$602
Technology	3	1,453	(161)	1,292
Customer relationship	5	1,300	(888)	412
Total		$4,653	$(2,347)	$2,306

Amortization expense related to intangible assets was $0.3 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.
Goodwill as of March 31, 2017 was $1.9 million, unchanged from December 31, 2016.

5. Property and Equipment, net
The following table summarizes property and equipment, net as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Furniture and computer equipment	$149,258	$133,297
Site and software development costs	87,139	77,429
Leasehold improvements	65,652	62,090
Construction in progress	46,808	47,013
Buildings (leased - Note 6)	42,498	29,856
	391,355	349,685
Less accumulated depreciation and amortization	(128,040)	(110,331)
Property and equipment, net	$263,315	$239,354
Property and equipment depreciation and amortization expense was $20.1 million and $10.3 million for the three months ended March 31, 2017 and 2016, respectively.
6. Commitments and Contingencies
Leases
The Company leases office and warehouse spaces under non-cancelable leases. These leases expire at various dates through 2027 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Rent expense under operating leases was $11.6 million and $7.1 million in the three months ended March 31, 2017 and 2016, respectively. The Company has issued letters of credit for approximately $11.4 million and $10.6 million as security for these lease agreements as of March 31, 2017 and December 31, 2016, respectively.
As of December 31, 2016, the future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year totaled $568.7 million. Subsequent to December 31, 2016, the Company entered into additional non-cancelable leases in the United States ("U.S.") with initial or remaining terms in excess of one year with total future minimum lease commitments of $50.2 million. Future lease payments have not been reduced by minimum sublease rentals of $9.3 million due to the Company in the future under non-cancelable subleases through 2020.
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
The construction of one warehouse lease arrangement was completed during the three months ended June 30, 2016, and because the Company concluded it had a letter of credit of $1.2 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. Another warehouse lease arrangement was completed in the three months ended March 31, 2017, and because the Company concluded it had a letter of credit of $0.8 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. Accordingly, these leases were accounted for as financing obligations and $28.9 million and $12.6 million was recorded in "Lease financing obligation" in the Company’s unaudited consolidated and condensed balance sheets as of June 30, 2016 and March 31, 2017, respectively. The monthly rent payments made to the lessor under the lease agreement are recorded in the Company’s financial statements as land lease expense and principal and interest on the financing obligation. Interest expense on the lease financing obligation reflects the portion of the Company's monthly lease payments that is allocated to interest expense. For the three months ended March 31, 2017, land lease expense was $0.1 million and interest expense on lease financing obligations was $0.9 million. As of March 31, 2017, future minimum commitments related to the financing obligations were $3.5 million and $19.2 million for principal and interest, respectively, through March 31, 2022.
 Collection of Sales or Other Similar Taxes
 Based on the location of the Company’s current operations, it collects and remits sales tax. The Company does not currently collect sales or other similar taxes for the sale of goods in states where no obligation to collect these taxes is required under applicable law. Several states have presented the Company with assessments, alleging that it is required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, not including taxes allegedly owed for periods subsequent to such assessments or interest and penalties after the date the Company last received such assessments, is approximately $21.9 million. The Company does not believe that it was obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, the Company believes any losses that may arise from these assessments would be immaterial; however, no assurance can be given as to the outcome of these assessments.
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
7. Equity-Based Compensation
The board of directors of the Company adopted the 2014 Incentive Award Plan ("2014 Plan") to grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which the Company competes. The 2014 Plan is administered by the board of directors of the Company with respect to awards to non-employee directors and by the compensation committee with respect to other participants and provides for the issuance of stock options, SARs, restricted stock, restricted stock units ("RSUs"), performance shares, stock payments, cash payments, dividend awards and other incentives. Prior to the adoption of the 2014 Plan, Wayfair LLC issued certain equity awards pursuant to the Wayfair LLC Amended and Restated Common Unit Plan (the “2010 Plan”), which was administered by the board of directors of Wayfair LLC. Awards issued under this plan that remain outstanding currently represent Class A or Class B common stock of the Company.
8,603,066 shares of Class A common stock were initially available for issuance under awards granted pursuant to the 2014 Plan. The 2014 Plan also contains an evergreen provision whereby the shares available for future grant are increased on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024. As of January 1, 2017, 8,389,750 shares of Class A common stock were available for future grant under the 2014 Plan. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 and 2014 Plans are available for grants of awards under the 2014 Plan. All equity awards granted prior to the initial public offering ("IPO") were subject to two vesting conditions: (i) a service period (typically five years) and (ii) a performance condition (a liquidity event in the form of either a change of control or an IPO, each as defined in the 2010 Plan). Employees were able to retain provisionally vested stock options and shares upon departure. The Company determined that a liquidity event was not probable until the closing of its IPO on October 7, 2014, and as such, no expense was recognized until that date. After the IPO, awards for employees still providing service continue to vest over the remaining service period. Any future grants of awards are expected to vest over the service period.
The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation" ("ASU 2016-09") as of January 1, 2017. For additional information, refer to Note 13, Recent Accounting Pronouncements.

The following table presents activity relating to stock options for the three months ended March 31, 2017:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	209,759	$2.98	4.5
Options exercised	(17,981)	$2.90
Outstanding and exercisable at March 31, 2017	191,778	$2.99	4.2
Intrinsic value of stock options exercised was $0.7 million for the three months ended March 31, 2017. Aggregate intrinsic value of stock options outstanding and currently exercisable is $7.2 million. All stock options were fully vested at March 31, 2017.
The following table presents activity relating to restricted common stock for the three months ended March 31, 2017:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2016	60,000	$35.05
Unvested and expected to vest at March 31, 2017	60,000	$40.49
Aggregate intrinsic value of restricted common stock unvested is $2.4 million as of March 31, 2017. Unrecognized equity based compensation expense related to restricted common stock expected to vest over time is $2.0 million with a weighted average remaining vesting term of 1.8 years as of March 31, 2017.
The following table presents activity relating to RSUs for the three months ended March 31, 2017:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2016	6,986,776	$34.21
RSUs granted	720,706	$41.10
RSUs vested	(610,079)	$31.26
RSUs forfeited/canceled	(169,726)	$36.57
Outstanding and expected to vest at March 31, 2017	6,927,677	$35.13
The intrinsic value of RSUs vested was $23.2 million for the three months ended March 31, 2017. Aggregate intrinsic value of RSUs outstanding is $280.5 million as of March 31, 2017. Unrecognized equity based compensation expense related to RSUs expected to vest over time is $209.1 million with a weighted average remaining vesting term of 1.8 years at March 31, 2017.
8. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.
Beginning the fourth quarter of 2016, the Company changed its operating and reportable segments to U.S. and International. These segments reflect changes in the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as loss before depreciation and amortization, equity-based compensation and related taxes, interest and other income and expense, provision for income taxes, and non-recurring items. These charges are excluded from evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis. Refer to Note 2, Summary of Significant Accounting Policies for the accounting policies of segments.
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
U.S.
The U.S. segment primarily consists of amounts earned through product sales through the Company's sites in the U.S. and through sites operated by third parties in the U.S.
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
The following tables present Direct Retail and Other net revenues and Adjusted EBITDA attributable to the Company's reportable segments for the periods presented (in thousands):

	Three months ended March 31,
	2017	2016
U.S. Direct Retail	$837,556	$672,700
U.S. Other	20,473	33,221
U.S. segment net revenue	858,029	705,921
International Direct Retail	102,796	39,146
International Other	—	2,281
International segment net revenue	102,796	41,427
Total net revenue	$960,825	$747,348

	Three months ended March 31,
	2017	2016
Adjusted EBITDA
U.S.	$3,728	$(1,039)
International	(24,624)	(19,921)
Total reportable segments Adjusted EBITDA	(20,896)	(20,960)
Less: reconciling items (1)	(35,643)	(20,245)
Net loss	$(56,539)	$(41,205)
(1) Adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss including the following (in thousands):

	Three months ended March 31,
	2017	2016
Depreciation and amortization	$20,352	$10,487
Equity based compensation and related taxes	14,958	10,662
Interest expense (income), net	299	(552)
Other (income), net	(176)	(669)
Provision for income taxes	210	317
Total reconciling items	$35,643	$20,245

The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through sites operated by third parties and fees from third-party advertising distribution providers (in thousands):

	Three months ended March 31,
	2017	2016
Net revenue
Direct Retail	$940,352	$711,846
Other	20,473	35,502
Net revenue	$960,825	$747,348
The following table presents long-lived assets by segment (in thousands):

	March 31, 2017	December 31, 2016
Geographic long-lived assets
U.S.	$256,807	$233,099
International	6,508	6,255
Total	$263,315	$239,354
9. Income Taxes
Income tax expense was $0.2 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. The income tax expense recorded in the three months ended March 31, 2017 and 2016 is primarily related to various foreign income tax assessments, state income taxes and to a lesser extent the amortization of goodwill for tax purposes for which there is no corresponding book deduction.
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
The Company had no unrecognized tax benefits as of March 31, 2017 and December 31, 2016. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

10. Stockholders’ Equity (Deficit)
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of March 31, 2017, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 50,971,401 and 49,945,202 shares of Class A common stock and 35,475,888 and 35,885,692 shares of Class B common stock were outstanding as of March 31, 2017 and December 31, 2016, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the IPO through March 31, 2017, 35,220,479 shares of Class B common stock were converted to Class A common stock.
11. Credit Agreement
On February 22, 2017, the Company entered into a $40 million credit card program and a credit agreement consisting of a $100 million secured revolving credit facility (the "Revolver") with Citibank, N.A. ("Citibank"). The Citibank credit facility replaced the Company's existing credit facility with Bank of America, N.A. ("Bank of America"), which was terminated on February 22, 2017 as described below.
The Citibank Revolver has a $40 million letter of credit sublimit and a $10 million swing line sublimit, and a final maturity date of February 21, 2020. Wayfair LLC is the borrower (the "Borrower") under the Citibank credit agreement. Subject to certain conditions, the Borrower has the right to increase the Revolver by $25 million. Borrowings under the Revolver will bear interest through maturity at a variable rate based upon, at the Borrower’s option, either the Eurodollar rate or the base rate (which is the highest of (x) Citibank's prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate, and (z) 1.00% in excess of the one-month Eurodollar rate), plus, in each case an applicable margin. From closing until September 30, 2019, the applicable margin for Eurodollar rate loans is 1.75% per annum and the applicable margin for base rate loans is 0.75% per annum. After September 30, 2019, the applicable margin is subject to specified changes depending on the applicable consolidated leverage ratio. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the credit agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.
The Citibank credit agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Citibank credit agreement requires the Company to maintain certain financial ratios. As of March 31, 2017, the Company was in compliance with its covenants under the Revolver.
The Company previously had a credit agreement with Bank of America, which was replaced by the Citibank credit agreement on February 22, 2017. The Bank of America credit agreement provided the Company with a $20.0 million revolving line of credit to support direct borrowings and letters of credit, provided that a maximum of $5.0 million could be applied to direct borrowings under the revolving line of credit, plus an additional $45.0 million credit card program (which the Company continued to utilize on a transitional basis as of March 31, 2017), for a maximum aggregate commitment of $65.0 million. Subject to the terms and conditions of the Bank of America credit agreement, advances under the line of credit, if any, would bear interest at the LIBOR rate, plus 1.75%. The Bank of America credit agreement also required the Company to maintain certain covenants, including debt service coverage, tangible net worth and unencumbered liquid assets.

The Company did not borrow any amounts under the Revolver or the Bank of America credit agreement during the three months ended March 31, 2017 and the year ended December 31, 2016.
12. Net Loss per Share
Basic and diluted net loss per share is presented using the two class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at any time at the option of the stockholder, and will be automatically converted into one share of Class A common stock upon a sale or transfer, subject to certain limited exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock will automatically convert into Class A common stock.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2017	2016
Net loss	$(56,539)	$(41,205)
Weighted average common shares used for basic and diluted net loss per share computation	86,036	84,445
Net loss per share:
Basic and Diluted	$(0.66)	$(0.49)
The following have been excluded from the computation of basic and diluted net loss per share as their effect would have been antidilutive:

	Three months ended March 31,
	2017	2016
Stock options	191,778	262,819
Restricted stock	60,000	—
Restricted stock units	6,927,677	6,170,820
Total	7,179,455	6,433,639
13. Recent Accounting Pronouncements
Stock Compensation
In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation" ("ASU 2016-09"). This ASU revises the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting year, and early adoption is permitted.
The Company adopted ASU 2016-09 as of January 1, 2017 using a modified retrospective approach with the option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, with a cumulative-effect adjustment to retained earnings recognized as of January 1, 2017 of $8.7 million. The adoption of ASU 2016-09 also requires all income tax adjustments to be recorded in the consolidated and condensed statements of operations.
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
In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers – Deferral of the Effective Date" (ASU-2015-14), which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. Accordingly, ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting year.
In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations" ("ASU 2016-08"). This ASU clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. This ASU is effective at the same period as ASU 2015-14 and ASU 2014-09.
Management expects to adopt ASU 2014-09, ASU 2015-14, and ASU 2016-08 (collectively, the "Revenue Recognition Accounting Pronouncements") for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting year. While management is still in its assessment process, management generally expects to identify substantially similar performance obligations after adoption of the Revenue Recognition Accounting Pronouncements as compared with deliverables and separate units of accounting under previous revenue recognition guidance. Therefore, the Company generally does not expect the impact of the adoption of the Revenue Recognition Accounting Pronouncements to be significant to its consolidated financial statements. Management expects to apply the Revenue Recognition Accounting Pronouncements retrospectively with the cumulative effect of initially applying the Revenue Recognition Accounting Pronouncements recognized at the date of initial application recorded as an adjustment to retained earnings, referred to as the "Modified Retrospective Approach."
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated and condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those included in the Special Note Regarding Forward Looking Statements and Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Overview
We are one of the world's largest online destinations for the home. Through our e-commerce business model, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over eight million products from over 10,000 suppliers. Because of the large market opportunity we see in front of us, we are currently investing across our business, including investments to expand our international business, build our proprietary logistics network and to continue developing various product categories.
Beginning in the fourth quarter of 2016, we changed our operating and reportable segments from one segment to two operating and reportable segments, U.S. and International. The following table presents Direct Retail and Other net revenues attributable to the Company’s reportable segments for the periods presented (in thousands):

	Three months ended March 31,
	2017	2016
U.S. Direct Retail	$837,556	$672,700
U.S. Other	20,473	33,221
U.S. segment net revenue	858,029	705,921
International Direct Retail	102,796	39,146
International Other	—	2,281
International segment net revenue	102,796	41,427
Total net revenue	$960,825	$747,348
For more information on our segments, see Note 8, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. Our free cash flow metric is measured on a consolidated basis. Our net revenue and Adjusted EBITDA metrics are measured on a consolidated and segment basis. See Note 8, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. All other key financial and operating metrics are derived and reported from our Direct Retail sales, which includes sales generated primarily through our sites. These metrics do not include net revenue derived from the sites operated by our retail partners. We do not have access to certain customer level information on net revenue derived through our retail partners and therefore cannot measure or disclose it.
We use the following metrics to assess the near-term and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Three months ended March 31,
	2017	2016	% Change
Consolidated Financial Metrics
Net Revenue	$960,825	$747,348	28.6%
Adjusted EBITDA	$(20,896)	$(20,960)
Free cash flow	$(68,970)	$(80,582)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$940,352	$711,846	32.1%
Active Customers	8,855	6,074	45.8%
LTM Net Revenue per Active Customer	$394	$392	0.5%
Orders Delivered	4,213	2,996	40.6%
Average Order Value	$223	$238	(6.3)%

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

▪	Adjusted EBITDA does not reflect equity based compensation and related taxes;

▪	Adjusted EBITDA does not reflect changes in our working capital;

▪	Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us;

▪	Adjusted EBITDA does not reflect depreciation and interest expenses associated with the lease financing obligations; and

▪	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended March 31,
	2017	2016
Reconciliation of Adjusted EBITDA
Net loss	$(56,539)	$(41,205)
Depreciation and amortization	20,352	10,487
Equity based compensation and related taxes	14,958	10,662
Interest expense (income), net	299	(552)
Other (income), net	(176)	(669)
Provision for income taxes	210	317
Adjusted EBITDA	$(20,896)	$(20,960)
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(46,098)	$(51,204)
Purchase of property and equipment	(11,952)	(23,927)
Site and software development costs	(10,920)	(5,451)
Free cash flow	$(68,970)	$(80,582)
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
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those set forth under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We earn rebates on our incentive programs with our suppliers. These rebates are earned upon shipment of goods. Amounts due from suppliers as a result of these rebate programs are included as a receivable and are reflected as a reduction of cost of goods sold on the consolidated and condensed statements of operations. We also perform logistics services for suppliers through our CastleGate solution, which are earned upon completion of preparing customer orders for shipment and are reflected as a reduction of cost of goods sold on the consolidated and condensed statements of operations. We expect cost of goods sold expenses to remain relatively stable as a percentage of net revenue but some fluctuations are expected due to the wide variety of products we sell.

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
Interest (Expense) Income, Net
Interest (expense) income, net consists primarily of interest earned on cash, cash equivalents and short-term and long-term investments held by us and partially offset by interest expense on the lease financing obligation.
Other Income, Net
Other income, net consists primarily of foreign currency gains (losses).
Results of Consolidated Operations (in thousands)
Comparison of the three months ended March 31, 2017 and 2016
Net revenue

	Three months ended March 31,
	2017	2016	% Change
Direct Retail	$940,352	$711,846	32.1%
Other	20,473	35,502	(42.3)%
Net revenue	$960,825	$747,348	28.6%
In the three months ended March 31, 2017, net revenue increased by $213.5 million, or 28.6% compared to the same period in 2016, primarily as a result of an increase in Direct Retail net revenue. In the three months ended March 31, 2017, Direct Retail net revenue increased by $228.5 million, or 32.1% compared to the same period in 2016, primarily due to sales to a larger customer base, as the number of active customers increased 45.8% as of March 31, 2017 compared to March 31, 2016. Additionally, LTM net revenue per active customer increased 0.5% as of March 31, 2017 compared to March 31, 2016. The $15.0 million or 42.3% decrease in Other revenue in the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.

 Cost of goods sold

	Three months ended March 31,
	2017	2016	% Change
Cost of goods sold	$723,942	$568,292	27.4%
As a percentage of net revenue	75.3%	76.0%
In the three months ended March 31, 2017, cost of goods sold increased by $155.7 million, or 27.4%, compared to the same period in 2016. Of the increase in cost of goods sold, $120.6 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $35.1 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue decreased in the three months ended March 31, 2017 compared to the same period in 2016 as a result of changes in the mix of the products sold.
Operating expenses

	Three months ended March 31,
	2017	2016	% Change
Customer service and merchant fees (1)	$35,058	$27,350	28.2%
Advertising	118,265	97,677	21.1%
Merchandising, marketing and sales (1)	50,794	37,856	34.2%
Operations, technology, general and administrative (1)	88,972	58,282	52.7%
Total operating expenses	$293,089	$221,165	32.5%
As a percentage of net revenue
Customer service and merchant fees (1)	3.6%	3.7%
Advertising	12.3%	13.1%
Merchandising, marketing and sales (1)	5.3%	5.1%
Operations, technology, general and administrative (1)	9.3%	7.8%
	30.5%	29.7%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended March 31,
	2017	2016
Customer service and merchant fees	$644	$333
Merchandising, marketing and sales	$7,160	$5,101
Operations, technology, general and administrative	$7,009	$5,170
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended March 31,
	2017	2016
As a percentage of net revenue
Customer service and merchant fees	3.6%	3.6%
Merchandising, marketing and sales	4.5%	4.4%
Operations, technology, general and administrative	8.5%	7.1%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $7.4 million in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the increase in net revenue during the three months ended March 31, 2017.
Our advertising expenses increased by $20.6 million in the three months ended March 31, 2017 compared to the same period in 2016, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the three months ended March 31, 2017 compared to the same period in 2016 primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth in the U.S., partially offset by advertising investments in Europe and Canada.
Excluding the impact of equity based compensation and related taxes, merchandising, marketing and sales expenses increased by $10.8 million in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to an increase in headcount to grow and retain our customer base.
Excluding the impact of equity based compensation and related taxes operations, technology, general and administrative expense increased by $28.9 million in the three months ended March 31, 2017 compared to the same period in 2016. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.
Liquidity and Capital Resources
 Sources of Liquidity

	March 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$212,408	$279,840
Short-term investments	$64,277	$68,743
Accounts receivable, net	$21,770	$19,113
Long-term investments	$33,242	$30,967
Working capital	$(134,222)	$(80,129)
 Historical Cash Flows

	Three months ended March 31,
	2017	2016
	(in thousands)
Net loss	$(56,539)	$(41,205)
Net cash used in operating activities	$(46,098)	$(51,204)
Net cash used in investing activities	$(20,822)	$(28,247)
Net cash used in financing activities	$(538)	$(6,570)
Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through cash flows generated by operations and, since 2011, also through private sales of convertible redeemable preferred stock and sales of common stock in connection with our IPO. Since inception through March 31, 2017, we have raised a total of approximately $646.0 million from the sale of preferred stock and common stock, net of costs and expenses associated with such financings, or approximately $453.8 million, net of repurchases of our securities and dividends paid to Series A redeemable convertible preferred stockholders.
We believe that our existing cash and cash equivalents and investments, together with cash generated from operations and the cash available under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements. Capital expenditures were 3.8% of net revenue for the year ended December 31, 2016, and related primarily to putting a new data center online, our ongoing investments in our technology infrastructure, and equipment purchases and improvements for leased warehouses within our expanding supply chain network. Capital expenditures were 2.4% of net revenue for the quarter ended March 31, 2017, below our forecast of 4.0% to 5.0% of net revenue, primarily due to the timing of our build out of our technology infrastructure and logistics network, including our CastleGate warehouses. For the full year 2017, we expect capital expenditures to be approximately 3.0% of net revenue. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth under in Part I, Item 1A, Risk Factors, in our Annual Report on

Form 10-K for the year ended December 31, 2016. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash used in operating activities in the three months ended March 31, 2017 was $46.1 million and was driven primarily by net loss of $56.5 million, cash used in operating assets and liabilities of $23.3 million, and other non-cash items of $0.3 million, partially offset by certain non-cash items including depreciation and amortization expense of $20.4 million and equity based compensation of $13.6 million.
Cash used in operating activities in the three months ended March 31, 2016 was $51.2 million and was driven primarily by net loss of $41.2 million, cash used in operating assets and liabilities of $30.0 million, and other non-cash items of $0.2 million, partially offset by certain non-cash items including depreciation and amortization expense of $10.5 million and equity based compensation of $9.7 million.
 Investing Activities
Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, investment in our sites and software development, purchases and disposal of short-term and long-term investments, and leasehold improvements for our facilities.
Cash used in investing activities in the three months ended March 31, 2017 was $20.8 million and was primarily driven by purchases of short-term and long-term investments of $16.2 million, purchases of property and equipment of $12.0 million, site, and software development costs of $10.9 million, partially offset by net increase in the maturity of short-term investments of $18.3 million.
Cash used in investing activities in the three months ended March 31, 2016 was $28.2 million and was primarily driven by purchases of property and equipment of $23.9 million, purchases of short-term and long-term investments of $28.5 million, and site and software development costs of $5.5 million, partially offset by net increase in the maturity of short-term investments of $29.6 million.
Financing Activities
Cash used in financing activities in the three months ended March 31, 2017 was $0.5 million and was primarily due to $0.6 million statutory minimum taxes paid related to net share settlements of equity awards, partially offset by $0.1 million net proceeds from exercise of stock options.
Cash used in financing activities in the three months ended March 31, 2016 was $6.6 million and was primarily due to $6.6 million statutory minimum taxes paid related to net share settlements of equity awards, partially offset by less than $0.1 million net proceeds from exercise of stock options.
Credit Agreement
For information regarding our credit agreement, see Note 11, Credit Agreement, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
There have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, except as disclosed in Note 6, Commitments and Contingencies, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located or in which net revenue is generated, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro and Canadian Dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 6, Commitments and Contingencies - Legal Matters, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three months ended March 31, 2017, we issued 223,878 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities were pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.

Item 6.    Exhibits.

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.1	Credit Agreement dated February 22, 2017 among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer.		10-K	001-36666	2/28/2017	10.18

10.2
Sixth Amendment to Office Lease between Copley Place Associates, LLC and Wayfair LLC (such lease, as amended to date, the "Copley Lease"), dated as of February 22, 2017, by and between Copley Place Associates, LLC and Wayfair LLC.
X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan

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

WAYFAIR INC.

Date: May 9, 2017	By:	/s/ NIRAJ SHAH
Niraj Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial Officer)