Form 10-Q
period 2017-06-30
Wayfair Inc.
filed 2017-08-08
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at July 31, 2017
Class A Common Stock, $0.001 par value per share	54,778,243
Class B Common Stock, $0.001 par value per share	32,396,376

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2017

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

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$203,810	$279,840
Short-term investments	52,059	68,743
Accounts receivable, net of allowance of $3,715 and $3,115 at June 30, 2017 and December 31, 2016, respectively	23,890	19,113
Inventories	14,612	18,550
Prepaid expenses and other current assets	122,875	90,845
Total current assets	417,246	477,091
Property and equipment, net	295,368	239,354
Goodwill and intangible assets, net	3,668	4,230
Long-term investments	26,798	30,967
Other noncurrent assets	8,398	10,041
Total assets	$751,478	$761,683
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$371,407	$379,493
Accrued expenses	89,051	67,807
Deferred revenue	89,138	65,892
Other current liabilities	48,951	44,028
Total current liabilities	598,547	557,220
Lease financing obligation	82,725	28,900
Other liabilities	58,266	96,179
Total liabilities	739,538	682,299
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at June 30, 2017 and December 31, 2016	—	—
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 54,306,006 and 49,945,202 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	54	50
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 32,724,614 and 35,885,692 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	33	36
Additional paid-in capital	446,966	409,225
Accumulated deficit	(434,066)	(329,940)
Accumulated other comprehensive (loss) gain	(1,047)	13
Total stockholders’ equity	11,940	79,384
Total liabilities and stockholders’ equity	$751,478	$761,683

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net revenue	$1,122,856	$786,928	$2,083,681	$1,534,276
Cost of goods sold	853,390	598,414	1,577,332	1,166,706
Gross profit	269,466	188,514	506,349	367,570
Operating expenses:
Customer service and merchant fees	39,125	30,064	74,183	57,414
Advertising	124,241	94,426	242,506	192,103
Merchandising, marketing and sales	52,305	43,273	103,099	81,129
Operations, technology, general and administrative	91,347	69,481	180,319	127,763
Total operating expenses	307,018	237,244	600,107	458,409
Loss from operations	(37,552)	(48,730)	(93,758)	(90,839)
Interest (expense) income, net	(1,550)	531	(1,849)	1,083
Other income, net	451	246	627	915
Loss before income taxes	(38,651)	(47,953)	(94,980)	(88,841)
Provision for income taxes	224	321	434	638
Net loss	$(38,875)	$(48,274)	$(95,414)	$(89,479)
Net loss per share, basic and diluted	$(0.45)	$(0.57)	$(1.10)	$(1.06)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	86,714	84,786	86,374	84,615

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(38,875)	$(48,274)	$(95,414)	$(89,479)
Other comprehensive loss:
Foreign currency translation adjustments	(822)	(302)	(1,103)	(635)
Net unrealized gain on available-for-sale investments	20	131	43	628
Comprehensive loss	$(39,677)	$(48,445)	$(96,474)	$(89,486)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(95,414)	$(89,479)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	39,675	23,065
Equity based compensation	28,462	20,462
Other non-cash adjustments	868	408
Changes in operating assets and liabilities:
Accounts receivable	(4,723)	(4,218)
Inventories	3,949	2,508
Prepaid expenses and other current assets	(31,220)	(11,650)
Accounts payable and accrued expenses	(137)	9,748
Deferred revenue and other liabilities	30,660	22,862
Other assets	(117)	(7)
Net cash used in operating activities	(27,997)	(26,301)

Cash flows from investing activities
Purchase of short-term and long-term investments	(25,334)	(69,055)
Sale and maturities of short-term investments	46,035	67,895
Purchase of property and equipment	(45,548)	(61,436)
Site and software development costs	(22,650)	(12,263)
Net cash used in investing activities	(47,497)	(74,859)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(1,252)	(12,374)
Net proceeds from exercise of stock options	162	130
Net cash used in financing activities	(1,090)	(12,244)
Effect of exchange rate changes on cash and cash equivalents	554	(473)
Net decrease in cash and cash equivalents	(76,030)	(113,877)

Cash and cash equivalents
Beginning of period	279,840	334,176
End of period	$203,810	$220,299

Supplemental disclosure of non-cash investing activities
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$13,976	$8,295
Construction costs capitalized under finance lease obligation and other leases	$9,691	$8,102

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

Notes to Consolidated and Condensed Financial Statements
(Unaudited)

1. Basis of Presentation
Wayfair Inc. (the “Company”) is one of the world's largest online destinations for the home. Through its e-commerce business model, the Company offers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over eight million products from approximately 10,000 suppliers.
The consolidated and condensed financial statements and other disclosures contained in this Quarterly Report on Form 10-Q are those of the Company. The consolidated and condensed balance sheet data as of December 31, 2016 was derived from audited financial statements. The accompanying consolidated and condensed balance sheet as of June 30, 2017, the consolidated and condensed statements of operations, consolidated and condensed statements of comprehensive loss, and consolidated and condensed statements of cash flows for the periods ended June 30, 2017 and 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2017 and statements of operations, comprehensive loss, and cash flows for the periods ended June 30, 2017 and 2016. The financial data and the other information disclosed in these notes to the consolidated and condensed financial statements related to these periods are unaudited.
The consolidated and condensed statements of operations, comprehensive loss, and cash flows for the period ended June 30, 2017 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2017, or for any other period.
2. Summary of Significant Accounting Policies
The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. The Company believes that there have been no significant changes during the six months ended June 30, 2017 to the items disclosed in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of June 30, 2017 and December 31, 2016, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $78.9 million and $99.7 million, respectively. The Company periodically reviews its available-for-sale securities for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period, and its intent to sell. As of June 30, 2017, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. During the three and six months ended June 30, 2017 and 2016, the Company did not recognize any other-than-temporary impairment losses. The maturities of the Company’s long-term marketable securities generally range from one to three years. The cost basis of a marketable security sold is determined by the Company using the specific identification method. During the three and six months ended June 30, 2017 and 2016, we did not have any realized gains or losses.
 The following tables present details of the Company’s marketable securities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$49,828	$9	$(26)	$49,811
Commercial paper	2,248	—	—	2,248
Long-term:
Investment securities	26,789	34	(25)	26,798
Total	$78,865	$43	$(51)	$78,857

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$63,135	$7	$(39)	$63,103
Commercial paper	5,641	1	(2)	5,640
Long-term:
Investment securities	30,985	16	(34)	30,967
Total	$99,761	$24	$(75)	$99,710
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
The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 based on the three-tier value hierarchy (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,403	$—	$—	$11,403
Short-term investments:
Investment securities	—	49,811	—	49,811
Commercial paper	—	2,248	—	2,248
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	26,798	—	26,798
Total	$16,403	$78,857	$—	$95,260

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$200,867	$—	$—	$200,867
Short-term investments:
Investment securities	—	63,103	—	63,103
Commercial paper	—	5,640	—	5,640
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	30,967	—	30,967
Total	$205,867	$99,710	$—	$305,577
4. Intangible Assets and Goodwill
The following table summarizes intangible assets as of June 30, 2017 and December 31, 2016 (in thousands):

	Weighted - Average Amortization Period (Years)	June 30, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,488)	$412
Technology	3	1,453	(403)	1,050
Customer relationships	5	1,300	(1,018)	282
Total		$4,653	$(2,909)	$1,744

	Weighted - Average Amortization Period (Years)	December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,298)	$602
Technology	3	1,453	(161)	1,292
Customer relationship	5	1,300	(888)	412
Total		$4,653	$(2,347)	$2,306
Amortization expense related to intangible assets was $0.3 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.
Goodwill as of June 30, 2017 was $1.9 million, unchanged from December 31, 2016.

5. Property and Equipment, net
The following table summarizes property and equipment, net as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Furniture and computer equipment	$169,449	$133,297
Site and software development costs	97,667	77,429
Leasehold improvements	67,065	62,090
Construction in progress	21,133	47,013
Buildings (leased - Note 6)	83,681	29,856
	438,995	349,685
Less accumulated depreciation and amortization	(143,627)	(110,331)
Property and equipment, net	$295,368	$239,354
Property and equipment depreciation and amortization expense was $19.0 million and $12.4 million for the three months ended June 30, 2017 and 2016, respectively and $39.1 million and $22.7 million for the six months ended June 30, 2017 and 2016, respectively.
6. Commitments and Contingencies
Leases
The Company leases office and warehouse spaces under non-cancelable leases. These leases expire at various dates through 2027 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Rent expense under operating leases was $11.1 million and $7.9 million in the three months ended June 30, 2017 and 2016, respectively and $22.6 million and $14.8 million in the six months ended June 30, 2017 and 2016, respectively. The Company has issued letters of credit for approximately $11.4 million and $10.6 million as security for these lease agreements as of June 30, 2017 and December 31, 2016, respectively.
As of December 31, 2016, the future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year totaled $568.7 million. Subsequent to December 31, 2016, the Company entered into additional non-cancelable leases in the United States ("U.S.") with initial or remaining terms in excess of one year with total future minimum lease commitments of $59.4 million. Future lease payments have not been reduced by minimum sublease rentals of $9.4 million due to the Company in the future under non-cancelable subleases through 2020.
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
The construction of one warehouse lease arrangement was completed during the three months ended June 30, 2016, and because the Company concluded it had a letter of credit of $1.2 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. The construction of a second warehouse lease arrangement was completed in the three months ended March 31, 2017, and because the Company concluded it had a letter of credit of $0.8 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. The construction of a third warehouse lease arrangement was completed in the three months ended June 30, 2017, and because the Company concluded it had a letter of credit of $1.0 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. Accordingly, these leases were accounted for as financing obligations and $28.9 million, $12.6 million, and $41.2 million was recorded in "Lease financing obligation" in the Company’s unaudited consolidated and condensed balance sheets as of June 30, 2016, March 31, 2017, and June 30, 2017, respectively. The monthly rent payments made to the lessor under the lease agreement are recorded in the Company’s financial statements as land lease expense and principal and interest on the financing obligation. Interest expense on the lease financing obligation reflects the portion of the Company's monthly lease payments that is allocated to interest expense. For the three and six months ended June 30, 2017, land lease expense was $0.2 million and $0.5 million, respectively, and interest expense on lease financing obligations was $2.0 million and $2.9 million, respectively. As of June 30, 2017, future minimum commitments related to the financing obligations were $5.9 million and $39.2 million for principal and interest, respectively, through June 30, 2022.

 Collection of Sales or Other Similar Taxes
 Based on the location of the Company’s current operations, it collects and remits sales tax. The Company does not currently collect sales or other similar taxes for the sale of goods in states where no obligation to collect these taxes is required under applicable law. Several states have presented the Company with assessments, alleging that it is required to collect and remit sales or other similar taxes. The aggregate amount of claims from these states, not including taxes allegedly owed for periods subsequent to such assessments or interest and penalties after the date the Company last received such assessments, is approximately $30.6 million. The Company does not believe that it was obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, the Company believes any losses that may arise from these assessments would be immaterial; however, no assurance can be given as to the outcome of these assessments.
Legal Matters
In September 2016, a putative class action complaint was filed against the Company in the Superior Court of the province of Quebec (Naomi Zouzout v. Wayfair LLC, Case No. PQ 500-06-000809-166) by an individual on behalf of herself and on behalf of all other similarly situated individuals alleging violations of various Canadian consumer protection statutes. Among other remedies, this lawsuit seeks compensatory and punitive money damages, costs, and various fees. In June 2017, the Company entered into a settlement of the litigation, subject to judicial approval. The parties will present their proposed settlement to the court for review and approval in September 2017. This settlement is not expected to have a material adverse effect on the Company's results of operation or financial condition.
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

The following table presents activity relating to stock options for the six months ended June 30, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	209,759	$2.98	4.5
Options exercised	(54,656)	$2.92
Outstanding and exercisable at June 30, 2017	155,103	$3.00	4.0
Intrinsic value of stock options exercised was $2.8 million for the six months ended June 30, 2017. Aggregate intrinsic value of stock options outstanding and currently exercisable is $11.5 million. All stock options were fully vested at June 30, 2017.
The following table presents activity relating to restricted common stock for the six months ended June 30, 2017:

	Shares	Weighted- Average Fair Value
Outstanding at December 31, 2016	60,000	$35.05
Unvested at June 30, 2017	60,000	$76.88
Aggregate intrinsic value of restricted common stock unvested is $4.6 million as of June 30, 2017. Unrecognized equity based compensation expense related to unvested restricted common stock is $3.4 million with a weighted average remaining vesting term of 1.5 years as of June 30, 2017.
The following table presents activity relating to RSUs for the six months ended June 30, 2017:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2016	6,986,776	$34.21
RSUs granted	1,666,579	$43.49
RSUs vested	(1,164,337)	$31.15
RSUs forfeited/canceled	(692,201)	$37.18
Outstanding at June 30, 2017	6,796,817	$36.74
The intrinsic value of RSUs vested was $53.8 million for the six months ended June 30, 2017. Aggregate intrinsic value of RSUs outstanding is $522.5 million as of June 30, 2017. Unrecognized equity based compensation expense related to outstanding RSUs is $217.7 million with a weighted average remaining vesting term of 1.8 years at June 30, 2017.
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
The following tables present Direct Retail and Other net revenues and Adjusted EBITDA attributable to the Company's reportable segments for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
U.S. Direct Retail	$976,673	$702,408	$1,814,229	$1,375,108
U.S. Other	20,395	30,265	40,868	63,486
U.S. segment net revenue	997,068	732,673	1,855,097	1,438,594
International Direct Retail	125,788	53,249	228,584	92,395
International Other	—	1,006	—	3,287
International segment net revenue	125,788	54,255	228,584	95,682
Total net revenue	$1,122,856	$786,928	$2,083,681	$1,534,276

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA
U.S.	$20,425	$(2,920)	$24,153	$(3,959)
International	(22,671)	(21,937)	(47,295)	(41,858)
Total reportable segments Adjusted EBITDA	(2,246)	(24,857)	(23,142)	(45,817)
Less: reconciling items (1)	(36,629)	(23,417)	(72,272)	(43,662)
Net loss	$(38,875)	$(48,274)	$(95,414)	$(89,479)
(1) Adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss including the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Depreciation and amortization	$19,323	$12,578	$39,675	$23,065
Equity based compensation and related taxes	15,983	11,295	30,941	21,957
Interest expense (income), net	1,550	(531)	1,849	(1,083)
Other (income), net	(451)	(246)	(627)	(915)
Provision for income taxes	224	321	434	638
Total reconciling items	$36,629	$23,417	$72,272	$43,662
The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through sites operated by third parties and fees from third-party advertising distribution providers (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net revenue
Direct Retail	$1,102,461	$755,657	$2,042,813	$1,467,503
Other	20,395	31,271	40,868	66,773
Net revenue	$1,122,856	$786,928	$2,083,681	$1,534,276
The following table presents long-lived assets by segment (in thousands):

	June 30, 2017	December 31, 2016
Geographic long-lived assets
U.S.	$288,873	$233,099
International	6,495	6,255
Total	$295,368	$239,354
9. Income Taxes
Income tax expense was $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively and $0.4 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. The income tax expense recorded in the three and six months ended June 30, 2017 and 2016 is primarily related to various foreign income tax assessments, state income taxes and to a lesser extent the amortization of goodwill for tax purposes for which there is no corresponding book deduction.
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
The Company had no unrecognized tax benefits as of June 30, 2017 and December 31, 2016. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
10. Stockholders’ Equity (Deficit)
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of June 30, 2017, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 54,306,006 and 49,945,202 shares of Class A common stock and 32,724,614 and 35,885,692 shares of Class B common stock were outstanding as of June 30, 2017 and December 31, 2016, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the IPO through June 30, 2017, 38,407,318 shares of Class B common stock were converted to Class A common stock.

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
The Citibank credit agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Citibank credit agreement requires the Company to maintain certain financial ratios. As of June 30, 2017, the Company was in compliance with its covenants under the Revolver.
The Company previously had a credit agreement with Bank of America, which was replaced by the Citibank credit agreement on February 22, 2017. The Bank of America credit agreement provided the Company with a $20.0 million revolving line of credit to support direct borrowings and letters of credit, provided that a maximum of $5.0 million could be applied to direct borrowings under the revolving line of credit, plus an additional $45.0 million credit card program (which the Company continued to utilize on a transitional basis as of June 30, 2017), for a maximum aggregate commitment of $65.0 million. Subject to the terms and conditions of the Bank of America credit agreement, advances under the line of credit, if any, would bear interest at the LIBOR rate, plus 1.75%. The Bank of America credit agreement also required the Company to maintain certain covenants, including debt service coverage, tangible net worth and unencumbered liquid assets.
The Company did not borrow any amounts under the Revolver or the Bank of America credit agreement during the six months ended June 30, 2017 and the year ended December 31, 2016.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(38,875)	$(48,274)	$(95,414)	$(89,479)
Weighted average common shares used for basic and diluted net loss per share computation	86,714	84,786	86,374	84,615
Net loss per share:
Basic and Diluted	$(0.45)	$(0.57)	$(1.10)	$(1.06)
The following have been excluded from the computation of basic and diluted net loss per share as their effect would have been antidilutive:

	Three and six months ended June 30,
	2017	2016
Stock options	155,103	235,721
Restricted stock	60,000	—
Restricted stock units	6,796,817	6,612,349
Total	7,011,920	6,848,070
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

Management expects to adopt ASU 2014-09, ASU 2015-14, and ASU 2016-08 (collectively, the "Revenue Recognition Accounting Pronouncements") for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting year. While management is still in its assessment process, management generally expects to identify substantially similar performance obligations after adoption of the Revenue Recognition Accounting Pronouncements as compared with deliverables and separate units of accounting under previous revenue recognition guidance. Therefore, the Company generally does not expect the impact of the adoption of the Revenue Recognition Accounting Pronouncements to be significant to its consolidated financial statements, processes, or systems. As we continue to evaluate the impact of the Revenue Recognition Accounting Pronouncements, we have identified no material changes to our current revenue recognition accounting policy for product sales generated through the Company's sites, or Direct Retail, which we identified as our most significant revenue stream. Management expects to apply the Revenue Recognition Accounting Pronouncements retrospectively with the cumulative effect of initially applying the Revenue Recognition Accounting Pronouncements recognized at the date of initial application recorded as an adjustment to retained earnings, referred to as the "Modified Retrospective Approach."
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
Overview
We are one of the world's largest online destinations for the home. Through our e-commerce business model, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over eight million products from approximately 10,000 suppliers. Because of the large market opportunity we see in front of us, we are currently investing across our business, including investments to expand our international business, to build our proprietary logistics network and to continue developing various product categories.
Beginning in the fourth quarter of 2016, we changed our operating and reportable segments from one segment to two operating and reportable segments, U.S. and International. The following table presents Direct Retail and Other net revenues attributable to the Company’s reportable segments for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
U.S. Direct Retail	$976,673	$702,408	$1,814,229	$1,375,108
U.S. Other	20,395	30,265	40,868	63,486
U.S. segment net revenue	997,068	732,673	1,855,097	1,438,594
International Direct Retail	125,788	53,249	228,584	92,395
International Other	—	1,006	—	3,287
International segment net revenue	125,788	54,255	228,584	95,682
Total net revenue	$1,122,856	$786,928	$2,083,681	$1,534,276
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
We use the following metrics to assess the near-term and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Three months ended June 30,
	2017	2016	% Change
Consolidated Financial Metrics
Net Revenue	$1,122,856	$786,928	42.7%
Adjusted EBITDA	$(2,246)	$(24,857)
Free cash flow	$(27,225)	$(19,418)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$1,102,461	$755,657	45.9%
Active Customers	9,547	6,672	43.1%
LTM Net Revenue per Active Customer	$402	$404	(0.5)%
Orders Delivered	4,278	2,930	46.0%
Average Order Value	$258	$258	—%

	Six months ended June 30,
	2017	2016	% Change
Consolidated Financial Metrics
Net Revenue	$2,083,681	$1,534,276	35.8%
Adjusted EBITDA	$(23,142)	$(45,817)
Free cash flow	$(96,195)	$(100,000)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$2,042,813	$1,467,503	39.2%
Active Customers	9,547	6,672	43.1%
LTM Net Revenue per Active Customer	$402	$404	(0.5)%
Orders Delivered	8,490	5,926	43.3%
Average Order Value	$241	$248	(2.8)%

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
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Reconciliation of Adjusted EBITDA
Net loss	$(38,875)	$(48,274)	$(95,414)	$(89,479)
Depreciation and amortization	19,323	12,578	39,675	23,065
Equity based compensation and related taxes	15,983	11,295	30,941	21,957
Interest expense (income), net	1,550	(531)	1,849	(1,083)
Other (income), net	(451)	(246)	(627)	(915)
Provision for income taxes	224	321	434	638
Adjusted EBITDA	$(2,246)	$(24,857)	$(23,142)	$(45,817)
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

The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net cash provided by (used in) operating activities	$18,101	$24,903	$(27,997)	$(26,301)
Purchase of property and equipment	(33,596)	(37,509)	(45,548)	(61,436)
Site and software development costs	(11,730)	(6,812)	(22,650)	(12,263)
Free cash flow	$(27,225)	$(19,418)	$(96,195)	$(100,000)
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
Interest (Expense) Income, Net
Interest (expense) income, net consists primarily of interest earned on cash, cash equivalents and short-term and long-term investments held by us and partially offset by interest expense on the lease financing obligations.
Other Income, Net
Other income, net consists primarily of foreign currency gains (losses).

Results of Consolidated Operations (in thousands)
Comparison of the three months ended June 30, 2017 and 2016
Net revenue

	Three months ended June 30,
	2017	2016	% Change
Direct Retail	$1,102,461	$755,657	45.9%
Other	20,395	31,271	(34.8)%
Net revenue	$1,122,856	$786,928	42.7%
In the three months ended June 30, 2017, net revenue increased by $335.9 million, or 42.7% compared to the same period in 2016, primarily as a result of an increase in Direct Retail net revenue. In the three months ended June 30, 2017, Direct Retail net revenue increased by $346.8 million, or 45.9% compared to the same period in 2016, primarily due to sales to a larger customer base, as the number of active customers increased 43.1% as of June 30, 2017 compared to June 30, 2016, partially offset by a decrease in LTM net revenue per active customer compared to June 30, 2016. The $10.9 million or 34.8% decrease in Other revenue in the three months ended June 30, 2017 as compared to the same period in 2016 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
Cost of goods sold

	Three months ended June 30,
	2017	2016	% Change
Cost of goods sold	$853,390	$598,414	42.6%
As a percentage of net revenue	76.0%	76.0%
In the three months ended June 30, 2017, cost of goods sold increased by $255.0 million, or 42.6%, compared to the same period in 2016. Of the increase in cost of goods sold, $204.5 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $50.5 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue was consistent in the three months ended June 30, 2017 compared to the same period in 2016.

Operating expenses

	Three months ended June 30,
	2017	2016	% Change
Customer service and merchant fees (1)	$39,125	$30,064	30.1%
Advertising	124,241	94,426	31.6%
Merchandising, marketing and sales (1)	52,305	43,273	20.9%
Operations, technology, general and administrative (1)	91,347	69,481	31.5%
	$307,018	$237,244	29.4%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.5%	3.8%
Advertising	11.1%	12.0%
Merchandising, marketing and sales (1)	4.7%	5.5%
Operations, technology, general and administrative (1)	8.1%	8.8%
	27.4%	30.1%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended June 30,
	2017	2016
Customer service and merchant fees	$586	$528
Merchandising, marketing and sales	$8,005	$5,221
Operations, technology, general and administrative	$7,187	$5,459
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended June 30,
	2017	2016

Customer service and merchant fees	3.4%	3.8%
Merchandising, marketing and sales	3.9%	4.8%
Operations, technology, general and administrative	7.5%	8.1%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $9.0 million in the three months ended June 30, 2017 compared to the same period in 2016, primarily due to the increase in net revenue during the three months ended June 30, 2017.
Our advertising expenses increased by $29.8 million in the three months ended June 30, 2017 compared to the same period in 2016, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the three months ended June 30, 2017 compared to the same period in 2016, primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth in the U.S., partially offset by advertising investments in Europe and Canada.
Excluding the impact of equity based compensation and related taxes, merchandising, marketing and sales expenses increased by $6.2 million in the three months ended June 30, 2017 compared to the same period in 2016, primarily due to the increase in headcount to grow and retain our customer base.
Excluding the impact of equity based compensation and related taxes, operations, technology, general and administrative expense increased by $20.1 million in the three months ended June 30, 2017 compared to the same period in 2016. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Comparison of the six months ended June 30, 2017 and 2016
Net revenue

	Six months ended June 30,
	2017	2016	% Change
Direct Retail	$2,042,813	$1,467,503	39.2%
Other	40,868	66,773	(38.8)%
Net revenue	$2,083,681	$1,534,276	35.8%
In the six months ended June 30, 2017, net revenue increased by $549.4 million, or 35.8% compared to the same period in 2016, primarily as a result of an increase in Direct Retail net revenue. In the six months ended June 30, 2017, Direct Retail net revenue increased by $575.3 million, or 39.2% compared to the same period in 2016, primarily due to sales to a larger customer base, as the number of active customers increased 43.1% as of June 30, 2017 compared to June 30, 2016, partially offset by a decrease in LTM net revenue per active customer compared to June 30, 2016. The $25.9 million or 38.8% decrease in Other revenue in the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
 Cost of goods sold

	Six months ended June 30,
	2017	2016	% Change
Cost of goods sold	$1,577,332	$1,166,706	35.2%
As a percentage of net revenue	75.7%	76.0%
In the six months ended June 30, 2017, cost of goods sold increased by $410.6 million, or 35.2%, compared to the same period in 2016. Of the increase in cost of goods sold, $325.0 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $85.6 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue decreased in the six months ended June 30, 2017 compared to the same period in 2016 as a result of changes in the mix of the products sold.

Operating expenses

	Six months ended June 30,
	2017	2016	% Change
Customer service and merchant fees (1)	$74,183	$57,414	29.2%
Advertising	242,506	192,103	26.2%
Merchandising, marketing and sales (1)	103,099	81,129	27.1%
Operations, technology, general and administrative (1)	180,319	127,763	41.1%
Total operating expenses	$600,107	$458,409	30.9%
As a percentage of net revenue
Customer service and merchant fees (1)	3.6%	3.7%
Advertising	11.6%	12.5%
Merchandising, marketing and sales (1)	4.9%	5.3%
Operations, technology, general and administrative (1)	8.7%	8.3%
	28.8%	29.8%
(1) Includes equity-based compensation and related taxes as follows:

	Six months ended June 30,
	2017	2016
Customer service and merchant fees	$1,230	$861
Merchandising, marketing and sales	$15,165	$10,322
Operations, technology, general and administrative	$14,196	$10,629
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Six months ended June 30,
	2017	2016
As a percentage of net revenue
Customer service and merchant fees	3.5%	3.7%
Merchandising, marketing and sales	4.2%	4.6%
Operations, technology, general and administrative	8.0%	7.6%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $16.4 million in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to the increase in net revenue during the six months ended June 30, 2017.
Our advertising expenses increased by $50.4 million in the six months ended June 30, 2017 compared to the same period in 2016, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the six months ended June 30, 2017 compared to the same period in 2016 primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth in the U.S., partially offset by advertising investments in Europe and Canada.
Excluding the impact of equity based compensation and related taxes, merchandising, marketing and sales expenses increased by $17.1 million in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to an increase in headcount to grow and retain our customer base.
Excluding the impact of equity based compensation and related taxes operations, technology, general and administrative expense increased by $49.0 million in the six months ended June 30, 2017 compared to the same period in 2016. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Liquidity and Capital Resources
 Sources of Liquidity

	June 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$203,810	$279,840
Short-term investments	$52,059	$68,743
Accounts receivable, net	$23,890	$19,113
Long-term investments	$26,798	$30,967
Working capital	$(181,301)	$(80,129)
 Historical Cash Flows

	Six months ended June 30,
	2017	2016
	(in thousands)
Net loss	$(95,414)	$(89,479)
Net cash used in operating activities	$(27,997)	$(26,301)
Net cash used in investing activities	$(47,497)	$(74,859)
Net cash used in financing activities	$(1,090)	$(12,244)
Since our inception, we have financed our operations, capital expenditures and acquisitions primarily through cash flows generated by operations and, since 2011, also through private sales of convertible redeemable preferred stock and sales of common stock in connection with our IPO. Since inception through June 30, 2017, we have raised a total of approximately $646.0 million from the sale of preferred stock and common stock, net of costs and expenses associated with such financings, or approximately $453.8 million, net of repurchases of our securities and dividends paid to Series A redeemable convertible preferred stockholders.
We believe that our existing cash and cash equivalents and investments, together with cash generated from operations and the cash available under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements. Capital expenditures were 3.8% of net revenue for the year ended December 31, 2016, and related primarily to putting a new data center online, our ongoing investments in our technology infrastructure, and equipment purchases and improvements for leased warehouses within our expanding supply chain network. Capital expenditures were 4.0% of net revenue for the quarter ended June 30, 2017, consistent with our forecast for the first half of 2017 of 4.0% to 5.0% of net revenue, primarily due to the timing of our build out of our technology infrastructure and logistics network, including our CastleGate warehouses. For the full year 2017, we expect capital expenditures to be approximately 3.0% of net revenue. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth under in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash used in operating activities in the six months ended June 30, 2017 was $28.0 million and was driven primarily by net loss of $95.4 million and cash used in operating assets and liabilities of $1.7 million, partially offset by certain non-cash items including depreciation and amortization expense of $39.7 million, equity based compensation of $28.5 million, and other non-cash items of $0.9 million.

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
Cash used in investing activities in the six months ended June 30, 2017 was $47.5 million and was primarily driven by purchases of property and equipment of $45.5 million, purchases of short-term and long-term investments of $25.3 million, and site and software development costs of $22.7 million, partially offset by net increase in the maturity of short-term investments of $46.0 million.
Cash used in investing activities in the six months ended June 30, 2016 was $74.9 million and was primarily driven by purchases of short-term and long-term investments of $69.1 million, purchases of property and equipment of $61.4 million, and site and software development costs of $12.3 million, partially offset by net increase in the maturity of short-term investments of $67.9 million.
Financing Activities
Cash used in financing activities in the six months ended June 30, 2017 was $1.1 million and was primarily due to $1.3 million statutory minimum taxes paid related to net share settlements of equity awards, partially offset by $0.2 million net proceeds from exercise of stock options. As expected, our new sell-to-cover policy, which began in the second half of 2016 and requires employees to sell a portion of the shares they receive upon vesting of RSUs in order to cover any required withholding taxes, materially reduced cash used in financing activities related to taxes paid for net share settlement of equity awards.
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
Interest Rate Sensitivity
Cash and cash equivalents and short-term and long-term investments are held primarily in cash deposits, certificates of deposit, money market funds, and corporate debt. The fair value of our cash, cash equivalents and short-term and long-term investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Interest on the revolving line of credit incurred pursuant to the credit agreement described herein would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations.
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
During the three months ended June 30, 2017, we issued 204,021 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities were pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.

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

WAYFAIR INC.

Date: August 8, 2017	By:	/s/ NIRAJ SHAH
Niraj Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2017	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial Officer)