Form 10-Q
period 2017-09-30
Wayfair Inc.
filed 2017-11-02
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at October 26, 2017
Class A Common Stock, $0.001 par value per share	56,541,838
Class B Common Stock, $0.001 par value per share	31,289,628

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2017

PART I

FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions.
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
Factors that could cause or contribute to differences in our future results include, without limitation, the following:
•our ability to acquire new customers and sustain and/or manage our growth;
•our ability to increase our net revenue per active customer;
•our ability to build and maintain strong brands;
•our international growth and expansion;
•our ability to compete successfully;
•the rate of growth of the Internet and e-commerce;
•economic factors, such as interest rates, currency exchange fluctuations and changes in customer spending;
•world events, natural disasters, public health emergencies, civil disturbances, and terrorist attacks; and

•
developments in, and the outcome of, legal and regulatory proceedings and investigations to which we are a party or are subject, and the liabilities, obligations and expenses, if any, that we may incur in connection therewith.

A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results include the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We qualify all of our forward-looking statements by these cautionary statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$553,721	$279,840
Short-term investments	56,699	68,743
Accounts receivable, net of allowance of $4,507 and $3,115 at September 30, 2017 and December 31, 2016, respectively	27,521	19,113
Inventories	18,613	18,550
Prepaid expenses and other current assets	120,041	90,845
Total current assets	776,595	477,091
Property and equipment, net	318,873	239,354
Goodwill and intangible assets, net	3,386	4,230
Long-term investments	29,809	30,967
Other noncurrent assets	9,477	10,041
Total assets	$1,138,140	$761,683
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$381,661	$379,493
Accrued expenses	121,218	67,807
Deferred revenue	86,219	65,892
Other current liabilities	61,151	44,028
Total current liabilities	650,249	557,220
Lease financing obligation	82,725	28,900
Long-term debt	327,950	—
Other liabilities	74,187	96,179
Total liabilities	1,135,111	682,299
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at September 30, 2017 and December 31, 2016	—	—
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 56,355,606 and 49,945,202 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	56	50
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 31,290,483 and 35,885,692 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	31	36
Additional paid-in capital	515,380	409,225
Accumulated deficit	(510,495)	(329,940)
Accumulated other comprehensive (loss) gain	(1,943)	13
Total stockholders’ equity	3,029	79,384
Total liabilities and stockholders’ equity	$1,138,140	$761,683

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net revenue	$1,198,198	$861,525	$3,281,879	$2,395,801
Cost of goods sold	917,889	659,864	2,495,221	1,826,570
Gross profit	280,309	201,661	786,658	569,231
Operating expenses:
Customer service and merchant fees	42,949	33,872	117,132	91,286
Advertising	141,714	101,333	384,220	293,436
Merchandising, marketing and sales	56,934	48,550	160,033	129,679
Operations, technology, general and administrative	112,669	79,526	292,988	207,289
Total operating expenses	354,266	263,281	954,373	721,690
Loss from operations	(73,957)	(61,620)	(167,715)	(152,459)
Interest (expense) income, net	(2,008)	(292)	(3,857)	791
Other (expense) income, net	(227)	889	400	1,804
Loss before income taxes	(76,192)	(61,023)	(171,172)	(149,864)
Provision for (benefit from) income taxes	237	(83)	671	555
Net loss	$(76,429)	$(60,940)	$(171,843)	$(150,419)
Net loss per share, basic and diluted	$(0.88)	$(0.72)	$(1.98)	$(1.77)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	87,283	85,105	86,679	84,779

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(76,429)	$(60,940)	$(171,843)	$(150,419)
Other comprehensive loss:
Foreign currency translation adjustments	(856)	(240)	(1,959)	(875)
Net unrealized (loss) gain on available-for-sale investments	(40)	(163)	3	465
Comprehensive loss	$(77,325)	$(61,343)	$(173,799)	$(150,829)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(171,843)	$(150,419)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	62,588	38,528
Equity based compensation	46,740	35,188
Amortization of discount and issuance costs on convertible notes	874	—
Other non-cash adjustments	913	(134)
Changes in operating assets and liabilities:
Accounts receivable	(8,697)	(6,773)
Inventories	(38)	716
Prepaid expenses and other current assets	(27,776)	(12,493)
Accounts payable and accrued expenses	44,692	53,443
Deferred revenue and other liabilities	50,450	33,556
Other assets	(1,148)	(2,292)
Net cash used in operating activities	(3,245)	(10,680)

Cash flows from investing activities
Purchase of short-term and long-term investments	(47,639)	(76,458)
Sale and maturities of short-term investments	60,540	82,060
Purchase of property and equipment	(76,528)	(81,844)
Site and software development costs	(34,885)	(21,444)
Cash received from the sale of a business, net of cash sold	—	1,508
Other investing activities, net	—	(1,000)
Net cash used in investing activities	(98,512)	(97,178)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	420,449	—
Premiums paid for capped call confirmations	(44,160)	—
Taxes paid related to net share settlement of equity awards	(1,277)	(18,426)
Net proceeds from exercise of stock options	213	166
Net cash provided by (used in) financing activities	375,225	(18,260)
Effect of exchange rate changes on cash and cash equivalents	413	286
Net increase (decrease) in cash and cash equivalents	273,881	(125,832)

Cash and cash equivalents
Beginning of period	279,840	334,176
End of period	$553,721	$208,344

Supplemental disclosure of non-cash investing activities
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$9,255	$5,744
Construction costs capitalized under finance lease obligation and other leases	$16,153	$29,726

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
The consolidated and condensed financial statements and other disclosures contained in this Quarterly Report on Form 10-Q are those of the Company. The consolidated and condensed balance sheet data as of December 31, 2016 was derived from audited financial statements. The accompanying consolidated and condensed balance sheet as of September 30, 2017, the consolidated and condensed statements of operations, consolidated and condensed statements of comprehensive loss, and consolidated and condensed statements of cash flows for the periods ended September 30, 2017 and 2016 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2017 and statements of operations, comprehensive loss, and cash flows for the periods ended September 30, 2017 and 2016. The financial data and the other information disclosed in these notes to the consolidated and condensed financial statements related to these periods are unaudited.
The consolidated and condensed statements of operations, comprehensive loss, and cash flows for the period ended September 30, 2017 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2017, or for any other period.
2. Summary of Significant Accounting Policies
The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. The Company believes that there have been no significant changes during the nine months ended September 30, 2017 to the items disclosed in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of September 30, 2017 and December 31, 2016, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $86.5 million and $99.7 million, respectively. The Company periodically reviews its available-for-sale securities for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period, and its intent to sell. As of September 30, 2017, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. During the three and nine months ended September 30, 2017 and 2016, the Company did not recognize any other-than-temporary impairment losses. The maturities of the Company’s long-term marketable securities generally range from one to three years. The cost basis of a marketable security sold is determined by the Company using the specific identification method. During the three and nine months ended September 30, 2017 and 2016, we did not have any realized gains or losses.
 The following tables present details of the Company’s marketable securities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$56,719	$12	$(32)	$56,699
Long-term:
Investment securities	29,837	22	(50)	29,809
Total	$86,556	$34	$(82)	$86,508

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$63,135	$7	$(39)	$63,103
Commercial paper	5,641	1	(2)	5,640
Long-term:
Investment securities	30,985	16	(34)	30,967
Total	$99,761	$24	$(75)	$99,710
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
The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 based on the three-tier value hierarchy (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other funds	$512,929	$—	$—	$512,929
Short-term investments:
Investment securities	—	56,699	—	56,699
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	29,809	—	29,809
Total	$517,929	$86,508	$—	$604,437

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$200,867	$—	$—	$200,867
Short-term investments:
Investment securities	—	63,103	—	63,103
Commercial paper	—	5,640	—	5,640
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	30,967	—	30,967
Total	$205,867	$99,710	$—	$305,577
4. Intangible Assets and Goodwill
The following table summarizes intangible assets as of September 30, 2017 and December 31, 2016 (in thousands):

	Weighted - Average Amortization Period (Years)	September 30, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,583)	$317
Technology	3	1,453	(525)	928
Customer relationships	5	1,300	(1,083)	217
Total		$4,653	$(3,191)	$1,462

	Weighted - Average Amortization Period (Years)	December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,298)	$602
Technology	3	1,453	(161)	1,292
Customer relationship	5	1,300	(888)	412
Total		$4,653	$(2,347)	$2,306
Amortization expense related to intangible assets was $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.
Goodwill as of September 30, 2017 was $1.9 million, unchanged from December 31, 2016.

5. Property and Equipment, net
The following table summarizes property and equipment, net as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Furniture and computer equipment	$198,903	$133,297
Site and software development costs	108,456	77,429
Leasehold improvements	80,512	62,090
Construction in progress	10,416	47,013
Buildings (leased - Note 6)	83,681	29,856
	481,968	349,685
Less accumulated depreciation and amortization	(163,095)	(110,331)
Property and equipment, net	$318,873	$239,354
Property and equipment depreciation and amortization expense was $22.6 million and $15.2 million for the three months ended September 30, 2017 and 2016, respectively, and $61.7 million and $37.9 million for the nine months ended September 30, 2017 and 2016, respectively.
6. Commitments and Contingencies
Leases
The Company leases office and warehouse spaces under non-cancelable leases. These leases expire at various dates through 2029 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Rent expense under operating leases was $10.6 million and $9.1 million in the three months ended September 30, 2017 and 2016, respectively, and $33.3 million and $23.9 million in the nine months ended September 30, 2017 and 2016, respectively. The Company has issued letters of credit for approximately $13.8 million and $10.6 million as security for these lease agreements as of September 30, 2017 and December 31, 2016, respectively.
As of December 31, 2016, the future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year totaled $568.7 million. Subsequent to December 31, 2016, the Company entered into additional non-cancelable leases in the United States ("U.S.") with initial or remaining terms in excess of one year with total future minimum lease commitments of $231.0 million. Future lease payments have not been reduced by minimum sublease rentals of $9.4 million due to the Company in the future under non-cancelable subleases through 2020.
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
The construction of one warehouse lease arrangement was completed during the three months ended June 30, 2016, and because the Company concluded it had a letter of credit of $1.2 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. The construction of a second warehouse lease arrangement was completed in the three months ended March 31, 2017, and because the Company concluded it had a letter of credit of $0.8 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. The construction of a third warehouse lease arrangement was completed in the three months ended June 30, 2017, and because the Company concluded it had a letter of credit of $1.0 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. Accordingly, these leases were accounted for as financing obligations and $28.9 million, $12.6 million, and $41.2 million was recorded in "Lease financing obligation" in the Company’s unaudited consolidated and condensed balance sheets as of June 30, 2016, March 31, 2017, and June 30, 2017, respectively. The monthly rent payments made to the lessor under the lease agreement are recorded in the Company’s financial statements as land lease expense and principal and interest on the financing obligation. Interest expense on the lease financing obligation reflects the portion of the Company's monthly lease payments that is allocated to interest expense. For the three and nine months ended September 30, 2017, land lease expense was $0.2 million and $0.7 million, respectively, and interest expense on lease financing obligations was $2.0 million and $4.9 million, respectively. As of September 30, 2017, future minimum commitments related to the financing obligations were $6.7 million and $39.0 million for principal and interest, respectively, through September 30, 2022.

 Collection of Sales or Other Similar Taxes
In the U.S., Supreme Court decisions restrict states' rights to require remote sellers to collect state and local sales taxes (although some states are seeking to have the Supreme Court revisit these decisions). States have, and may again in the future, issued assessments and presented legal claims alleging that the Company is required to collect and remit sales or other similar taxes. The Company does not believe that it is obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, the Company believes any losses that may arise from these assessments and claims would be immaterial; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.
Legal Matters
In September 2016, a putative class action complaint was filed against the Company in the Superior Court of the province of Quebec (Naomi Zouzout v. Wayfair LLC, Case No. PQ 500-06-000809-166) by an individual on behalf of herself and on behalf of all other similarly situated individuals alleging violations of various Canadian consumer protection statutes. Among other remedies, this lawsuit seeks compensatory and punitive money damages, costs, and various fees. In June 2017, the Company entered into a settlement of the litigation, subject to judicial approval. The parties presented the settlement for review and approval by the court in September 2017. This settlement is not expected to have a material adverse effect on the Company's results of operation or financial condition.
From time to time the Company is involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company does not currently believe that the outcome of any of these other legal matters will have a material adverse effect on the Company's results of operation or financial condition. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management's attention from important business matters and initiatives, negatively impacting the Company's overall operations. In addition, the Company may also find itself at greater risk to outside party claims as it increases its operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear.
7. Equity-Based Compensation
The board of directors of the Company (the "Board") adopted the 2014 Incentive Award Plan ("2014 Plan") to grant cash and equity incentive awards to eligible participants in order to attract, motivate and retain talent. The 2014 Plan is administered by the Board with respect to awards to non-employee directors and by the compensation committee of the Board with respect to other participants and provides for the issuance of stock options, SARs, restricted stock, restricted stock units ("RSUs"), performance shares, stock payments, cash payments, dividend awards and other incentives. Prior to the adoption of the 2014 Plan, Wayfair LLC issued certain equity awards pursuant to the Wayfair LLC Amended and Restated Common Unit Plan (the “2010 Plan”), which was administered by the board of directors of Wayfair LLC. Awards issued under the 2010 Plan that remain outstanding currently represent Class A or Class B common stock of the Company.
8,603,066 shares of Class A common stock were initially available for issuance under awards granted pursuant to the 2014 Plan. The 2014 Plan also contains an evergreen provision whereby the shares available for future grant are increased on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024. As of January 1, 2017, 8,389,750 shares of Class A common stock were available for future grant under the 2014 Plan. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 and 2014 Plans are available for grants of awards under the 2014 Plan. All equity awards granted prior to the initial public offering ("IPO") were subject to two vesting conditions: (i) a service period (typically five years) and (ii) a performance condition (a liquidity event in the form of either a change of control or an IPO, each as defined in the 2010 Plan). Employees were able to retain provisionally vested stock options and shares upon departure. The Company determined that a liquidity event was not probable until the closing of its IPO on October 7, 2014, and as such, no expense was recognized until that date. After the IPO, pre-IPO awards for employees that continued providing service continued to vest over the remaining service period. 2014 Plan awards are expected to vest over the service period.
The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-09, "Compensation - Stock Compensation" ("ASU 2016-09") as of January 1, 2017. For additional information, refer to Note 14, Recent Accounting Pronouncements.

The following table presents activity relating to stock options for the nine months ended September 30, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	209,759	$2.98	4.5
Options exercised	(72,296)	$2.92
Outstanding and exercisable at September 30, 2017	137,463	$3.01	3.7
Intrinsic value of stock options exercised was $4.1 million for the nine months ended September 30, 2017. Aggregate intrinsic value of stock options outstanding and currently exercisable is $8.9 million. All stock options were fully vested at September 30, 2017.
The following table presents activity relating to restricted common stock for the nine months ended September 30, 2017:

	Shares	Weighted- Average Fair Value
Outstanding at December 31, 2016	60,000	$35.05
Unvested at September 30, 2017	60,000	$67.40
Aggregate intrinsic value of restricted common stock unvested is $4.0 million as of September 30, 2017. Unrecognized equity based compensation expense related to unvested restricted common stock is $2.7 million with a weighted average remaining vesting term of 1.3 years as of September 30, 2017.
The following table presents activity relating to RSUs for the nine months ended September 30, 2017:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2016	6,986,776	$34.21
RSUs granted	2,271,235	$52.39
RSUs vested	(1,766,511)	$32.30
RSUs forfeited/canceled	(1,117,090)	$37.53
Outstanding at September 30, 2017	6,374,410	$41.04
The intrinsic value of RSUs vested was $99.3 million for the nine months ended September 30, 2017. Aggregate intrinsic value of RSUs outstanding is $429.6 million as of September 30, 2017. Unrecognized equity based compensation expense related to outstanding RSUs is $231.5 million with a weighted average remaining vesting term of 1.7 years at September 30, 2017.
8. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.
Beginning the fourth quarter of 2016, the Company changed its operating and reportable segments to U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as loss before depreciation and amortization, equity-based compensation and related taxes, interest and other income and expense, provision for income taxes, and non-recurring items. These charges are excluded from evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis. Refer to Note 2, Summary of Significant Accounting Policies for the accounting policies of segments.
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
The following tables present Direct Retail and Other net revenues and Adjusted EBITDA attributable to the Company's reportable segments for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
U.S. Direct Retail	$1,033,669	$759,674	$2,847,898	$2,134,782
U.S. Other	16,975	28,127	57,843	91,613
U.S. segment net revenue	1,050,644	787,801	2,905,741	2,226,395
International Direct Retail	147,554	72,724	376,138	165,119
International Other	—	1,000	—	4,287
International segment net revenue	147,554	73,724	376,138	169,406
Total net revenue	$1,198,198	$861,525	$3,281,879	$2,395,801

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA
U.S.	$4,531	$(7,857)	$28,684	$(11,816)
International	(27,203)	(22,992)	(74,498)	(64,850)
Total reportable segments Adjusted EBITDA	(22,672)	(30,849)	(45,814)	(76,666)
Less: reconciling items (1)	(53,757)	(30,091)	(126,029)	(73,753)
Net loss	$(76,429)	$(60,940)	$(171,843)	$(150,419)
(1) Adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss including the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Depreciation and amortization (1)	$22,913	$15,463	$62,588	$38,528
Equity based compensation and related taxes	19,598	15,308	50,539	37,265
Interest expense (income), net	2,008	292	3,857	(791)
Other expense (income), net	227	(889)	(400)	(1,804)
Provision for (benefit from) income taxes	237	(83)	671	555
Other (1)	8,774	—	8,774	—
Total reconciling items	$53,757	$30,091	$126,029	$73,753

(1) The Company recorded $9.6 million of one-time charges in the three and nine months ended September 30, 2017 in "Operations, technology, general and administrative" in the unaudited consolidated and condensed statements of operations related to a warehouse the Company vacated in July 2017. Of the $9.6 million charges, $8.8 million was included in "Other" and related primarily to the excess of the Company's estimated future remaining lease commitments through 2023 over its expected sublease income over the same period, and $0.8 million was included in "Depreciation and amortization" related to accelerated depreciation of leasehold improvements in the warehouse.
The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through sites operated by third parties and fees from third-party advertising distribution providers (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net revenue
Direct Retail	$1,181,223	$832,398	$3,224,036	$2,299,901
Other	16,975	29,127	57,843	95,900
Net revenue	$1,198,198	$861,525	$3,281,879	$2,395,801
The following table presents long-lived assets by segment (in thousands):

	September 30, 2017	December 31, 2016
Geographic long-lived assets
U.S.	$311,565	$233,099
International	7,308	6,255
Total	$318,873	$239,354
9. Income Taxes
Income tax expense (benefit) was $0.2 million and $(0.1) million for the three months ended September 30, 2017 and 2016, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively. The income tax expense recorded in the three and nine months ended September 30, 2017 and 2016 is primarily related to various foreign income tax assessments, state income taxes and to a lesser extent the amortization of goodwill for tax purposes for which there is no corresponding book deduction.
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
The Company had no unrecognized tax benefits as of September 30, 2017 and December 31, 2016. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

10. Stockholders’ Equity (Deficit)
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of September 30, 2017, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 56,355,606 and 49,945,202 shares of Class A common stock and 31,290,483 and 35,885,692 shares of Class B common stock were outstanding as of September 30, 2017 and December 31, 2016, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the IPO through September 30, 2017, 43,039,105 shares of Class B common stock were converted to Class A common stock.
11. Credit Agreement
On February 22, 2017, the Company entered into a $40 million credit card program and a credit agreement consisting of a $100 million secured revolving credit facility (the "Revolver") with Citibank, N.A. ("Citibank"). The Citibank credit facility replaced the Company's existing credit facility with Bank of America, N.A. ("Bank of America"), which was terminated on February 22, 2017 as described below. On September 11, 2017, the Citibank credit agreement was amended with a new letter of credit sublimit ($25 million) and to make clarifying edits to the mandatory prepayment provisions of the credit agreement.
The Citibank Revolver has a $25 million letter of credit sublimit and a $10 million swing line sublimit, and a final maturity date of February 21, 2020. Wayfair LLC is the borrower (the "Borrower") under the Citibank credit agreement. Subject to certain conditions, the Borrower has the right to increase the Revolver by $25 million. Borrowings under the Revolver will bear interest through maturity at a variable rate based upon, at the Borrower’s option, either the Eurodollar rate or the base rate (which is the highest of (x) Citibank's prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate, and (z) 1.00% in excess of the one-month Eurodollar rate), plus, in each case an applicable margin. From closing until September 30, 2019, the applicable margin for Eurodollar rate loans is 1.75% per annum and the applicable margin for base rate loans is 0.75% per annum. After September 30, 2019, the applicable margin is subject to specified changes depending on the applicable consolidated leverage ratio. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the credit agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.
The Citibank credit agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Citibank credit agreement requires the Company to maintain certain financial ratios. As of September 30, 2017, the Company was in compliance with its covenants under the Revolver.
The Company previously had a credit agreement with Bank of America, which was replaced by the Citibank credit agreement on February 22, 2017. The Bank of America credit agreement provided the Company with a $20.0 million revolving line of credit to support direct borrowings and letters of credit, provided that a maximum of $5.0 million could be applied to direct borrowings under the revolving line of credit, plus an additional $45.0 million credit card program (which the Company continued to utilize on a transitional basis as of September 30, 2017), for a maximum aggregate commitment of $65.0 million. Subject to the terms and conditions of the Bank of America credit agreement, advances under the line of credit, if any, would bear interest at the LIBOR rate, plus 1.75%. The Bank of America credit agreement also required the Company to maintain certain covenants, including debt service coverage, tangible net worth and unencumbered liquid assets.

The Company did not borrow any amounts under the Revolver or the Bank of America credit agreement during the nine months ended September 30, 2017 and the year ended December 31, 2016.
12. Convertible Debt
On September 15, 2017, the Company issued $431.25 million aggregate principal amount of 0.375% Convertible Senior Notes due 2022 (the "Notes"), which includes the exercise in full of the $56.25 million over-allotment option, to Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC as the initial purchasers of the Notes (the "Initial Purchasers").
The net proceeds from the sale of the Notes were approximately $420.4 million, after deducting the Initial Purchasers’ discounts and the estimated offering expenses payable by the Company. The Company used approximately $44.2 million of the net proceeds from the offering to pay the cost of the capped call transactions, as further described below, with three financial institutions (the "Option Counterparties"). The Company intends to use the remainder of the net proceeds for working capital and general corporate purposes.
The Notes were issued pursuant to an indenture, dated September 15, 2017 (the "Indenture"), between the Company and U.S. Bank National Association, as trustee. The Company will pay interest on the Notes semiannually in arrears at a rate of 0.375% per annum on March 1 and September 1 of each year commencing on March 1, 2018. The Notes are convertible based upon an initial conversion rate of 9.61 shares of the Company’s Class A common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $104.06 per share of the Company’s Class A common stock). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s Class A common stock, but will not be adjusted for accrued and unpaid interest. The Company will settle any conversions of the Notes in cash, shares of the Company’s Class A common stock or a combination thereof, with the form of consideration determined at the Company’s election.
The Notes will mature on September 1, 2022, unless earlier purchased, redeemed or converted. Prior to June 1, 2022, holders may convert all or a portion of their Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2017 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) with respect to any Notes called for redemption by the Company, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On and after June 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Holders of Notes who convert their Notes in connection with a make-whole fundamental change or a notice of redemption (each as defined in the Indenture) may be entitled to a premium in the form of an increase in the conversion rate of the Notes.
The Company may not redeem the Notes prior to September 8, 2020. On or after September 8, 2020, the Company may redeem for cash all or part of the Notes if the last reported sale price of the Company’s Class A common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any.
Upon the occurrence of a fundamental change (as defined in the Indenture), holders may require the Company to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the fundamental change repurchase date.
The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding may declare the entire principal amount of all the Notes plus accrued interest, if any, to be immediately due and payable.
The Notes are general unsecured obligations of the Company. The Notes rank senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; are effectively subordinated in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and are structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated and condensed balance sheet and amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes of approximately $95.8 million is included in additional paid-in capital in the consolidated and condensed balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Notes using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the consolidated and condensed balance sheet and amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.
Interest expense related to the Notes for the three and nine months ended September 30, 2017 was $0.9 million and $0.9 million, respectively, which is also comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest. Accrued interest related to the Notes as of September 30, 2017 was $0.9 million and is recorded in "Accrued expenses" in the unaudited consolidated and condensed balance sheet.
The estimated fair value of the Notes was $415.0 million as of September 30, 2017. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3, Marketable Securities and Fair Value Measurements.
On September 11, 2017, the Company entered into privately negotiated capped call transactions (the "Base Capped Call Transactions") with the Option Counterparties and, in connection with the exercise in full of the over-allotment option by the Initial Purchasers, on September 14, 2017 entered into additional capped call transactions (such additional capped call transactions, the "Additional Capped Call Transactions" and, together with the Base Capped Call Transactions, the "Capped Call Transactions") with the Option Counterparties. The Capped Call Transactions are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the Notes upon conversion of the Notes in the event that the market price per share of the Company’s Class A common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The Capped Call Transactions have an initial cap price of $154.16 per share of the Company’s Class A common stock, which represents a premium of 100% over the last reported sale price of the Company’s Class A common stock on September 11, 2017, and is subject to certain adjustments under the terms of the Capped Call Transactions. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s Class A common stock underlying the Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Notes.
The Capped Call Transactions are separate transactions, in each case, entered into by the Company with the Option Counterparties, and are not part of the terms of the Notes and will not affect any holder’s rights under the Notes. Holders of the Notes will not have any rights with respect to the Capped Call Transactions. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to additional paid-in capital within shareholders’ equity.
13. Net Loss per Share
Basic and diluted net loss per share is presented using the two class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. For more information on the rights of Class A and Class B common stockholders, see Note 10, Stockholders' Equity (Deficit).
Basic net loss per share attributable to common stockholders is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed using the weighted-average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period. The Company's common stock equivalents consist of shares issuable upon the release of restricted stock units and unvested restricted stock, the exercise of stock options and potential shares from instruments convertible into common stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The Company's basic and diluted net loss per share are the same because the Company has generated net loss attributable to common stockholders and common stock equivalents are excluded from diluted net loss per share because they have an antidilutive impact.

The Company allocates undistributed earnings between the classes on a one-to-one basis when computing net loss per share. As a result, basic and diluted net loss per Class A and Class B shares are equivalent.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(76,429)	$(60,940)	$(171,843)	$(150,419)
Weighted average common shares used for basic and diluted net loss per share computation	87,283	85,105	86,679	84,779
Net loss per share:
Basic and Diluted	$(0.88)	$(0.72)	$(1.98)	$(1.77)
Dilutive common stock equivalents, representing potentially dilutive common stock options, restricted stock and restricted stock units, of 6.6 million for the three and nine months ended September 30, 2017 and 6.8 million for the three and nine months ended September 30, 2016, were excluded from diluted earnings per share calculations for these periods because of their anti-dilutive effect. For the three and nine month periods ended September 30, 2017, the Company also excluded the potentially dilutive impact to Class A shares from the issuance of the Notes, since their effect would have been anti-dilutive. The Capped Call Transactions are designed to reduce potential dilution of our Class A shares upon conversion of the Notes. For more information on the Notes and the Capped Call Transactions, see Note 12, Convertible Debt.

14. Recent Accounting Pronouncements
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated and condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those included in the Special Note Regarding Forward Looking Statements and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "Wayfair," "the Company," "we," "us" or "our" refer to Wayfair Inc. and its consolidated subsidiaries.
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
Beginning in the fourth quarter of 2016, we changed our operating and reportable segments from one segment to two operating and reportable segments, U.S. and International. The following table presents Direct Retail and Other net revenues attributable to the Company’s reportable segments for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
U.S. Direct Retail	$1,033,669	$759,674	$2,847,898	$2,134,782
U.S. Other	16,975	28,127	57,843	91,613
U.S. segment net revenue	1,050,644	787,801	2,905,741	2,226,395
International Direct Retail	147,554	72,724	376,138	165,119
International Other	—	1,000	—	4,287
International segment net revenue	147,554	73,724	376,138	169,406
Total net revenue	$1,198,198	$861,525	$3,281,879	$2,395,801
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
We use the following metrics to assess the near-term and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Three months ended September 30,
	2017	2016	% Change
Consolidated Financial Metrics
Net Revenue	$1,198,198	$861,525	39.1%
Adjusted EBITDA	$(22,672)	$(30,849)
Free cash flow	$(18,463)	$(13,968)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$1,181,223	$832,398	41.9%
Active Customers	10,250	7,362	39.2%
LTM Net Revenue per Active Customer	$408	$406	0.5%
Orders Delivered	4,719	3,417	38.1%
Average Order Value	$250	$244	2.5%

	Nine months ended September 30,
	2017	2016	% Change
Consolidated Financial Metrics
Net Revenue	$3,281,879	$2,395,801	37.0%
Adjusted EBITDA	$(45,814)	$(76,666)
Free cash flow	$(114,658)	$(113,968)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$3,224,036	$2,299,901	40.2%
Active Customers	10,250	7,362	39.2%
LTM Net Revenue per Active Customer	$408	$406	0.5%
Orders Delivered	13,209	9,343	41.4%
Average Order Value	$244	$246	(0.8)%

Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as income (loss) before depreciation and amortization, equity-based compensation and related taxes, interest and other income and expense, provision for income taxes, and non-recurring items. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
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
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Reconciliation of Adjusted EBITDA
Net loss	$(76,429)	$(60,940)	$(171,843)	$(150,419)
Depreciation and amortization (1)	22,913	15,463	62,588	38,528
Equity based compensation and related taxes	19,598	15,308	50,539	37,265
Interest expense (income), net	2,008	292	3,857	(791)
Other expense (income), net	227	(889)	(400)	(1,804)
Provision for (benefit from) income taxes	237	(83)	671	555
Other (1)	8,774	—	8,774	—
Adjusted EBITDA	$(22,672)	$(30,849)	$(45,814)	$(76,666)
(1) We recorded $9.6 million of one-time charges in the three and nine months ended September 30, 2017 in "Operations, technology, general and administrative" in the unaudited consolidated and condensed statements of operations related to a warehouse we vacated in July 2017. Of the $9.6 million charges, $8.8 million was included in "Other" and related primarily to the excess of our estimated future remaining lease commitments through 2023 over our expected sublease income over the same period, and $0.8 million was included in "Depreciation and amortization" related to accelerated depreciation of leasehold improvements in the warehouse.
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
The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net cash provided by (used in) operating activities	$24,752	$15,621	$(3,245)	$(10,680)
Purchase of property and equipment	(30,980)	(20,408)	(76,528)	(81,844)
Site and software development costs	(12,235)	(9,181)	(34,885)	(21,444)
Free cash flow	$(18,463)	$(13,968)	$(114,658)	$(113,968)
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
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those set forth under Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
Operations, Technology and General and Administrative
Operations, technology, general and administrative expenses primarily include labor-related costs, including equity-based compensation, of our operations group that leads our supply chain and logistics function, our technology team, which builds and supports our sites, and our corporate general and administrative, which includes human resources, finance and accounting personnel. Also included are administrative and professional service fees including audit and legal fees, insurance and other corporate expenses, including depreciation and rent. We expect operations, technology, general and administrative expenses will continue to increase as we grow our net revenue and operations.

Interest (Expense) Income, Net
Interest (expense) income, net consists primarily of interest earned on cash, cash equivalents and short-term and long-term investments held by us and partially offset by interest expense on the lease financing obligations.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of foreign currency (losses) gains.
Results of Consolidated Operations (in thousands)
Comparison of the three months ended September 30, 2017 and 2016
Net revenue

	Three months ended September 30,
	2017	2016	% Change
Direct Retail	$1,181,223	$832,398	41.9%
Other	16,975	29,127	(41.7)%
Net revenue	$1,198,198	$861,525	39.1%
In the three months ended September 30, 2017, net revenue increased by $336.7 million, or 39.1% compared to the same period in 2016, primarily as a result of an increase in Direct Retail net revenue. In the three months ended September 30, 2017, Direct Retail net revenue increased by $348.8 million, or 41.9% compared to the same period in 2016, primarily due to sales to a larger customer base, as the number of active customers increased 39.2% as of September 30, 2017 compared to September 30, 2016. The $12.2 million or 41.7% decrease in Other revenue in the three months ended September 30, 2017 as compared to the same period in 2016 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
Cost of goods sold

	Three months ended September 30,
	2017	2016	% Change
Cost of goods sold	$917,889	$659,864	39.1%
As a percentage of net revenue	76.6%	76.6%
In the three months ended September 30, 2017, cost of goods sold increased by $258.0 million, or 39.1%, compared to the same period in 2016. Of the increase in cost of goods sold, $201.9 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $56.1 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue was consistent in the three months ended September 30, 2017 compared to the same period in 2016.

Operating expenses

	Three months ended September 30,
	2017	2016	% Change
Customer service and merchant fees (1)	$42,949	$33,872	26.8%
Advertising	141,714	101,333	39.8%
Merchandising, marketing and sales (1)	56,934	48,550	17.3%
Operations, technology, general and administrative (1)	112,669	79,526	41.7%
	$354,266	$263,281	34.6%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.6%	3.9%
Advertising	11.8%	11.8%
Merchandising, marketing and sales (1)	4.8%	5.6%
Operations, technology, general and administrative (1)	9.4%	9.2%
	29.6%	30.5%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended September 30,
	2017	2016
Customer service and merchant fees	$636	$627
Merchandising, marketing and sales	$8,849	$6,588
Operations, technology, general and administrative	$9,831	$7,881
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended September 30,
	2017	2016

Customer service and merchant fees	3.5%	3.9%
Merchandising, marketing and sales	4.0%	4.9%
Operations, technology, general and administrative	8.6%	8.3%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $9.1 million in the three months ended September 30, 2017 compared to the same period in 2016, primarily due to the increase in net revenue during the three months ended September 30, 2017.
Our advertising expenses increased by $40.4 million in the three months ended September 30, 2017 compared to the same period in 2016, primarily as a result of an increase in online and television advertising. Advertising was consistent as a percentage of net revenue in the three months ended September 30, 2017 compared to the same period in 2016.
Excluding the impact of equity based compensation and related taxes, merchandising, marketing and sales expenses increased by $6.1 million in the three months ended September 30, 2017 compared to the same period in 2016, primarily due to the increase in headcount to grow and retain our customer base.
Excluding the impact of equity based compensation and related taxes, operations, technology, general and administrative expense increased by $31.1 million in the three months ended September 30, 2017 compared to the same period in 2016. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Comparison of the nine months ended September 30, 2017 and 2016
Net revenue

	Nine months ended September 30,
	2017	2016	% Change
Direct Retail	$3,224,036	$2,299,901	40.2%
Other	57,843	95,900	(39.7)%
Net revenue	$3,281,879	$2,395,801	37.0%
In the nine months ended September 30, 2017, net revenue increased by $886.1 million, or 37.0% compared to the same period in 2016, primarily as a result of an increase in Direct Retail net revenue. In the nine months ended September 30, 2017, Direct Retail net revenue increased by $924.1 million, or 40.2% compared to the same period in 2016, primarily due to sales to a larger customer base, as the number of active customers increased 39.2% as of September 30, 2017 compared to September 30, 2016. The $38.1 million or 39.7% decrease in Other revenue in the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
 Cost of goods sold

	Nine months ended September 30,
	2017	2016	% Change
Cost of goods sold	$2,495,221	$1,826,570	36.6%
As a percentage of net revenue	76.0%	76.2%
In the nine months ended September 30, 2017, cost of goods sold increased by $668.7 million, or 36.6%, compared to the same period in 2016. Of the increase in cost of goods sold, $527.0 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $141.7 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue decreased in the nine months ended September 30, 2017 compared to the same period in 2016 as a result of changes in the mix of the products sold.

Operating expenses

	Nine months ended September 30,
	2017	2016	% Change
Customer service and merchant fees (1)	$117,132	$91,286	28.3%
Advertising	384,220	293,436	30.9%
Merchandising, marketing and sales (1)	160,033	129,679	23.4%
Operations, technology, general and administrative (1)	292,988	207,289	41.3%
Total operating expenses	$954,373	$721,690	32.2%
As a percentage of net revenue
Customer service and merchant fees (1)	3.6%	3.8%
Advertising	11.7%	12.2%
Merchandising, marketing and sales (1)	4.9%	5.4%
Operations, technology, general and administrative (1)	8.9%	8.7%
	29.1%	30.1%
(1) Includes equity-based compensation and related taxes as follows:

	Nine months ended September 30,
	2017	2016
Customer service and merchant fees	$1,866	$1,488
Merchandising, marketing and sales	$24,014	$16,910
Operations, technology, general and administrative	$24,027	$18,510
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Nine months ended September 30,
	2017	2016
As a percentage of net revenue
Customer service and merchant fees	3.5%	3.7%
Merchandising, marketing and sales	4.1%	4.7%
Operations, technology, general and administrative	8.2%	7.9%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $25.5 million in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to the increase in net revenue during the nine months ended September 30, 2017.
Our advertising expenses increased by $90.8 million in the nine months ended September 30, 2017 compared to the same period in 2016, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth in the U.S., partially offset by advertising investments in Europe and Canada.
Excluding the impact of equity based compensation and related taxes, merchandising, marketing and sales expenses increased by $23.2 million in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to an increase in headcount to grow and retain our customer base.
Excluding the impact of equity based compensation and related taxes, operations, technology, general and administrative expense increased by $80.2 million in the nine months ended September 30, 2017 compared to the same period in 2016. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Liquidity and Capital Resources
 Sources of Liquidity

	September 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$553,721	$279,840
Short-term investments	$56,699	$68,743
Accounts receivable, net	$27,521	$19,113
Long-term investments	$29,809	$30,967
Working capital	$126,346	$(80,129)
 Historical Cash Flows

	Nine months ended September 30,
	2017	2016
	(in thousands)
Net loss	$(171,843)	$(150,419)
Net cash used in operating activities	$(3,245)	$(10,680)
Net cash used in investing activities	$(98,512)	$(97,178)
Net cash provided by (used in) financing activities	$375,225	$(18,260)
At September 30, 2017, our principal source of liquidity was cash and cash equivalents and short- and long-term investments totaling $640.2 million, which includes $420.4 million net proceeds from the issuance of our convertible notes in September 2017, partially offset by $44.2 million in premiums paid at the same time for separate capped call transactions. We believe that our existing cash and cash equivalents and investments, together with cash generated from operations and the cash available under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements.
Capital expenditures were 3.8% of net revenue for the year ended December 31, 2016, and related primarily to putting a new data center online, our ongoing investments in our technology infrastructure, and equipment purchases and improvements for leased warehouses within our expanding supply chain network. Capital expenditures were 3.6% of net revenue for the quarter ended September 30, 2017, consistent with our forecast of above 3.0%, primarily due to the planned build out of our logistics network. For the full year 2017, we expect capital expenditures to be approximately 3.0% of net revenue.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth under in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash used in operating activities in the nine months ended September 30, 2017 was $3.2 million and was driven primarily by net loss of $171.8 million, partially offset by cash provided by operating assets and liabilities of $57.5 million and certain non-cash items including depreciation and amortization expense of $62.6 million, equity based compensation of $46.7 million, other non-cash items of $0.9 million, and amortization of discount and issuance costs related to our convertible notes of $0.9 million.
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
Cash used in investing activities in the nine months ended September 30, 2017 was $98.5 million and was primarily driven by purchases of property and equipment of $76.5 million, purchases of short-term and long-term investments of $47.6 million, and site and software development costs of $34.9 million, partially offset by net increase in the maturity of short-term investments of $60.5 million.
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
Financing Activities
Cash provided by financing activities in the nine months ended September 30, 2017 was $375.2 million and was primarily due to $420.4 million of proceeds from the issuance of our 0.375% Convertible Senior Notes due 2022 (the "Notes") and $0.2 million net proceeds from the exercise of stock options, partially offset by $44.1 million in premiums paid for separate capped call transactions, and $1.3 million statutory minimum taxes paid related to net share settlements of equity awards. As expected, our new sell-to-cover policy, which began in the second half of 2016 and requires employees to sell a portion of the shares they receive upon vesting of RSUs in order to cover any required withholding taxes, materially reduced cash used in financing activities related to taxes paid for net share settlement of equity awards. For additional information on the Notes, see Note 12, Convertible Debt, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Cash used in financing activities in the nine months ended September 30, 2016 was $18.3 million and was primarily due to $18.5 million statutory minimum taxes paid related to net share settlements of equity awards, partially offset by $0.2 million net proceeds from exercise of stock options.
Credit Agreement and Convertible Notes
For information regarding our credit agreement and convertible notes, see Note 11, Credit Agreement, and Note 12, Convertible Debt, respectively, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
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
Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 14, Recent Accounting Pronouncements, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

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
We incur interest expense on borrowings outstanding under our convertible notes and revolving line of credit. The convertible notes have a fixed interest rate. Borrowings under our revolving line of credit accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1A. Risk Factors
Other than as set forth below, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016.
Our outstanding indebtedness, or additional indebtedness that we may incur, could adversely affect our financial condition.
In September 2017, we issued unsecured 0.375% Convertible Senior Notes in an aggregate principal amount of $431.25 million (the "Notes"), pursuant to which we will pay interest semiannually in arrears at a rate of 0.375% per annum commencing in 2018. The Notes will mature on September 1, 2022 unless earlier purchased, redeemed or converted, at which time, we will settle any conversions of the Notes in cash, shares of the Company’s Class A common stock or a combination thereof, at our election. Under certain circumstances, the holders of the Notes may require us to repay all or a portion of the principal and interest outstanding under the Notes in cash prior to the maturity date, which could have an adverse effect on our financial results.
In February 2017, we entered into a three-year senior secured revolving credit facility (the “Revolver”) under which we may borrow up to $100 million to fund working capital and general corporate purposes. If we draw down on this facility, our interest expense and principal repayment requirements will increase, which could have an adverse effect on our financial results and our ability to make payments on the Notes. Further, the agreements governing the Revolver contain numerous requirements, including affirmative, negative and financial covenants.
Our business may not be able to generate sufficient cash flow from operations, and we can give no assurance that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures, including the Notes, and to fund our other liquidity needs. If this occurs, we will need to refinance all or a portion of our indebtedness on or before maturity, and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may need to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These alternative strategies may not be affected on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing, or to do so on commercially reasonable terms, will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we compete.
If we do not generate sufficient cash flow from operations, and additional borrowings, refinancings or proceeds from asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, including our obligations under the Notes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
During the three months ended September 30, 2017, we issued 208,858 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities were pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.
On September 15, 2017, we issued the Notes in an aggregate principal amount of $431.25 million, which amount includes the exercise in full of the $56.25 million over-allotment option, to the Initial Purchasers of the Notes. Our offering of the Notes to the Initial Purchasers was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the Initial Purchasers, including that the Initial Purchasers would only offer, sell or deliver the Notes to persons inside the United States whom they reasonably believe to be qualified institutional buyers within the meaning of Rule 144A under the Securities Act.
For more information regarding our convertible notes, see Note 12, Convertible Debt, including in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Item 6.    Exhibits.

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
4.1	Indenture, dated as of September 15, 2017, by and between Wayfair Inc. and U.S. Bank National Association, as trustee.		8-K	001-36666	9/15/2017	4.1

10.1	Purchase Agreement, dated September 11, 2017, by and among Wayfair Inc. and Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as representatives of the several Initial Purchasers.		8-K	001-36666	9/15/2017	10.1

10.2	Letter Agreement, dated September 11, 2017, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	9/15/2017	10.2

10.3	Letter Agreement, dated September 11, 2017, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	9/15/2017	10.3

10.4	Letter Agreement, dated September 11, 2017, between Bank of America, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	9/15/2017	10.4

10.5	Letter Agreement, dated September 14, 2017, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	9/15/2017	10.5

10.6	Letter Agreement, dated September 14, 2017, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	9/15/2017	10.6

10.7	Letter Agreement, dated September 14, 2017, between Bank of America, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	9/15/2017	10.7

10.8	Amendment No. 1 to the Credit Agreement dated February 22, 2017 among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer dated September 11, 2017.		8-K	001-36666	9/12/2017	10.1

10.9
Seventh Amendment to Office Lease between Copley Place Associates, LLC and Wayfair LLC (such lease, as amended to date, the "Copley Lease"), dated as of August 14, 2017, by and between Copley Place Associates, LLC and Wayfair LLC.
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

WAYFAIR INC.

Date: November 2, 2017	By:	/s/ NIRAJ SHAH
Niraj Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2017	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial Officer)