Form 10-K
period 2017-12-31
Wayfair Inc.
filed 2018-02-26
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 computed by reference to the closing sale price of $76.88 per share as reported on the New York Stock Exchange on that date was $2.9 billion.

Class	Outstanding at February 16, 2018
Class A Common Stock, $0.001 par value per share	57,762,425
Class B Common Stock, $0.001 par value per share	30,741,306

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Wayfair Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions.
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
•our ability to manage our global growth and expansion;
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

A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results include the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

PART I
Item 1.    Business
Overview
Wayfair is one of the world's largest online destinations for the home. Through our e-commerce business model, we offer customers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over ten million products from over 10,000 suppliers.
We are focused on bringing our customers an experience that is at the forefront of shopping for the home online. Our primary target customer is a 35- to 65-year-old woman with an annual household income of $50,000 to $250,000, who we believe is underserved by traditional brick and mortar and other retailers of home goods. Because each of our customers has a different taste, style, purchasing goal, and budget when shopping for her home, we have built one of the largest online selections of furniture, décor, decorative accents, housewares, seasonal decor, and other home goods. We are able to offer this vast selection of products because we hold minimal inventory. We specialize in the home category and this has enabled us to build a shopping experience and logistics infrastructure that is tailored to the unique characteristics of our market.
The delivery experience and overall customer service we offer our shoppers are central to our business. The majority of our products are shipped to customers directly from our suppliers with an increasing proportion flowing through our own logistics network. We have invested considerably in our logistics network and increasingly leverage these capabilities to improve the experience for both customers and suppliers. This network is comprised of CastleGate and the Wayfair Delivery Network ("WDN"). Our CastleGate facilities enable suppliers to forward-position their inventory in our warehouses, allowing us to offer faster delivery. Through WDN, we can directly manage large parcel deliveries via consolidation centers, cross docks and last mile delivery facilities, which, alongside CastleGate, enables us to speed up deliveries, reduce damage and decrease our reliance on third parties. We believe these investments in logistics capabilities result in an enhanced experience for our customers and suppliers. We also believe providing superior customer service is key to delighting our customers. Our customer service locations are staffed with approximately 2,000 highly-trained sales and service employees located in the United States ("U.S.") and Europe.
Our co-founders are lifetime tech innovators who have worked together in the commercial Internet sector since 1995. As engineers themselves, they have created a company culture deeply rooted in technology and data. Their significant equity ownership in Wayfair has informed their leadership and allowed them to take a long-term view when building our company.
The U.S. is currently our largest market, and we continue to scale our international business in Canada, the United Kingdom, and Germany by building our supplier networks, logistics infrastructure and brand presence in those countries.
Segments
Our operating and reportable segments are U.S. and International. See Note 11 to the Consolidated Financial Statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Net revenue of the U.S. segment represented 88% of consolidated net revenue for the year ended December 31, 2017.
Our Industry
The home goods market is large and characterized by specific consumer trends, structural challenges and market dynamics that are shaping the future of our industry.
Addressable Market Size and Growth
We believe the annual U.S. market for home goods is approximately $275 billion, of which approximately 10% is sold online. According to data released by the U.S. Census Bureau, there are approximately 67 million households in the U.S. with annual incomes between $50,000 and $250,000. Moreover, we believe there are approximately 70 million millennials (which we define as individuals currently between the ages of 22 to 35) in the U.S., many of whom are accustomed to purchasing goods online. As millennials age, start new families and move into new homes, we expect online sales of home goods to increase. In addition, we believe the online home goods market will further grow as older generations of consumers become increasingly comfortable purchasing online. With our presence in Canada and western Europe, we believe we have more than doubled the size of our total addressable market.

Why Home is Different
Home is shopped differently than other retail verticals. Homes are personal expressions of self and identity, which is why many consumers seek uniqueness, crave originality and enjoy the feeling created by home design, furniture and décor. Consumers shopping for home goods often cannot articulate exactly what they are looking for and they rarely know the names of the manufacturer brands they like, as the category is largely unbranded. We believe search-based websites have difficulty serving customers shopping for home products in this more emotional, visual and inspirational manner.
When shopping for the home, consumers desire uniqueness, which requires vast selection. In the market for home goods, consumers with different tastes, styles, purchasing goals and budgets require a broad selection of products and choices. Brick and mortar home goods retailers must balance scale of selection with the challenges of high inventory carrying costs and limited showroom and storage space. To browse a vast selection of products across highly-fragmented brick and mortar retailers, consumers must shop multiple stores. We believe the lack of an easy-to-browse, one-stop shopping experience with massive selection has led to dissatisfaction with brick and mortar home goods shopping.
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
Our Solution - Key Benefits for Our Customers
We offer broad selection and choice. We have one of the largest online selections of furniture, décor, decorative accents, housewares, seasonal décor and other home goods with over ten million products from over 10,000 suppliers. We have built a portfolio of over 70 house brands, which offer a curated brand experience, making it easier for customers to discover styles, products and price points that appeal to them.
Convenience and value are central to our offering. We are a one-stop shop for consumers in the home goods category, with pricing designed to be on par with big box retailers and a merchandising experience designed to be on par with specialty retailers. For items shipped from our CastleGate warehouses, we are able to deliver many products to a majority of the U.S. population in 2 days or less.
We give customers inspirational content and an engaging shopping experience. To inspire customers, we produce beautiful imagery and highly-tailored editorial content both in house and through third parties. We use personalization to create a more engaging consumer experience, and we allow customers to create looks they love with tools such as our Idea Boards. More than half of the traffic coming to Wayfair.com is from mobile devices and our investment in mobile allows us to deliver value, convenience and inspiration to consumers anytime and anywhere. Our mobile app also offers customers a powerful way to shop for their home from their home using our "View in Room 3D" augmented reality tool.
Superior customer service is a core part of the experience we offer shoppers. Our customer service organization has approximately 2,000 employees who help consumers navigate our sites, answer questions and complete orders. This team helps us build trust with consumers, build our brand awareness, enhance our reputation and drive sales.
Our Solution - Key Benefits for Our Suppliers
We give suppliers cost-effective access to our large customer base. We sell products from over 10,000 suppliers, many of which are small, family-run operations without well-known product brands and without easy retail access to a large customer base. We provide our suppliers with access to our customer base of 11.0 million active customers, enabling them to increase their sales and access the growing e-commerce market.
Suppliers can leverage our technological expertise to drive sales. Our technology platform is designed to allow suppliers to easily provide us with their full product selection. We offer our suppliers a view of our demand and inventory needs via powerful data and analytics. Through our technology platform, we believe many of our suppliers have increased their sales, which has strengthened their loyalty to us.
Our logistics infrastructure allows us to ship directly to our customers from our suppliers or from our CastleGate warehouses. This fulfillment network is a key component of our custom-built and seamlessly integrated technology and operational platform.

Sites and Brands
Each of our customers has a different taste, style, purchasing goal and budget when shopping for her home. To help her find the right products for her home, we offer five distinct sites, each with a unique brand identity that offers a tailored shopping experience and rich product selection to a different target audience.
Wayfair: an online destination for all things home
Joss & Main: where beautiful furniture and finds meet irresistible savings
AllModern: your home for affordable modern design
Birch Lane: a collection of classic furnishings and timeless home décor
Perigold: unparalleled access to the finest home décor and furnishing
Wayfair represents a significant majority of our revenue and is the only one of our sites that also operates internationally, operating as Wayfair.ca in Canada, Wayfair.co.uk in the United Kingdom and Wayfair.de in Germany.
On our sites, we also feature certain products under our house brands, such as Three PostsTM and Mercury RowTM. Through these house brands, we help our customers navigate our sites to find items quickly that match her particular style and price point.
"Direct Retail" sales include net revenue generated through the five distinct sites described above. In additional to Direct Retail, we also generate "Other" net revenue through two sources, namely Retail Partners and Wayfair Media Solutions. Retail Partners net revenue is generated from sites operated by third parties. These relationships allow consumers to purchase Wayfair products through the retail partners' websites . We made the strategic decision starting in 2014 to deemphasize this part of our business. Wayfair Media Solutions is a smaller portion of our net revenue that is generated through third-party advertisers that pay for advertisements placed on our sites. Wayfair helps manufacturers, retailers and other advertisers market to our large consumer audience.
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
Our team of over 1,300 engineers and data scientists has built a full set of technology solutions specific to the home goods market. Our storefront consists of a large set of tools and systems with which our customers directly interact, that are specifically tuned for shopping the home goods category by mixing lifestyle imagery with easy-to-use navigation tools and personalization features designed to increase customer conversion. We have designed operations software to deliver the reliable and consistent experience consumers desire, with proprietary software enhancing our performance in areas such as integration with our suppliers, our warehouse and logistics network and our customer service centers. Much of our advertising technology was internally developed, including campaign management and bidding algorithms for online advertising. This allows us to leverage our internal data and target customers efficiently across various channels. We also partner selectively with marketing partners where we find solutions that meet our marketing objectives and deliver strong return on investment.
Much of the underlying infrastructure for storefront, operations and advertising technology is common across all of our sites and countries. Our systems are managed in geographically distributed, highly secure data centers that are engineered for high availability. These systems are monitored 24x7 by our network operations center for performance and security.
Marketing
Our marketing efforts bring new and repeat customers to our sites and help us acquire their email addresses through various paid and non-paid advertising methods. Our paid advertising efforts consist primarily of online channels, including search engine marketing, display advertising, and paid social media, and to a lesser extent direct mail and television advertisements. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile "push" notifications and email. Upon acquiring a customer or a potential customer's email address, we seek to increase their engagement with our sites and drive repeat purchases. This effort to increase engagement and repeat purchasing is driven by all of our marketing tools, including email marketing efforts and customer retargeting. We rigorously manage our paid marketing efforts towards the goal that each new spending initiative is cost-effective with a measurable return on investment within a short period of time.

Logistics
Our logistics network was built specifically for the home category, where items can be bulky, heavy and prone to damage. Historically, our primary method of fulfillment was a drop-ship network where integration into our suppliers' back-end technology infrastructure allowed us to process an order and send it directly to a supplier's warehouse. We would then arrange for shipment from the loading dock of the supplier's warehouse to the customer's home. Depending on the size of the package, the delivery would be made either through carriers such as FedEx, UPS, the U.S. Postal Service or third party line haul trucking companies and third party last mile home delivery agents. An increasing proportion of customer orders are being shipped from our CastleGate warehouses and delivered through our WDN, which includes consolidation centers, cross docks, and last mile delivery facilities. We believe that our proprietary logistics network will help drive incremental sales by delighting our customers with faster delivery times and a better home delivery experience. Over time we believe this network will also lower our costs per order by reducing damage rates and leveraging economies of scale in transportation.
Customer Service
Our customer service team consists of approximately 2,000 Wayfair sales and service consultants and employees located across the U.S. and Europe who are available to help our customers with sales and service via phone, email or online chat. Because we view superior customer service as one of our key values, our sales and service employees receive extensive training as well as competitive compensation and benefit packages. The team consists of generalists as well as specialists who have deeper expertise and training in select areas of our catalog, such as lighting, flooring and upholstery.
Our Growth Strategy
Our goal is to further improve our leadership in the home goods market by pursuing the following key strategies:

•	continue building our brands by delighting our customers;

•	acquire new customers and increase repeat purchases from existing customers;

•	invest in technology to further improve our customer and supplier experiences;

•	grow certain categories where we under index the broader home goods market today, such as home improvement (e.g. plumbing, lighting and flooring), housewares, seasonal decor and decorative accents;

•	increase delivery speed and lower damage rates through the continued build-out of our proprietary logistics network;

•	continue to expand internationally; and

•	opportunistically pursue strategic acquisitions.
Competition
The market for online home goods and furniture is highly competitive, fragmented and rapidly changing. While we are primarily focused on the mass market, we compete across all segments of the home goods market. Our competition includes furniture stores, big box retailers, department stores, specialty retailers and online retailers and marketplaces in the U.S., Canada, the United Kingdom and Germany, including:

•	Furniture Stores: Ashley Furniture, Bob's Discount Furniture, Havertys, Raymour & Flanigan, Rooms To Go;

•	Big Box Retailers: Bed Bath & Beyond, Home Depot, IKEA, Lowe's, Target and Walmart;

•	Department Stores: JCPenney and Macy's;

•	Specialty Retailers: Crate and Barrel, Ethan Allen, TJX, At Home, Williams Sonoma, Restoration Hardware, Arhaus, Horchow, Room & Board, Mitchell Gold + Bob Williams;

•	Online Retailers and Marketplaces: Amazon, Houzz and eBay; and

•	International: Leon's, Canadian Tire, John Lewis, Argos, Otto and Home24, in addition to several of the companies listed above who also compete with us internationally.
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
Employees
As of December 31, 2017, we had 7,751 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our logistics network. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Seasonality
Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31.
Intellectual Property
Our intellectual property, including any trademarks, service marks, copyrights, domain names, patents, trade dress, trade secrets and proprietary technologies, is an important part of our business. To protect our intellectual property, we rely on a combination of laws and regulations, as well as contractual restrictions. We pursue the registration of our trademarks, including "Wayfair" and certain variations thereon, copyrights and domain names in the U.S. and certain foreign locations. We also rely on the protection of laws regarding unregistered copyrights for our proprietary software and certain other content we create. We will continue to evaluate the merits of applying for copyright registrations in the future. We have an issued patent regarding our proprietary technology and we are evaluating additional patent applications. We expect to consider filing patent applications for future technology inventions. We also rely on trade secret laws to protect our proprietary technology and other intellectual property. To further protect our intellectual property, we enter into confidentiality and assignment of invention assignment agreements with employees and certain contractors and confidentiality agreements with other third parties, such as suppliers.
Company Information
We began operating as Smart Tech Toys, Inc., a Massachusetts corporation, in May 2002 and changed our name to CSN Stores, Inc. in February 2003. From 2002 through 2011, the Company was bootstrapped by our co-founders and operated as hundreds of niche websites, such as bedroomfurniture.com and allbarstools.com. In March 2008, we formed, and contributed all of the assets and liabilities of CSN Stores, Inc. to a subsidiary, CSN Stores LLC, and we continued operating our business through this Delaware limited liability company. In late 2011, we made the strategic decision to close and permanently redirect over 240 of our niche websites into Wayfair.com. As part of that shift, we changed the name of CSN Stores, Inc. to SK Retail, Inc. and changed our name from CSN Stores LLC to Wayfair LLC. In connection with our initial public offering, we completed a corporate reorganization, as a result of which Wayfair Inc. was formed to be a holding company with no material assets other than 100% of the equity interests in Wayfair LLC and SK Retail, Inc.
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
Our historical growth rates may not be sustainable or indicative of future growth. We believe that our continued revenue growth will depend upon, among other factors, our ability to:

•	build our brands and launch new brands;

•	acquire more customers and retain existing customers;

•	develop new features to enhance the consumer experience on our sites, mobile-optimized sites and mobile applications;

•	increase the frequency with which new and repeat customers purchase products on our sites through merchandising, data, analytics and technology;

•	add new suppliers and deepen our relationships with our existing suppliers;

•	grow certain categories where we under index the broader home goods market today, such as home improvement, housewares, seasonal decor and decorative accents;

•	enhance the systems our consumers use to interact with our sites and invest in our infrastructure platform;

•	expand internationally; and

•	opportunistically pursue strategic acquisitions.
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
Additionally, the growth of our business places significant demands on our management and other employees. For example, we typically launch hundreds of promotional events across thousands of products each month on our sites via emails, "push" notifications and personalized displays. These events require us to produce updates of our sites and emails to our customers on a daily basis with different products, photos and text. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our supplier and employee base. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.
If we fail to acquire new customers or retain existing customers, or fail to do so in a cost-effective manner, we may not be able to achieve profitability.
Our success depends on our ability to acquire and retain customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase home goods and may prefer alternatives to our offerings, such as traditional brick and mortar retailers, the websites of our competitors or our suppliers' own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. Our paid advertising efforts consist primarily of online channels, including search engine marketing, display advertising, and paid social media, and to a lesser extent direct mail and television advertisements. These efforts are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.
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
Our ability to grow our business depends on our ability to retain our existing customer base and generate increased revenue and repeat purchases from this customer base, and maintain high levels of customer engagement. To do this, we must continue to provide our customers and potential customers with a unified, convenient, efficient and differentiated shopping experience by:

•	providing imagery, tools and technology that attract customers who historically would have bought elsewhere;

•	maintaining a high-quality and diverse portfolio of products;

•	delivering products on time and without damage; and

•	maintaining and further developing our mobile platforms.
If we fail to increase net revenue per active customer, generate repeat purchases or maintain high levels of customer engagement, our growth prospects, operating results and financial condition could be materially adversely affected.

Our business depends on our ability to build and maintain strong brands. We may not be able to maintain and enhance our brands if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers' expectations, which could materially adversely affect our business, results of operations and growth prospects.
Maintaining and enhancing our brands is critical to expanding our base of customers and suppliers. However, a significant portion of our customers' brand experience depends on third parties outside of our control, including suppliers and logistics providers such as FedEx, UPS, the U.S. Postal Service and other third-party delivery agents. If these third parties do not meet our or our customers' expectations, our brands may suffer irreparable damage. In addition, maintaining and enhancing these brands may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our suppliers, which we may not be able to do successfully.
Customer complaints or negative publicity about our sites, products, delivery times, customer data handling and security practices or customer support, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands.
Our efforts to expand our business into new brands, products, services, technologies, and geographic regions will subject us to additional business, legal, financial, and competitive risks and may not be successful.
Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and services and by expanding our existing offerings into new geographies. For example, in 2017 we launched Perigold, and a number of new house brands, and in 2016 we launched Wayfair.ca in Canada as well as Wayfair Registry, our wedding registry service. Launching new brands and services or expanding internationally requires significant upfront investments, including investments in marketing, information technology, and additional personnel. Expanding our brands internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers, regional competitors and local laws, construct catalogs specific to the country, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
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
We believe international expansion represents a significant growth opportunity for us. Today, we deliver products to customers in a number of countries, and plan to expand into other international markets in order to grow our business, which will require significant management attention and resources. For example, we have made and will continue to make significant investments in information technology, logistics, supplier relationships, merchandising and marketing in the foreign jurisdictions in which we operate or plan to operate. We have limited experience in selling our products to conform to different local cultures, standards and regulations, and the products we offer may not appeal to customers in the same manner, if at all, in other geographies. We may have to compete with local companies which understand the local market better than we do and/or may have greater brand recognition than we do. In addition, to deliver satisfactory performance for customers in international locations, it may be necessary to locate physical facilities, such as consolidation centers and warehouses, in foreign markets, and we may have to invest in these facilities before we can determine whether or not our foreign operations are successful. We have limited experience establishing such facilities internationally and therefore may decide not to continue with the expansion of international operations. We may not be successful in expanding into additional international markets or in generating net revenue from foreign operations. Furthermore, different privacy, censorship, liability, intellectual property and other laws and regulations in foreign countries may cause our business, financial condition and operating results to be materially adversely affected.
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
We have a history of losses, and we accumulated $306.2 million in common members' deficit as Wayfair LLC and an additional $583.3 million loss as Wayfair Inc. through December 31, 2017. Because the market for purchasing home goods online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may never achieve profitability. Also, we expect our operating expenses to increase over the next several years as we expand internationally, grow our proprietary logistics network, hire more employees and continue to develop new brands, features and services. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.

System interruptions that impair customer access to our sites or other performance failures in our technology infrastructure or that of our critical technology partners could damage our business, reputation and brand and substantially harm our business and results of operations.
The satisfactory performance, reliability and availability of our sites, transaction processing systems and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as maintain adequate customer service levels.
For example, if one of our data centers fails or suffers an interruption or degradation of services, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations are also vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, data loss, acts of war, break-ins, earthquake and similar events. In the event of a data center failure, the failover to a back-up could take substantial time, during which time our sites could be completely shut down. Further, our back-up services may not effectively process spikes in demand, may process transactions more slowly and may not support all of our sites' functionality.
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
Our business is rapidly evolving and intensely competitive, and we have many competitors in different industries. Our competition includes furniture stores, big box retailers, department stores, specialty retailers, and online retailers and marketplaces in the U.S., Canada, the United Kingdom and Germany, including:

•	Furniture Stores: Ashley Furniture, Bob's Discount Furniture, Havertys, Raymour & Flanagan, Rooms To Go;

•	Big Box Retailers: Bed Bath & Beyond, Home Depot, IKEA, Lowe's, Target and Walmart;

•	Department Stores: JCPenney and Macy's;

•	Specialty Retailers: Crate and Barrel, Ethan Allen, TJX, At Home, Williams Sonoma, Restoration Hardware, Arhaus, Horchow, Room & Board, Mitchell Gold + Bob Williams;

•	Online Retailers and Online Marketplaces: Amazon, Houzz and eBay; and

•	International: Leon's, Canadian Tire, John Lewis, WorldStores, Otto and Home24, in addition to several of the companies listed above who also compete with us internationally.
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
Some of the products we sell may expose us to product liability claims and litigation (including class actions) or regulatory action relating to safety, personal injury, death or environmental or property damage. Some of our agreements with members of our supply chain may not indemnify us from product liability for a particular product, and some members of our supply chain may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
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
We have relationships with over 10,000 suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.
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
Because we rely on FedEx, UPS and the U.S. Postal Service to deliver most of the small parcel products we offer on our sites, we are subject to shipping delays or disruptions caused by inclement weather, natural disasters, labor activism, health epidemics or bioterrorism. In addition, because we rely on national, regional and local transportation companies for the delivery of some of our other products, we are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as our telecommunications services, and those services may be subject to outages and interruptions that are not within our control. For example, failures by our telecommunications providers have in the past and may in the future interrupt our ability to provide phone support to our customers. If products are not delivered in a timely fashion or are damaged during the delivery process, or if we are not able to provide adequate customer support, our customers could become dissatisfied and cease buying products through our sites, which would adversely affect our operating results.

We also have relationships with third-party retail partners that allow consumers to purchase products offered by us though their websites and mobile applications. Because our agreements with our retail partners are generally terminable at will, we may be unable to maintain these relationships, and our results of operations could fluctuate significantly from period to period depending on the performance of our retail partners and their willingness to continue to offer and/or promote our products. Our agreements with our retail partners may also restrict our ability to market certain products, and not all of our suppliers may permit us to market through all of our retail partners' websites . Because some of our retail partners are competitors or potential competitors in the home goods market, some or all of our retail partners may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. Because we do business with a small number of retail partners, if any one of our contracts with our retailer partners were to terminate, our revenue from our retail partners may decline and our relationships with our suppliers may be adversely affected.
If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions, and we could be required to restate our financial results, any of which would require additional financial and management resources.
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
In the future, we could be required to or may decide to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed or desired could harm our business. We may sell Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, holders of our Class A common stock, including holders of any Class A common stock issued upon conversion of our convertible notes, may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
Our business may be adversely affected if we are unable to provide our customers a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.
The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. We continually upgrade existing technologies and business applications to keep pace with these rapidly changing and continuously evolving technologies, and we may be required to implement new technologies or business applications in the future. The implementation of these upgrades and changes requires significant investments and as new devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms. Additionally, we may need to devote significant resources to the support and maintenance of such applications once created. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure to accommodate such alternative devices and platforms. Further, in the event that it is more difficult or less compelling for our customers to buy products from us on their mobile or other devices, or if our customers choose not to buy products from us on such devices or to use mobile or other products that do not offer access to our sites, our customer growth could be harmed and our business, financial condition and operating results may be materially adversely affected.
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
A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing, export and security of personal information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not comply, or may not comply in the future with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or consumer protection- related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party "cookies" and other methods of online tracking for behavioral advertising and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.
Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the U.S. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the U.S. In May 2018 the European Union's new regulation governing data practices and privacy called the General Data Protection Regulation ("GDPR") becomes effective and will replace the data protection laws of the individual member states. The law requires companies to meet new, more stringent requirements regarding the handling of personal data of individuals in the EU. Engineering efforts to build new capabilities to facilitate compliance with GDPR may entail substantial expense and the diversion of engineering resources from other projects. The law also increases the penalties for non-compliance, which may result in monetary penalties of up to 20 million Euros or 4% of a company's worldwide turnover, whichever is higher. GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. Outside of the European Union, there are many countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations as we continue our international expansion. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.
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
We collect, maintain, transmit and store data about our customers, employees, contractors, suppliers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit certain proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit, encrypt, anonymize or pseudonymize certain confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction and personal data or other confidential and sensitive information from being breached or compromised. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain, including payment card systems and human resources management platforms. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships.

Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of personal information, including consumers' and employees' personally identifiable information, or other confidential or proprietary information of ourselves or third parties; limited or terminated access to certain payment methods or fines or higher transaction fees to use such methods; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment or training of additional personnel and protection technologies, responses to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these breaches of security occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer's password could access that customer's transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and operating results. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.
Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales tax taxes on Internet revenue and a growing number of U.S. states and certain foreign jurisdictions have adopted or are considering proposals to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. Additionally, we are a defendant in a legal proceeding (South Dakota v. Wayfair Inc., 17-494) where South Dakota has asked the U.S. Supreme Court to reverse its longstanding precedent holding that remote sellers are not required to collect state and local sales taxes. We cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, commercial activity, VAT or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.
We do not collect and remit sales and use, commercial activity, VAT or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened us with assessments, alleging that we are required to collect and remit such taxes there. Other states, including South Dakota in our legal proceeding currently before the U.S. Supreme Court (South Dakota v. Wayfair Inc., 17-494), have requested that courts validate new laws that reverse existing constitutional precedent. While we do not believe that we are subject to such taxes and intend to vigorously defend our position in these cases, we cannot be sure of the outcome of our discussions and/or appeals with these states or cases that are pending in the courts. In the event of an adverse outcome, we could face assessments for additional time periods since the last assessments we received, plus any additional interest and penalties. We also expect additional jurisdictions may make similar assessments or pass similar new laws in the future, and any of the jurisdictions where we have sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability allegations. In addition, in the future we may also decide to engage in activities, such as owning or leasing property, that would require us to pay sales and use, commercial activity, VAT or similar taxes in new jurisdictions. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition and operating results.

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
We believe our success has depended, and continues to depend, on the efforts and talents of Niraj Shah, one of our co-founders, co-chairman of the board of directors and our Chief Executive Officer, Steven Conine, one of our co-founders and co-chairman of the board of directors, and the other members of our senior management team. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers, engineers and merchandising and technology personnel. The market for such positions in the Boston area and other cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees or our inability to recruit and develop mid-level managers could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.
We may not be able to adequately protect our intellectual property rights.
We regard our customer lists, trademarks, domain names, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. We might not be able to obtain broad protection in the U.S. or internationally for all of our intellectual property, and we might not be able to obtain effective intellectual property protection in every country in which we sell products or perform services. For example, we are the registrant of marks for our brands in numerous jurisdictions and of the Internet domain name for the websites of Wayfair.com, Wayfair.co.uk, Wayfair.de and our other sites, as well as various related domain names. However, we have not registered our marks or domain names in all major international jurisdictions and may not be able to register or use such domain names in all of the countries in which we currently or intend to conduct business. Further, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights.

The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. We may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or proprietary rights or to establish the validity of such rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially adversely affect our business, financial condition and operating results. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may not be able to broadly enforce all of our trademarks or patents. Any of our patents, marks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining intellectual property protections is expensive and time-consuming, and we may not be able to pursue all necessary or desirable actions at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these protections will adequately safeguard our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. We may also be exposed to claims from third parties claiming infringement of their intellectual property rights, or demanding the release or license of open source software or derivative works that we developed using such software (which could include our proprietary code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of the implicated open source software.
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
In February 2017, we entered into a three-year senior secured revolving credit facility (the "Revolver") under which we may borrow up to $100 million to fund working capital and general corporate purposes. If we draw down on this facility, our interest expense and principal repayment requirements will increase, which could have an adverse effect on our financial results and our ability to make payments on the Notes. Further, the agreements governing the Revolver contain numerous requirements, including affirmative, negative and financial covenants. Our failure to comply with any of these covenants or to meet any payment obligations under the Revolver could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations.
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

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
In February 2018, our board of directors authorized a stock repurchase program of up to $200 million of our Class A common stock that does not have an expiration date. Although our board of directors has authorized this stock repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our Class A common stock. In addition, this program could diminish our cash reserves.
Risks Related to Ownership of our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our co-founders, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Following our initial public offering (the "IPO"), our Class B common stock was held primarily by our co-founders, other executive officers, directors and their affiliates. Due to optional conversions of Class B common stock into Class A common stock following the IPO, our Class B common stock is currently held primarily by our co-founders and their affiliates. As of December 31, 2017, our co-founders and their affiliates owned shares representing approximately 35.7% of the economic interest and 84.4% of the voting power of our outstanding capital stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. For example, these stockholders are able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock. Additionally, holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class B common stock are also entitled to a separate vote in the event we seek to amend our certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters are in Boston, where we occupy approximately 506 thousand square feet of office space pursuant to a lease that expires in December 2027. We lease additional office space in London and Berlin for our international operations. We occupy a total of approximately 8 million additional square feet of fulfillment center space in various locations in the U.S., Canada, Germany and the United Kingdom. We also lease office space in five U.S. locations, one location in Ireland and one location in Germany for our customer service centers.
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

	Sales Price
	High	Low
2016
First Quarter	$47.68	$28.85
Second Quarter	$44.53	$34.10
Third Quarter	$49.34	$35.82
Fourth Quarter	$39.79	$27.60
2017
First Quarter	$43.49	$34.30
Second Quarter	$78.21	$39.96
Third Quarter	$84.19	$65.30
Fourth Quarter	$83.79	$55.33
Holders of Our Common Stock
As of February 16, 2018, there were 24 holders of record of shares of our Class A common stock and 372 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than this numbers of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
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
Recent Sales of Unregistered Securities
During the three months ended December 31, 2017, we issued 165,104 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities was pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.
On September 15, 2017, we issued $431.25 million aggregate principal amount of 0.375% Convertible Senior Notes due 2022 (the "Notes"), which includes the exercise in full of the $56.25 million over-allotment option, to Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC as the initial purchasers of the Notes (the "Initial Purchasers"). Our offering of the Notes to the Initial Purchasers was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the Initial Purchasers, including that the Initial Purchasers would only offer, sell or deliver the Notes to persons inside the United States whom they reasonably believe to be qualified institutional buyers within the meaning of Rule 144A under the Securities Act.

For more information regarding our Notes, see Note 14, Convertible Debt, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, which is incorporated into this item by reference.
Issuer Purchases of Equity Securities
None.
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
The following consolidated statements of operations data for the fiscal years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The following consolidated balance sheet data as of December 31, 2015, 2014, and 2013 and the consolidated statements of operations data for the fiscal year ended December 31, 2014 and 2013 is derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations:
Net revenue	$4,720,895	$3,380,360	$2,249,885	$1,318,951	$915,843
Cost of goods sold (1)	3,602,072	2,572,549	1,709,161	1,007,853	691,602
Gross profit	1,118,823	807,811	540,724	311,098	224,241
Operating expenses:
Customer service and merchant fees (1)	169,516	127,883	81,230	55,804	35,500
Advertising	549,959	409,125	278,224	191,284	108,469
Selling, operations, technology, general and administrative (1) (2)	634,801	467,020	262,620	211,794	96,291
Total operating expenses	1,354,276	1,004,028	622,074	458,882	240,260
Loss from operations	(235,453)	(196,217)	(81,350)	(147,784)	(16,019)
Interest (expense) income, net	(9,433)	694	1,284	350	245
Other (expense) income, net	758	1,756	2,718	(489)	294
Loss before income taxes	(244,128)	(193,767)	(77,348)	(147,923)	(15,480)
Provision for income taxes	486	608	95	175	46
Net loss	(244,614)	(194,375)	(77,443)	(148,098)	(15,526)
Accretion of convertible redeemable preferred units	—	—	—	(2,071)	(25,388)
Net loss attributable to common stockholders	$(244,614)	$(194,375)	$(77,443)	$(150,169)	$(40,914)
Net loss per share, basic and diluted	$(2.81)	$(2.29)	$(0.92)	$(2.97)	$(0.99)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	86,983	84,977	83,726	50,642	41,332

(1)	Includes equity based compensation and related taxes as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Cost of goods sold	$1,091	$474	$280	$369	$—
Customer service and merchant fees	2,636	2,108	1,007	2,265	—
Selling, operations, technology, general and administrative	68,899	49,371	31,688	60,610	—
	$72,626	$51,953	$32,975	$63,244	$—

(2)
Prior period expenses recorded as "Merchandising, marketing and sales" and "Operations, technology, general and administrative" have been combined into "Selling, operations, technology, general and administrative" on the consolidated statements of operations to conform with current period presentation.

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term and long-term investments	$641,553	$379,550	$465,954	$415,859	$115,308
Working capital	$77,065	$(80,129)	$95,297	$254,276	$18,118
Total assets	$1,213,403	$761,683	$694,581	$555,523	$196,300
Deferred revenue	$94,116	$65,892	$50,884	$26,784	$13,397
Convertible redeemable preferred units	$—	$—	$—	$—	$241,186
Total stockholders' (deficit) equity	$(48,329)	$79,384	$242,545	$305,539	$(191,178)

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
Overview
We are one of the world's largest online destinations for the home. Through our e-commerce business model, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over ten million products from over 10,000 suppliers.
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
Because of the large market opportunity we see in front of us, we are currently investing in several areas across our business. Over the last few years, we have invested in expanding our international business in Canada, the United Kingdom and Germany by building our international infrastructure, developing deeper country-specific knowledge, growing our international supplier networks and establishing our brand presence in select countries. Accordingly, our consolidated net loss of $244.6 million in the year ended December 31, 2017 is primarily driven by our international expansion.
We have also invested considerably in our proprietary logistics network over the last few years, including our CastleGate warehouses and our Wayfair Delivery Network, which includes consolidation centers, cross docks and last mile delivery facilities. We believe that our proprietary logistics network will help drive incremental sales by delighting our customers with faster delivery times and a better home delivery experience. Over time we believe this network will also lower our costs per order by reducing damage rates and leveraging economies of scale in transportation. We are also currently investing in new categories, such as home improvement (e.g. plumbing, lighting and flooring), housewares, seasonal decor and decorative accents, so that we can add more of those products to our sites and capture a higher share of our customers' spend on home goods.

Our operating and reportable segments are U.S. and International. The following table presents Direct Retail and Other net revenues attributable to the Company’s reportable segments for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. Direct Retail	$4,075,405	$2,993,365	$1,945,411
U.S. Other	77,652	117,132	190,081
U.S. segment net revenue	4,153,057	3,110,497	2,135,492
International Direct Retail	567,838	265,544	94,827
International Other	—	4,319	19,566
International segment net revenue (1)	567,838	269,863	114,393
Total net revenue	$4,720,895	$3,380,360	$2,249,885
(1)In the year ended December 31, 2015, International segment net revenue included $5.4 million from our Australian business, which we sold in July 2015.
For more information on our segments, see Note 11 to the Consolidated Financial Statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Full Year 2017 Financial Highlights

•	Direct Retail net revenue increased $1.4 billion to $4.6 billion, up 42.5% year over year

•	Total net revenue increased $1.3 billion to $4.7 billion, up 39.7% year over year

•	GAAP net loss was $244.6 million

•	Adjusted EBITDA was $(67.0) million or (1.4)% of total net revenue

◦	U.S. Adjusted EBITDA was $35.9 million

◦	International Adjusted EBITDA was $(102.9) million

•	Non-GAAP free cash flow was $(113.2) million
The consolidated financial statements and other disclosures contained in this Annual Report on Form 10-K are those of Wayfair Inc.
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. Our free cash flow metric is measured on a consolidated basis. Our net revenue and Adjusted EBITDA metrics are measured on a consolidated and segment basis. See Note 11 to the Consolidated Financial Statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. All other key financial and operating metrics are derived and reported from our Direct Retail sales, which includes sales generated primarily through our five distinct sites. These metrics do not include net revenue derived from the websites operated by our retail partners and our media solutions business. We do not have access to certain customer level information on net revenue derived through our retail partners and therefore cannot measure or disclose it.

We use the following metrics to assess the near-term and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Year Ended December 31,
	2017	2016	2015
Consolidated Financial Metrics
Net Revenue	$4,720,895	$3,380,360	$2,249,885
Adjusted EBITDA	$(67,033)	$(88,692)	$(15,929)
Free cash flow	$(113,245)	$(65,272)	$72,937
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$4,643,243	$3,258,909	$2,040,238
Active Customers	10,990	8,250	5,360
LTM Net Revenue per Active Customer	$422	$395	$381
Orders Delivered	19,411	14,064	9,170
Average Order Value	$239	$232	$222
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

•	Adjusted EBITDA does not reflect equity based compensation and related taxes;

•	Adjusted EBITDA does not reflect changes in our working capital;

•	Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect depreciation and interest expenses associated with the lease financing obligation; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Reconciliation of Adjusted EBITDA
Net loss	$(244,614)	$(194,375)	$(77,443)
Depreciation and amortization (1)	87,020	55,572	32,446
Equity based compensation and related taxes	72,626	51,953	32,975
Interest (income), net	9,433	(694)	(1,284)
Other (income) expense, net	(758)	(1,756)	(2,718)
Provision for income taxes	486	608	95
Other (1)	8,774	—	—
Adjusted EBITDA	$(67,033)	$(88,692)	$(15,929)
(1) We recorded $9.6 million of one-time charges in the year ended December 31, 2017 in "Selling, operations, technology, general and administrative" in the consolidated statements of operations related to a warehouse we vacated in July 2017. Of the $9.6 million charges, $8.8 million was included in "Other" and related primarily to the excess of our estimated future remaining lease commitments through 2023 over our expected sublease income over the same period, and $0.8 million was included in "Depreciation and amortization" related to accelerated depreciation of leasehold improvements in the warehouse.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$33,634	$62,814	$135,121
Purchase of property and equipment	(100,451)	(96,707)	(44,648)
Site and software development costs	(46,428)	(31,379)	(17,536)
Free cash flow	$(113,245)	$(65,272)	$72,937

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
Net revenue consists primarily of sales of product from our sites and through the websites of our online retail partners and includes related shipping fees. We deduct cash discounts, allowances and estimated returns from gross revenue to determine net revenue. We recognize product revenue upon delivery to our customers. Net revenue is primarily driven by growth of new and active customers and the frequency with which customers purchase. The products offered on our sites are fulfilled with product we ship to our customers directly from our suppliers and, increasingly, from our CastleGate warehouses and through our Wayfair Delivery Network.
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
Cost of Goods Sold
Cost of goods sold consists of the cost of product sold to customers, shipping and handling costs and shipping supplies and fulfillment costs. Fulfillment costs include costs incurred in operating and staffing fulfillment centers, such as costs attributed to receiving, inspecting, picking, packaging and preparing customer orders for shipment. Cost of goods sold also includes direct and indirect labor costs, including equity-based compensation, for fulfillment center oversight, including payroll and related benefit costs. The increase in cost of goods sold is primarily driven by growth in orders delivered, the mix of the product available for sale on our sites and transportation costs related to delivering orders to our customers.
We earn rebates on our incentive programs with our suppliers. These rebates are earned upon shipment of goods. Amounts due from suppliers as a result of these rebate programs are included as a receivable and are reflected as a reduction of cost of goods sold on the consolidated statements of operations. We also perform logistics services for suppliers through our CastleGate and Wayfair Delivery Network solutions, which are earned upon completion of preparing customer orders for shipment and are reflected as a reduction of cost of goods sold on the consolidated statements of operations.
We expect cost of goods sold expenses to remain relatively stable as a percentage of net revenue but some fluctuations are expected due to the wide variety of products we sell.
Customer Service and Merchant Fees
Customer service and merchant fees consist of labor-related costs, including equity-based compensation, of our employees involved in customer service activities and merchant processing fees associated with customer payments made by credit cards and debit cards. Increases in our customer service and merchant fees are driven by the growth in our revenue and are expected to remain relatively consistent as a percentage of revenue. We expect customer service and merchant fees to remain relatively stable as a percentage of net revenue.
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
Selling, operations, technology, general and administrative
Selling, operations, technology, general and administrative expenses primarily include labor-related costs, including equity-based compensation, of our operations group which includes our supply chain and logistics team, our technology team, which builds and supports our sites, category managers, buyers, site merchandisers, merchants, marketers and the team who executes our advertising strategy, and our corporate general and administrative team, which includes human resources, finance and accounting personnel. Also included are administrative and professional service fees including audit and legal fees, insurance and other corporate expenses, including depreciation and rent. We expect selling, operations, technology, general and administrative expenses will continue to increase as we grow our net revenue and operations.
Interest (Expense) Income, Net
Interest (expense) income, net, in 2017, consists primarily of interest expense in connection with our Notes, which is payable at the rate of 0.375% semi-annually on March 1 and September 1 of each year, commencing on March 1, 2018, and, in 2016 and 2017, the lease financing obligation, partially offset by interest earned on cash, cash equivalents and short-term and long-term investments held by us, in 2017, 2016, and 2015.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of foreign currency (losses) gains, and in 2015, a $3.0 million gain related to the sale of our Australian operations.

Results of Consolidated Operations (in thousands)

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations:
Net revenue	$4,720,895	$3,380,360	$2,249,885
Cost of goods sold (1)	3,602,072	2,572,549	1,709,161
Gross profit	1,118,823	807,811	540,724
Operating expenses:
Customer service and merchant fees (1)	169,516	127,883	81,230
Advertising	549,959	409,125	278,224
Selling, operations, technology, general and administrative (1) (2)	634,801	467,020	262,620
Total operating expenses	1,354,276	1,004,028	622,074
Loss from operations	(235,453)	(196,217)	(81,350)
Interest (expense) income, net	(9,433)	694	1,284
Other income, net	758	1,756	2,718
Loss before income taxes	(244,128)	(193,767)	(77,348)
Provision for income taxes	486	608	95
Net loss	$(244,614)	$(194,375)	$(77,443)
Net loss per share, basic and diluted	$(2.81)	$(2.29)	$(0.92)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	86,983	84,977	83,726

(1)	Includes equity based compensation and related taxes as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of goods sold	$1,091	$474	$280
Customer service and merchant fees	2,636	2,108	1,007
Selling, operations, technology, general and administrative	68,899	49,371	31,688
	$72,626	$51,953	$32,975

(2)
Prior period expenses recorded as "Merchandising, marketing and sales" and "Operations, technology, general and administrative" have been combined into "Selling, operations, technology, general and administrative" on the consolidated statements of operations to conform with current period presentation.

Comparison of the year ended December 31, 2017 and 2016
Net revenue

	Year Ended December 31,
	2017	2016	% Change
Direct Retail	$4,643,243	$3,258,909	42.5%
Other	77,652	121,451	(36.1)%
Net revenue	$4,720,895	$3,380,360	39.7%
In 2017, net revenue increased by $1.3 billion, or 39.7% compared to 2016, primarily as a result of an increase in Direct Retail net revenue as our U.S. and International businesses continued to scale. In 2017, Direct Retail net revenue increased by $1.4 billion, or 42.5% compared to 2016, primarily due to growth in our customer base, with the number of active customers increasing by 33.2% as of December 31, 2017 compared to December 31, 2016. Additionally, active customers on average spent more in 2017 than the prior year, with LTM net revenue per active customer increasing 6.8% as of December 31, 2017 compared to December 31, 2016. The decrease in Other revenue in 2017 compared to 2016 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business.
Cost of goods sold

	Year Ended December 31,
	2017	2016	% Change
Cost of goods sold	$3,602,072	$2,572,549	40.0%
As a percentage of net revenue	76.3%	76.1%
In 2017, cost of goods sold increased by $1.0 billion, or 40.0%, compared to 2016. Of the increase in cost of goods sold, $0.8 billion was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $0.2 billion as a result of the increase in products delivered during the period. Cost of goods sold as a percentage of net revenue increased in the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily as a result of changes in the mix of the products sold.

Operating Expenses

	Year Ended December 31,
	2017	2016	% Change
Customer service and merchant fees (1)	$169,516	$127,883	32.6%
Advertising	549,959	409,125	34.4%
Selling, operations, technology, general and administrative (1)	634,801	467,020	35.9%
Total operating expenses	$1,354,276	$1,004,028	34.9%
As a percentage of net revenue
Customer service and merchant fees (1)	3.6%	3.8%
Advertising	11.6%	12.1%
Selling, operations, technology, general and administrative (1)	13.5%	13.8%
	28.7%	29.7%

(1)	Includes equity-based compensation and related taxes as follows:

	Year Ended December 31,
	2017	2016
Customer service and merchant fees	$2,636	$2,108
Selling, operations, technology, general and administrative	$68,899	$49,371
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Year Ended December 31,
	2017	2016
Customer service and merchant fees	3.5%	3.7%
Selling, operations, technology, general and administrative	12.0%	12.4%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $41.1 million in 2017 compared to 2016, primarily due to the increase in net revenue during 2017.
Our advertising expenses increased by $140.8 million in 2017 compared to 2016, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in 2017 compared to 2016, primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth in the U.S., partially offset by advertising investments in Europe and Canada.
Excluding the impact of equity based compensation and related taxes, selling, operations, technology, general and administrative expense increased by $148.3 million in 2017 compared to 2016. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in selling, operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

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
Operating Expenses

	Year Ended December 31,
	2016	2015	% Change
Customer service and merchant fees (1)	$127,883	$81,230	57.4%
Advertising	409,125	278,224	47.0%
Selling, operations, technology, general and administrative (1)	467,020	262,620	77.8%
Total operating expenses	$1,004,028	$622,074	61.4%
As a percentage of net revenue
Customer service and merchant fees (1)	3.8%	3.6%
Advertising	12.1%	12.4%
Selling, operations, technology, general and administrative (1)	13.8%	11.6%
	29.7%	27.6%

(1)	Includes equity-based compensation and related taxes as follows:

	Year Ended December 31,
	2016	2015
Customer service and merchant fees	$2,108	$1,007
Selling, operations, technology, general and administrative	$49,371	$31,688

The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Year Ended December 31,
	2016	2015
Customer service and merchant fees	3.7%	3.6%
Selling, operations, technology, general and administrative	12.4%	10.3%
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
Excluding the impact of equity based compensation and related taxes, selling, operations, technology, general and administrative expense increased by $186.7 million in 2016 compared to 2015. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in selling, operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.
Unaudited Quarterly Results of Operations and Other Financial and Operations Data
The following tables set forth selected unaudited quarterly results of operations and other financial and operations data for the eight quarters ended December 31, 2017. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and in the opinion of management, reflects all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

Consolidated Statements of Operations:

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
Net revenue	$747,348	$786,928	$861,525	$984,559	$960,825	$1,122,856	$1,198,198	$1,439,016
Cost of goods sold (1)	568,292	598,414	659,864	745,979	723,942	853,390	917,889	1,106,851
Gross profit	179,056	188,514	201,661	238,580	236,883	269,466	280,309	332,165
Operating expenses:
Customer service and merchant fees (1)	27,350	30,064	33,872	36,597	35,058	39,125	42,949	52,384
Advertising	97,677	94,426	101,333	115,689	118,265	124,241	141,714	165,739
Selling, operations, technology, general and administrative (1) (2)	96,138	112,754	128,076	130,052	139,766	143,652	169,603	181,780
Total operating expenses	221,165	237,244	263,281	282,338	293,089	307,018	354,266	399,903
Loss from operations	(42,109)	(48,730)	(61,620)	(43,758)	(56,206)	(37,552)	(73,957)	(67,738)
Interest income (expense), net	552	531	(292)	(97)	(299)	(1,550)	(2,008)	(5,576)
Other income (expense), net	669	246	889	(48)	176	451	(227)	358
Loss before income taxes	(40,888)	(47,953)	(61,023)	(43,903)	(56,329)	(38,651)	(76,192)	(72,956)
Provision for (benefit from) income taxes	317	321	(83)	53	210	224	237	(185)
Net loss	$(41,205)	$(48,274)	$(60,940)	$(43,956)	$(56,539)	$(38,875)	$(76,429)	$(72,771)
Net loss per share, basic and diluted	$(0.49)	$(0.57)	$(0.72)	$(0.51)	$(0.66)	$(0.45)	$(0.88)	$(0.83)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	84,445	84,786	85,105	85,567	86,036	86,714	87,283	87,893

(1)	Includes equity based compensation and related taxes as follows:

Cost of goods sold	$58	$87	$212	$117	$145	$205	$282	$459
Customer service and merchant fees	333	528	627	620	644	586	636	770
Selling, operations, technology, general and administrative	10,271	10,680	14,469	13,951	14,169	15,192	18,680	20,858
	$10,662	$11,295	$15,308	$14,688	$14,958	$15,983	$19,598	$22,087

(2)
Prior period expenses recorded as "Merchandising, marketing and sales" and "Operations, technology, general and administrative" have been combined into "Selling, operations, technology, general and administrative" on the consolidated statements of operations to conform with current period presentation.

Quarterly Financial Metrics
The following tables set forth selected financial quarterly metrics and other financial and operations data for the eight quarters ended December 31, 2017. The information for each of these quarters should be read in conjunction with our consolidated financial statements and related notes included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except Average Order Value and LTM Net Revenue Per Active Customer)
Consolidated Financial Metrics
Net Revenue	$747,348	$786,928	$861,525	$984,559	$960,825	$1,122,856	$1,198,198	$1,439,016
Adjusted EBITDA	$(20,960)	$(24,857)	$(30,849)	$(12,026)	$(20,896)	$(2,246)	$(22,672)	$(21,219)
Free Cash Flow	$(80,582)	$(19,418)	$(13,968)	$48,696	$(68,970)	$(27,225)	$(18,463)	$1,413
Segment Financial Metrics
U.S. Direct Retail Net Revenue	$672,700	$702,408	$759,674	$858,583	$837,556	$976,673	$1,033,669	$1,227,507
U.S. Other Net Revenue	$33,221	$30,265	$28,127	$25,519	$20,473	$20,395	$16,975	$19,809
U.S. Adjusted EBITDA	$(1,039)	$(2,920)	$(7,857)	$11,992	$3,728	$20,425	$4,531	$7,204
International Direct Retail Net Revenue	$39,146	$53,249	$72,724	$100,425	$102,796	$125,788	$147,554	$191,700
International Other Net Revenue	$2,281	$1,006	$1,000	$32	$—	$—	$—	$—
International Adjusted EBITDA	$(19,921)	$(21,937)	$(22,992)	$(24,018)	$(24,624)	$(22,671)	$(27,203)	$(28,423)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$711,846	$755,657	$832,398	$959,008	$940,352	$1,102,461	$1,181,223	$1,419,207
Active Customers	6,074	6,672	7,362	8,250	8,855	9,547	10,250	10,990
LTM Net Revenue Per Active Customer	$392	$404	$406	$395	$394	$402	$408	$422
Orders Delivered	2,996	2,930	3,417	4,722	4,213	4,278	4,719	6,202
Average Order Value	$238	$258	$244	$203	$223	$258	$250	$229
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net loss	$(41,205)	$(48,274)	$(60,940)	$(43,956)	$(56,539)	$(38,875)	$(76,429)	$(72,771)
Depreciation and amortization (1)	10,487	12,578	15,463	17,044	20,352	19,323	22,913	24,432
Equity based compensation and related taxes	10,662	11,295	15,308	14,688	14,958	15,983	19,598	22,087
Interest (income) expense, net	(552)	(531)	292	97	299	1,550	2,008	5,576
Other (income) expense, net	(669)	(246)	(889)	48	(176)	(451)	227	(358)
Provision for (benefit from) income taxes	317	321	(83)	53	210	224	237	(185)
Other (1)	—	—	—	—	—	—	8,774	—
Adjusted EBITDA	$(20,960)	$(24,857)	$(30,849)	$(12,026)	$(20,896)	$(2,246)	$(22,672)	$(21,219)
(1) We recorded $9.6 million of one-time charges in the three months ended September 30, 2017 in "Selling, operations, technology, general and administrative" in the unaudited consolidated and condensed statements of operations related to a warehouse we vacated in July 2017. Of the $9.6 million charges, $8.8 million was included in "Other" and related primarily to the excess of our estimated future remaining lease commitments through 2023 over our expected sublease income over the same period, and $0.8 million was included in "Depreciation and amortization" related to accelerated depreciation of leasehold improvements in the warehouse.

The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Three months ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net cash (used in) provided by operating activities	$(51,204)	$24,903	$15,621	$73,494	$(46,098)	$18,101	$24,752	$36,879
Purchase of property, equipment, and leasehold improvements	(23,927)	(37,509)	(20,408)	(14,863)	(11,952)	(33,596)	(30,980)	(23,923)
Site and software development costs	(5,451)	(6,812)	(9,181)	(9,935)	(10,920)	(11,730)	(12,235)	(11,543)
Free cash flow	$(80,582)	$(19,418)	$(13,968)	$48,696	$(68,970)	$(27,225)	$(18,463)	$1,413

Liquidity and Capital Resources
Sources of Liquidity

	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$558,960	$279,840
Short-term investments	$61,032	$68,743
Accounts receivable, net	$37,948	$19,113
Long-term investments	$21,561	$30,967
Working capital	$77,065	$(80,129)
Historical Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(244,614)	$(194,375)	$(77,443)
Net cash provided by operating activities	$33,634	$62,814	$135,121
Net cash used in investing activities	$(130,335)	$(95,880)	$(137,728)
Net cash provided by (used in) financing activities	$374,971	$(20,883)	$(18,616)
At December 31, 2017, our principal source of liquidity was cash and cash equivalents and short- and long-term investments totaling $641.6 million, which includes $420.4 million of net proceeds from the issuance of our Notes in September 2017, partially offset by $44.2 million in premiums paid at the same time for separate capped call transactions. We believe that our existing cash and cash equivalents and investments, together with cash generated from operations and the cash available under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements.
Capital expenditures were 3.1% of net revenue for the year ended December 31, 2017 and related primarily to our ongoing investments in our technology infrastructure, and equipment purchases and improvements for leased warehouses within our expanding supply chain network. We expect capital expenditures to be approximately 4% of net revenue for the first quarter of 2018, as we continue to build out our technology infrastructure and logistics network.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth under in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash provided by operating activities in the year ended December 31, 2017 was $33.6 million and was driven primarily by cash provided by operating assets and liabilities of $116.4 million, certain non-cash items including depreciation and amortization expense of $87.0 million, equity based compensation of $67.8 million, amortization of discount and issuance costs related to our Notes of $5.8 million and other non-cash items of $1.2 million, partially offset by net loss of $244.6 million.

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
Cash used in investing activities in the year ended December 31, 2017 was $130.3 million and was primarily driven by purchases of property and equipment of $100.5 million, purchases of short-term and long-term investments of $54.5 million, and site and software development costs of $46.4 million, partially offset by sale and maturities of short-term investments of $71.1 million.
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
Financing Activities
Cash provided by financing activities in the year ended December 31, 2017 was $375.0 million and was primarily due to $420.4 million of net proceeds from the issuance of our Notes and $0.2 million net proceeds from the exercise of stock options, partially offset by $44.2 million in premiums paid for separate capped call transactions, and $1.4 million statutory minimum taxes paid related to net share settlements of equity awards. As expected, our sell-to-cover policy, which began in the second half of 2016 and requires employees to sell a portion of the shares they receive upon vesting of RSUs in order to cover any required withholding taxes, materially reduced cash used in financing activities related to taxes paid for net share settlement of equity awards. For additional information on the Notes, see Note 14, Convertible Debt, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Cash used in financing activities in the year ended December 31, 2016 was $20.9 million and was primarily due to statutory minimum taxes paid related to net share settlement of equity awards of $21.1 million, partially offset by net proceeds from exercise of stock options of $0.2 million. During 2016, we began requiring employees to sell a portion of the shares that they receive upon the vesting of RSUs in order to cover any required withholding taxes, rather than our policy of allowing employees to forfeit shares to us to settle the withholding taxes. This sell-to-cover policy was phased in over the course of 2017.
Cash used in financing activities in the year ended December 31, 2015 was $18.6 million and was primarily due to statutory minimum taxes paid related to net share settlement of equity awards of $19.1 million, partially offset by net proceeds from exercise of stock options of $0.5 million.
Stock Repurchase Program
On February 22, 2018, we announced that our board of directors authorized the repurchase of up to $200 million of our Class A common stock. This repurchase program has no expiration but may be suspended or terminated by the board of directors at any time. Under the repurchase program, we are authorized to repurchase, from time to time, outstanding shares of Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan.
The actual timing, number and value of shares repurchased will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. We have no obligation to repurchase any amount of Class A common stock under the program.
Credit Agreement and Convertible Notes
For information regarding our credit agreement and Notes, see Note 13, Credit Agreement, and Note 14, Convertible Debt, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017:

	Payment Due by Period
	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Lease Obligations	$70,800	$176,069	$164,704	$372,127	$783,700
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
Critical Accounting Policies
Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, net revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.
Revenue Recognition
We generate net revenue through product sales generated primarily through our five distinct sites and through websites operated by third parties.
We recognize revenue for product sales generated through our five distinct sites and through websites operated by third parties only when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. We recognize net revenue from sales of our products upon delivery to the customer. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available and as such we estimate delivery dates based on historical data. We record product revenue at the gross amount as we are the primary obligor with the customer and provide the primary customer service for all products sold, have latitude in establishing price and selecting products sold, have discretion in selecting suppliers of products sold, maintain inventory risk from shipment through delivery date and upon accepting returns, and have credit risk. Net revenue includes shipping costs charged to the customer and are recorded net of taxes collected from customers, which are remitted to governmental authorities. Cash discounts, returns and rebates are deducted from gross revenue in determining net revenue. In addition, we defer revenue when cash is collected from our customer prior to the satisfaction of the revenue recognition criteria.
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
If we do not meet the sale-leaseback criteria for derecognition of the building asset and liability, the financing obligation and corresponding building asset are recorded in "Lease financing obligation, net of current portion" and "Property and equipment, net," respectively, within our consolidated balance sheets. The monthly rent payments made to the lessor under the lease agreement are recorded in our financial statements as land lease expense and principal and interest on the financing obligation. Interest expense on the lease financing obligation reflects the portion of the Company's monthly lease payments that is allocated to interest expense and is recorded in Interest (expense) income, net in our consolidated statements of operations. The building asset is depreciated over its useful life during the lease period.
Stock-Based Compensation
We account for equity-based compensation awards in accordance with Accounting Standards Codification ("ASC") Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all equity-based payments to employees to be recognized as expense in the statements of operations based on their grant date fair values. The Company has granted stock options, restricted shares and restricted stock units. The Company only granted restricted stock units to employees in the year ended December 31, 2017. Restricted stock unit values are determined based on the quoted market price of our Class A common stock on the date of grant. The Company accounts for equity awards to non-employees in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of an award to non-employees be remeasured at fair value as the award vests.
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
Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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
Our Notes, which were issued in September 2017, carry a fixed interest rate of 0.375% per year. Since the Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wayfair Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wayfair Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.

Boston, Massachusetts
February 26, 2018

WAYFAIR INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$558,960	$279,840
Short-term investments	61,032	68,743
Accounts receivable, net of allowance of $7,000 and $3,115 at December 31, 2017 and December 31, 2016, respectively	37,948	19,113
Inventories	28,042	18,550
Prepaid expenses and other current assets	130,838	90,845
Total current assets	816,820	477,091
Property and equipment, net	361,141	239,354
Goodwill and intangible assets, net	3,105	4,230
Long-term investments	21,561	30,967
Other noncurrent assets	10,776	10,041
Total assets	$1,213,403	$761,683
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$440,366	$379,493
Accrued expenses	120,247	67,807
Deferred revenue	94,116	65,892
Other current liabilities	85,026	44,028
Total current liabilities	739,755	557,220
Lease financing obligation, net of current portion	82,580	28,900
Long-term debt	332,905	—
Other liabilities	106,492	96,179
Total liabilities	1,261,732	682,299
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at December 31, 2017 and December 31, 2016	—	—
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 57,398,983 and 49,945,202 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	57	50
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 30,809,627 and 35,885,692 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	31	36
Additional paid-in capital	537,212	409,225
Accumulated deficit	(583,266)	(329,940)
Accumulated other comprehensive (loss) gain	(2,363)	13
Total stockholders' (deficit) equity	(48,329)	79,384
Total liabilities and stockholders' equity	$1,213,403	$761,683

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net revenue	$4,720,895	$3,380,360	$2,249,885
Cost of goods sold	3,602,072	2,572,549	1,709,161
Gross profit	1,118,823	807,811	540,724
Operating expenses:
Customer service and merchant fees	169,516	127,883	81,230
Advertising	549,959	409,125	278,224
Selling, operations, technology, general and administrative	634,801	467,020	262,620
Total operating expenses	1,354,276	1,004,028	622,074
Loss from operations	(235,453)	(196,217)	(81,350)
Interest (expense) income, net	(9,433)	694	1,284
Other income, net	758	1,756	2,718
Loss before income taxes	(244,128)	(193,767)	(77,348)
Provision for income taxes	486	608	95
Net loss	$(244,614)	$(194,375)	$(77,443)
Net loss per share, basic and diluted	$(2.81)	$(2.29)	$(0.92)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	86,983	84,977	83,726

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(244,614)	$(194,375)	$(77,443)
Other comprehensive loss:
Foreign currency translation adjustments	(2,196)	(102)	532
Net unrealized (loss) gain on available-for-sale investments	(180)	251	(302)
Comprehensive loss	$(246,990)	$(194,226)	$(77,213)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity (Deficit)
Balance at December 31, 2014	83,182	$83	$363,944	$(58,122)	$(366)	$305,539
Net loss	—	—	—	(77,443)	—	(77,443)
Other comprehensive income	—	—	—	—	230	230
Exercise of options to purchase common stock	164	—	495	—	—	495
Issuance of common stock upon vesting of RSUs	1,515	1	—	—	—	1
Shares withheld related to net settlement of RSUs	(550)	—	(19,111)	—	—	(19,111)
Equity compensation expense	—	—	32,834	—	—	32,834
Balance at December 31, 2015	84,311	84	378,162	(135,565)	(136)	242,545
Net loss	—	—	—	(194,375)	—	(194,375)
Other comprehensive income	—	—	—	—	149	149
Exercise of options to purchase common stock	70	1	208	—	—	209
Issuance of common stock upon vesting of RSUs	1,963	2	—	—	—	2
Shares withheld related to net settlement of RSUs	(525)	(1)	(21,091)	—	—	(21,092)
Equity compensation expense	—	—	51,494	—	—	51,494
Acquisition of a business	12	—	452	—	—	452
Balance at December 31, 2016	85,831	86	409,225	(329,940)	13	79,384
Net loss	—	—	—	(244,614)	—	(244,614)
Other comprehensive income	—	—	—	—	(2,376)	(2,376)
Exercise of options to purchase common stock	84	—	244	—	—	244
Issuance of common stock upon vesting of RSUs	2,327	2	—	—	—	2
Shares withheld related to net settlement of RSUs	(33)	—	(1,562)	—	—	(1,562)
Equity compensation expense	—	—	71,380	—	—	71,380
Adoption of ASU No. 2016-09	—	—	8,712	(8,712)		—
Equity component of issuance of Notes, net (Note 14)	—	—	49,213	—		49,213
Balance at December 31, 2017	88,209	$88	$537,212	$(583,266)	$(2,363)	$(48,329)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(244,614)	$(194,375)	$(77,443)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	87,020	55,572	32,446
Equity based compensation	67,840	49,402	31,015
Gain on sale of a business	—	—	(2,997)
Amortization of discount and issuance costs on convertible notes	5,830	—	—
Other non-cash adjustments	1,198	331	3,027
Changes in operating assets and liabilities:
Accounts receivable	(18,172)	(9,217)	(4,033)
Inventories	(9,454)	1,351	(131)
Prepaid expenses and other current assets	(39,124)	(16,179)	(29,513)
Accounts payable and accrued expenses	104,184	126,013	135,855
Deferred revenue and other liabilities	81,354	51,914	47,031
Other assets	(2,428)	(1,998)	(136)
Net cash provided by operating activities	33,634	62,814	135,121

Cash flows from investing activities
Purchase of short-term and long-term investments	(54,551)	(88,112)	(207,303)
Sale and maturities of short-term investments	71,095	119,810	133,596
Purchase of property and equipment	(100,451)	(96,707)	(44,648)
Site and software development costs	(46,428)	(31,379)	(17,536)
Cash received from the sale of a business (net of cash sold)	—	1,508	2,860
Other investing activities, net	—	(1,000)	(4,697)
Net cash used in investing activities	(130,335)	(95,880)	(137,728)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	420,449	—	—
Premiums paid for capped call confirmations	(44,160)	—	—
Taxes paid related to net share settlement of equity awards	(1,562)	(21,092)	(19,111)
Net proceeds from exercise of stock options	244	209	495
Net cash provided by (used in) financing activities	374,971	(20,883)	(18,616)
Effect of exchange rate changes on cash and cash equivalents	850	(387)	(460)
Net increase (decrease) in cash and cash equivalents	279,120	(54,336)	(21,683)
Cash and cash equivalents
Beginning of year	279,840	334,176	355,859
End of year	$558,960	$279,840	$334,176

Supplemental disclosure of non-cash investing activities
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$8,533	$1,336	$5,258
Construction costs capitalized under finance lease obligation and other leases	$47,276	$53,894	$27,295

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1. Basis of Presentation
Wayfair Inc. (the "Company") is one of the world's largest online destinations for the home. Through its e-commerce business model, the Company offers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over ten million products from over 10,000 suppliers.
The consolidated financial statements and other disclosures contained in this Annual Report on Form 10-K are those of the Company. Prior period expenses recorded in "Merchandising, marketing and sales" and "Operations, technology, general and administrative" have been combined into "Selling, operations, technology, general and administrative" on the consolidated statements of operations to conform with current presentation.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements of Wayfair Inc. include its wholly owned subsidiaries including the accounts of Wayfair LLC and its wholly owned subsidiaries (collectively the "Company" or "Wayfair"). All intercompany accounts and transactions have been eliminated. Below is a summary of the wholly-owned subsidiaries of the Company with operations:

Subsidiary	Location
Wayfair LLC	U.S.
Wayfair Securities Corporation	U.S.
SK Retail, Inc.	U.S.
CastleGate Logistics Inc.	U.S.
Wayfair Maine LLC	U.S.
Wayfair Stores Limited	Republic of Ireland
Wayfair (UK) Limited	United Kingdom
Wayfair GmbH	Germany
Wayfair (BVI) Ltd.	British Virgin Islands
CastleGate Logistics Canada Inc.	Canada
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
Restricted Cash
As of December 31, 2017 and 2016, there was $5.0 million, of cash that was restricted from withdrawal and held by banks to guarantee the Company's letters of credit issued principally for certain vendor arrangements.
Accounts Receivable
Accounts receivable are stated net of an allowance for doubtful accounts, which is based on historical losses, existing economic conditions, and other information available at the consolidated balance sheets dates. Uncollectible amounts are written off against the allowance after all collection efforts have been exhausted.

Notes to Consolidated Financial Statements (Continued)

Short-Term Investments and Marketable Securities
Short-term investments consist of certificates of deposits and marketable securities with original maturities of greater than three months and maturing in less than twelve months from the balance sheet date.
The Company classifies its marketable securities as "available-for-sale" securities. Available-for-sale securities are classified as short-term investments and long-term investments on the consolidated balance sheets and are carried at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are recorded, net of taxes, in the "Accumulated other comprehensive loss" caption of the Company’s consolidated balance sheets. Unrealized losses, excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that the Company (i) does not intend to sell and (ii) will not be required to sell below cost are also recorded, net of taxes, in "Accumulated other comprehensive loss." Further, the Company does not believe it will be required to sell such securities below cost. Therefore, the only other-than-temporary losses the Company records in "Other income, net" in its consolidated statements of operations are related to credit losses. As of December 31, 2017 and 2016, the Company’s available-for-sale securities consisted of investment securities. The maturities of the Company’s long-term marketable securities generally range from one to three years. As of December 31, 2017 and 2016, the Company's available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. The cost basis of a marketable security sold is determined by the Company using the specific identification method.
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
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The risk with respect to cash and cash equivalents and short-term and long-term investments is minimized by the Company's policy of investing in financial instruments (i.e., cash equivalents) with near-term maturities issued by highly rated financial institutions. At times, these balances may exceed federally insured limits; however, to date, the Company has not incurred any losses on these investments. As of December 31, 2017 and 2016, the Company had $63.4 million and $7.0 million, respectively, in banks located outside the U.S. The risk with respect to accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business.

Notes to Consolidated Financial Statements (Continued)

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
Foreign Currency Translation
The functional currency of the Company is the U.S. dollar, while the functional currency of certain wholly-owned subsidiaries outside of the U.S. is as follows:

Subsidiary	Currency
Wayfair Stores Limited	Euro
Wayfair (UK) Limited	Pound sterling
Wayfair GmbH	Euro
Wayfair (BVI) Ltd.	Euro
CastleGate Logistics Canada Inc.	Canadian dollar
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
Inventories
Inventories consisting of finished goods are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of product for resale. Inventory costs consist of cost of product and inbound shipping and handling costs. Inventory costs also include direct and indirect labor costs, rents and depreciation expenses associated with the Company's fulfillment centers. Inventory valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, liquidations, and expected recoverable values of each disposition category.
Goods In-Transit
Goods in-transit directly from suppliers to customers are recorded in prepaid expenses and other current assets. Risk of loss and the transfer of title from the supplier to the Company occur at freight on board shipping point. As of December 31, 2017 and 2016, goods in-transit amounted to $54.5 million and $34.3 million, respectively.

Notes to Consolidated Financial Statements (Continued)

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
Total costs capitalized, net of accumulated amortization, totaled $45.4 million and $30.0 million as of December 31, 2017 and 2016, respectively, and are included in property and equipment, net in the accompanying consolidated balance sheets. Amortization expense for the years ended December 31, 2017, 2016, and 2015 were $34.5 million, $21.6 million, and $15.3 million, respectively.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. For the years ended December 31, 2017, 2016 and 2015, no impairment of long-lived assets or identifiable intangibles had been indicated.
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
Revenue Recognition
The Company generates net revenue through product sales generated primarily through the Company's five distinct sites and through websites operated by third parties.
The Company recognizes revenue for product sales generated through the Company's five distinct sites and through websites operated by third parties only when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. The Company recognizes net revenue from sales of its products upon delivery to the customer. As the Company ships a large volume of packages through multiple carriers, actual delivery dates may not always be available and as such the Company estimates delivery dates based on historical data. The Company records product revenue at the gross amount as the Company is the primary obligor with the customer and provides the primary customer service for all products sold, has latitude in establishing price and selecting products sold, has discretion in selecting suppliers of products sold, maintains inventory risk from shipment through delivery date and upon accepting returns, and has credit risk. Net revenue includes shipping costs charged to the customer and is recorded net of taxes collected from customers, which are remitted to governmental authorities. Cash discounts, returns and

Notes to Consolidated Financial Statements (Continued)

rebates are deducted from gross revenue in determining net revenue. In addition, the Company defers revenue when cash is collected from its customer prior to the satisfaction of the revenue recognition criteria.
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
Costs of Goods Sold
Cost of goods sold consists of the cost of product sold to customers, shipping and handling costs and shipping supplies and fulfillment costs. Fulfillment costs include costs incurred in operating and staffing the fulfillment centers, such as costs attributed to receiving, inspecting, picking, packaging and preparing customer orders for shipment. Cost of goods sold also includes direct and indirect labor costs, including equity-based compensation, for fulfillment center oversight, including payroll and related benefit costs. The Company also performs logistics services for suppliers through its CastleGate and Wayfair Delivery Network solutions, which are earned upon completion of preparing customer orders for shipment and are reflected as a reduction of cost of goods sold on the consolidated statements of operations.
Advertising Costs
Advertising consists of direct response performance marketing costs, such as display advertising, paid search advertising, social media advertising, search engine optimization, comparison shopping engine advertising, television advertising, direct mail, catalog and print advertising. Expenditures for advertising are expensed in the period that the advertising first takes place. Advertising expense amounted to approximately $550.0 million, $409.1 million, and $278.2 million in the years ended December 31, 2017, 2016, and 2015, respectively. Included in prepaid expenses at December 31, 2017 and 2016 are approximately $0.6 million and $0.9 million, respectively, of prepaid advertising costs.
Merchant Processing Fees
Merchant processing fees totaling $88.7 million, $66.0 million, and $46.9 million in the years ended December 31, 2017, 2016, and 2015, respectively, are included in customer service and merchant fees expense in the consolidated statements of operations. These fees are charged by third parties that provide merchant processing services for customer payments made by credit cards and debit cards.
Retail Partner Fees
The Company sells its products through websites owned and operated by third-party online retailers, or retail partners. The Company pays a fee for sales generated through these websites and records them as merchant processing fees and advertising costs. Retail partner fees included in merchant processing fees are $1.5 million, $1.9 million, and $3.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. Retail partner fees included in advertising costs are $7.0 million, $11.0 million, and $20.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Notes to Consolidated Financial Statements (Continued)

Equity-Based Compensation
The Company accounts for its equity-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all equity-based payments to employees to be recognized as expense in the statements of operations based on their grant date fair values. The Company has granted stock options, restricted shares and restricted stock units. The Company has primarily granted restricted stock units, and to a lesser extent, restricted stock. The Company granted only restricted stock units to employees in the year ended December 31, 2017, 2016, and 2015. Restricted stock values are determined based on the quoted market price of our Class A common stock on the date of grant. The Company accounts for equity awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of an award to non-employees be remeasured at fair value as the award vests.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. At December 31, 2017, we maintain a full valuation allowance against our net U.S. deferred tax asset as well as the net deferred tax asset of our Irish subsidiary.
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
We evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. Our position is based upon several factors including management's evaluation of the Company and its subsidiaries' financial requirements, the short term and long term operational and fiscal objectives of the Company, and the tax consequences associated with the repatriation of earnings.
Net Loss Per Share
The Company follows the two-class method when computing net loss per share for its two issued classes of common stock—Class A and Class B. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common stock outstanding for the period. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, since dilutive common stock are not assumed to have been issued if their effect is anti-dilutive.
Subsequent Events
The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2017, but prior to the filing of the financial statements with the U.S. Securities and Exchange Commission, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of these financial statements. Refer to Note 16, Subsequent Events, for additional detail.
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

Notes to Consolidated Financial Statements (Continued)

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
ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting year.
In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations" ("ASU 2016-08"). This ASU clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. This ASU is effective at the same period as ASU 2014-09.
The Company expects to adopt the new revenue standard as of January 1, 2018 using the modified retrospective approach, with an immaterial cumulative-effect adjustment to retained earnings recognized as of January 1, 2018. The immaterial adjustment is primarily related to recognizing gift card and store credit breakage, to the extent there is no requirement for remitting balances to governmental agencies under unclaimed property laws. Other changes identified relate to the presentation of revenue, where certain third-party advertising arrangements will be classified as net revenue rather than a reduction in cost of goods sold.
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
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of December 31, 2017 and 2016, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $82.6 million and $99.7 million, respectively. The Company periodically reviews its available-for-sale securities for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period, and its intent to sell. As of December 31, 2017 and 2016, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. During the years ended December 31, 2017, 2016, and 2015, the Company did not recognize any other-than-temporary impairment loss. The maturities of the Company’s long-term marketable securities generally range from one to three years. The cost basis of a marketable security sold is determined by the Company using the specific identification method. During the years ended December 31, 2017, 2016, and 2015, the Company did not have any realized gains or losses.

Notes to Consolidated Financial Statements (Continued)

The following tables present details of the Company’s marketable securities as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$61,129	$—	$(97)	$61,032
Long-term:
Investment securities	21,695	—	(134)	21,561
Total	$82,824	$—	$(231)	$82,593

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$63,135	$7	$(39)	$63,103
Commercial paper	5,641	1	(2)	5,640
Long-term:
Investment securities	30,985	16	(34)	30,967
Total	$99,761	$24	$(75)	$99,710
Fair Value Measurements
The following tables set forth the fair value of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 based on the three-tier value hierarchy described in Note 2, Summary of Significant Accounting Policies (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other funds	$488,029	$—	$—	$488,029
Short-term investments:
Investment securities	—	61,032	—	61,032
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	21,561	—	21,561
Total	$493,029	$82,593	$—	$575,622

Notes to Consolidated Financial Statements (Continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$200,867	$—	$—	$200,867
Short-term investments:
Investment securities	—	63,103	—	63,103
Commercial paper	—	5,640	—	5,640
Restricted cash:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	30,967	—	30,967
Total	$205,867	$99,710	$—	$305,577
4. Intangible assets and Goodwill
The following table summarizes intangible assets as of December 31, 2017 and 2016 (in thousands):

	Weighted-Average	December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,678)	$222
Technology	3	1,453	(646)	807
Customer relationships	5	1,300	(1,148)	152
Total		$4,653	$(3,472)	$1,181

	Weighted-Average	December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,298)	$602
Technology	3	1,453	(161)	1,292
Customer relationships	5	1,300	(888)	412
Total		$4,653	$(2,347)	$2,306
Amortization expense related to intangible assets was $1.1 million, $0.9 million, and $0.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. The estimated future amortization expense of purchased intangible assets as of December 31, 2017, is as follows (in thousands):

Total
2018	$858
2019	323
Thereafter	—
Total	$1,181
Goodwill as of December 31, 2017 was $1.9 million, unchanged from December 31, 2016.

Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Furniture and computer equipment	$213,790	$133,297
Site and software development costs	118,356	77,429
Leasehold improvements	82,614	62,090
Construction in progress	46,826	47,013
Building (leased - see Note 7)	83,681	29,856
	545,267	349,685
Less accumulated depreciation and amortization	(184,126)	(110,331)
Property and equipment, net	$361,141	$239,354
Property and equipment depreciation and amortization expense was $85.9 million, $54.6 million, and $31.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
6. Prepaid Expenses and Other Current Assets, Accrued Expenses, Other Current Liabilities, and Other Liabilities
The following table presents the components of selected balance sheet items as of December 31, 2017 and 2016 (in thousands):

	December 31,
Prepaid expenses and other current assets:	2017	2016
Deferred costs in transit	$54,483	$34,325
Supplier receivable	29,941	21,828
Supplier credits receivable	12,936	13,215
Other prepaid and other current assets	33,478	21,477
Total prepaid expenses and other current assets	$130,838	$90,845

	December 31,
Accrued expenses:	2017	2016
Employee compensation and related benefits	$55,142	$37,767
Advertising	38,888	8,379
Accrued property, plant and equipment	8,592	3,630
Credit card	4,573	7,405
Audit, legal and professional fees	1,749	1,333
Other accrued expenses	11,303	9,293
Total accrued expenses	$120,247	$67,807

	December 31,
Other current liabilities:	2017	2016
Sales tax payable	$35,726	$15,731
Sales return reserve	21,243	12,384
Other current liabilities	28,057	15,913
Total current other liabilities	$85,026	$44,028

	December 31,
Other liabilities:	2017	2016
Deferred rent	$59,811	$55,267
Construction costs under build-to-suit leases	37,545	39,949
Other liabilities	9,136	963
Total other liabilities	$106,492	$96,179
7. Commitments and Contingencies
Leases
The Company leases office and warehouse spaces under non-cancelable leases. These leases expire at various dates through 2029 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year at December 31, 2017 were as follows (in thousands):

Amount
2018	$70,800
2019	89,972
2020	86,097
2021	83,160
2022	81,544
Thereafter	372,127
Total	$783,700
Rent expense under operating leases was $45.2 million, $33.6 million, and $16.3 million in the years ended December 31, 2017, 2016 and 2015, respectively. The Company has issued letters of credit for approximately $15.3 million and $10.6 million as security for these lease agreements as of December 31, 2017 and 2016, respectively.
Future lease payments have not been reduced by minimum sublease rentals of $6.5 million due to the Company in the future under non-cancelable subleases through 2020.
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
The construction of one warehouse lease arrangement was completed during the year ended December 31, 2016, and because the Company concluded it had a letter of credit of $1.2 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. The construction of two additional warehouse lease arrangements were completed in the year ended December 31, 2017, and because the Company concluded it had letters of credit of $0.8 million and $1.0 million, the Company did not meet the sale-leaseback criteria for derecognition of the building assets and liabilities. Accordingly, these leases were accounted for as financing obligations. The financing obligations and corresponding building assets of $28.9 million, $12.6 million, and $41.2 million were recorded in "Lease financing obligation, net of current portion" and "Property and equipment, net," respectively, in the Company’s consolidated balance sheets as of June 30, 2016, March 31, 2017, and June 30, 2017, respectively, their respective quarters of completion.
The monthly rent payments made to the lessor under the lease agreement are recorded in the Company’s financial statements as land lease expense and principal and interest on the financing obligation. Interest expense on the lease financing obligation reflects the portion of the Company's monthly lease payments that is allocated to interest expense. For the years ended December 31, 2017 and 2016, land lease expense was $0.9 million and $0.1 million, respectively, and interest expense on lease financing obligations was $6.9 million and $1.4 million, respectively. As of December 31, 2017, future minimum commitments

Notes to Consolidated Financial Statements (Continued)

related to the financing obligations were $38.8 million and $7.5 million for principal and interest, respectively, through December 31, 2022.
Restricted Cash
The Company has deposited $5.0 million as collateral for letters of credit and has classified these amounts as "Other noncurrent assets" on its consolidated balance sheets at December 31, 2017 and 2016.
Collection of Sales or Other Similar Taxes
The Company does not collect and remit sales and use, commercial activity, VAT or similar taxes in all jurisdictions in which it has sales, based on the Company's belief that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company is required to collect and remit such taxes there. Other states, including South Dakota in a legal proceeding currently before the U.S. Supreme Court in which the Company is a defendant (South Dakota v. Wayfair Inc., 17-494), have requested that courts validate new laws that reverse existing constitutional precedent. The Company does not believe that it is subject to such taxes, and intends to vigorously defend its position. Pursuant to the South Dakota statute, the Company would not be required to withhold and remit sales tax until there was a verdict in favor of South Dakota which was then upheld by U.S. Supreme Court. The statute also would not require the Company to pay sales tax retroactively if the Company were to lose. At this time, the Company believes any losses that may arise from these assessments and claims would be immaterial; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.
Legal Matters
In September 2016, a putative class action complaint was filed against the Company in the Superior Court of the province of Quebec (Naomi Zouzout v. Wayfair LLC, Case No. PQ 500-06-000809-166) by an individual on behalf of herself and on behalf of all other similarly situated individuals alleging violations of various Canadian consumer protection statutes. Among other remedies, this lawsuit seeks compensatory and punitive money damages, costs, and various fees. In June 2017, the Company entered into a settlement of the litigation, subject to judicial approval. The settlement was approved by the court in February 2018 and is not expected to have a material adverse effect on the Company's results of operation or financial condition.
On January 12, 2018, the U.S. Supreme Court granted certiorari in South Dakota v Wayfair Inc., 17-494. See Collection of Sales or Other Similar Taxes above.
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

8. Employee Benefit Plans
The Company has a defined-contribution, incentive savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have reached the age of 21 years. Employees may elect to defer compensation up to a dollar limit (as allowable by the Internal Revenue Code), of which up to 4% of an employee's salary will be matched by the Company. The amounts deferred by the employee and the matching amounts contributed by the Company both vest immediately. The amount expensed under the plan totaled approximately $9.0 million, $6.3 million, and $3.3 million in the years ended December 31, 2017, 2016 and 2015, respectively.
9. Equity-Based Compensation
The board of directors of the Company (the "Board") adopted the 2014 Incentive Award Plan ("2014 Plan") to grant cash and equity incentive awards to eligible participants in order to attract, motivate and retain talent. The 2014 Plan is administered by the Board with respect to awards to non-employee directors and by the compensation committee of the Board with respect to other participants and provides for the issuance of stock options, SARs, restricted stock, restricted stock units ("RSUs"), performance shares, stock payments, cash payments, dividend awards and other incentives. Prior to the adoption of the 2014 Plan, Wayfair LLC issued certain equity awards pursuant to the Wayfair LLC Amended and Restated Common Unit Plan (the "2010 Plan"), which was administered by the board of directors of Wayfair LLC. Awards issued under the 2010 Plan that remain outstanding currently represent Class A or Class B common stock of the Company.

Notes to Consolidated Financial Statements (Continued)

8,603,066 shares of Class A common stock were initially available for issuance under awards granted pursuant to the 2014 Plan. The 2014 Plan also contains an evergreen provision whereby the shares available for future grant are increased on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024. As of January 1, 2018, 8,016,850 shares of Class A common stock were available for future grant under the 2014 Plan. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 and 2014 Plans are available for future grant under the 2014 Plan.
The Company adopted ASU 2016-09 as of January 1, 2017. For additional information, refer to Note 2, Summary of Significant Accounting Policies.
The following table presents activity relating to stock options for the year ended December 31, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2016	209,759	$2.98	4.5
Options exercised	(82,776)	$2.92
Options forfeited/canceled	(600)	$2.89
Outstanding and exercisable at December 31, 2017	126,383	$3.02	3.5
Intrinsic value of stock options exercised was $4.8 million and $2.5 million for the years ended December 31, 2017 and 2016, respectively. Aggregate intrinsic value of stock options outstanding and currently exercisable is $9.8 million as of December 31, 2017. All stock options were fully vested at December 31, 2017.
The following table presents activity relating to restricted common stock for the year ended December 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	60,000	$44.34
Restricted stock vested	(20,000)	$44.34
Unvested and expected to vest in the future as of December 31, 2017	40,000	$44.34
The intrinsic value of restricted common stock vested and repurchased was $1.6 million and less than $0.1 million for the years ended December 31, 2017 and 2016, respectively. Aggregate intrinsic value of restricted common stock unvested is $3.2 million as of December 31, 2017. Unrecognized equity based compensation expense related to restricted common stock expected to vest over time is $2.8 million with a weighted average remaining vesting term of 1.5 years as of December 31, 2017.
The following table presents activity relating to RSUs for the year ended December 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	6,986,776	$34.21
RSUs granted	3,521,415	$57.37
RSUs vested	(2,304,044)	$32.47
RSUs forfeited/canceled	(1,350,541)	$37.84
Outstanding and expected to vest as of December 31, 2017	6,853,606	$46.28

Notes to Consolidated Financial Statements (Continued)

The intrinsic value of RSUs vested was $137.2 million and $76.1 million for the years ended December 31, 2017 and 2016, respectively. Aggregate intrinsic value of RSUs unvested is $550.1 million as of December 31, 2017. Unrecognized equity based compensation expense related to RSUs expected to vest over time is $281.3 million with a weighted average remaining vesting term of 1.7 years as of December 31, 2017.
10. Stockholders' Equity (Deficit)
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of December 31, 2017, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 57,398,983 and 49,945,202 shares of Class A common stock and 30,809,627 and 35,885,692 shares of Class B common stock were outstanding as of December 31, 2017 and 2016, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the Company's initial public offering through December 31, 2017, 48,161,343 shares of Class B common stock were converted to Class A common stock.
11. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.
The Company's operating and reportable segments are U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as loss before depreciation and amortization, equity-based compensation and related taxes, interest and other income and expense, provision for income taxes, and non-recurring items. These charges are excluded from evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.
The Company allocates certain operating expenses to the operating and reportable segments, including "Customer service and merchant fees" and "Selling, operations, technology, general and administrative" based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including "Depreciation and amortization, "Equity based compensation and related taxes," "Interest (expense) income, net," "Other income, net," and "Provision for income taxes." There are no revenue transactions between the Company's reportable segments.
U.S.
The U.S. segment primarily consists of amounts earned through product sales through the Company's five distinct sites in the U.S. and through websites operated by third parties in the U.S.
International
The International segment primarily consists of amounts earned through product sales through the Company's international sites.

Notes to Consolidated Financial Statements (Continued)

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
The following tables present Direct Retail and Other net revenues and Adjusted EBITDA attributable to the Company’s reportable segments for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. Direct Retail	$4,075,405	$2,993,365	$1,945,411
U.S. Other	77,652	117,132	190,081
U.S. segment net revenue	4,153,057	3,110,497	2,135,492
International Direct Retail	567,838	265,544	94,827
International Other	—	4,319	19,566
International segment net revenue (1)	567,838	269,863	114,393
Total	$4,720,895	$3,380,360	$2,249,885
(1)In the year ended December 31, 2015, International segment net revenue included $5.4 million from our Australian business, which we sold in July 2015.

	Year Ended December 31,
	2017	2016	2015
Adjusted EBITDA:
U.S.	$35,888	$176	$30,985
International	(102,921)	(88,868)	(46,914)
Total reportable segments Adjusted EBITDA	(67,033)	(88,692)	(15,929)
Less: reconciling items (1)	(177,581)	(105,683)	(61,514)
Net loss	$(244,614)	$(194,375)	$(77,443)
(1)Adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss including the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Depreciation and amortization (1)	$87,020	$55,572	$32,446
Equity based compensation and related taxes	72,626	51,953	32,975
Interest (income), net	9,433	(694)	(1,284)
Other (income) expense, net	(758)	(1,756)	(2,718)
Provision for income taxes	486	608	95
Other (1)	8,774	—	—
Total reconciling items	$177,581	$105,683	$61,514
(1) The Company recorded $9.6 million of one-time charges in the year ended December 31, 2017 in "Selling, operations, technology, general and administrative" in the consolidated statements of operations related to a warehouse the Company vacated in July 2017. Of the $9.6 million charges, $8.8 million was included in "Other" and related primarily to the excess of the Company's estimated future remaining lease commitments through 2023 over its expected sublease income over the same period, and $0.8 million was included in "Depreciation and amortization" related to accelerated depreciation of leasehold improvements in the warehouse.

Notes to Consolidated Financial Statements (Continued)

The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through websites operated by third parties and fees from third-party advertising distribution providers (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net revenue
Direct Retail	$4,643,243	$3,258,909	$2,040,238
Other	77,652	121,451	209,647
Net revenue	$4,720,895	$3,380,360	$2,249,885
The following table presents long-lived assets by segment (in thousands):

	Year Ended December 31,
	2017	2016
Geographic long-lived assets:
U.S.	$353,414	$233,099
International	7,727	6,255
Total	$361,141	$239,354
12. Income Taxes
Income tax expense (benefit) from continuing operations for the years ended December 31, 2017, 2016 and 2015 is presented below (in thousands):

Year ended December 31, 2017	Current	Deferred	Total
Federal	$—	$(31)	$(31)
State	540	8	548
Foreign	942	(973)	(31)
	$1,482	$(996)	$486

Year ended December 31, 2016	Current	Deferred	Total
Federal	$—	$32	$32
State	329	5	334
Foreign	285	(43)	242
	$614	$(6)	$608

Year ended December 31, 2015	Current	Deferred	Total
Federal	$—	$54	$54
State	(202)	7	(195)
Foreign	331	(95)	236
	129	(34)	95

Notes to Consolidated Financial Statements (Continued)

The actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed at the U.S. Federal statutory tax rate of 35% due to the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax expense (benefit) at federal statutory rate	$(85,445)	$(67,819)	$(27,072)

State income tax expense, net of federal benefit	(11,432)	(5,225)	(1,424)
Foreign tax rate differential	23,179	17,109	9,278
Non-deductible equity based compensation expense	1,080	2,321	1,415
Windfall benefits from equity based compensation	(24,168)	—	—
Change in valuation allowance	24,209	53,467	12,394
Impact of sale of Australian subsidiary	—	—	4,248
Change in tax rate	71,919	—	—
Other	1,144	755	1,256
Net income tax expense	$486	$608	$95
We recorded an income tax expense of $0.5 million, representing an effective tax rate of zero. The effective tax rate differs from the U.S. statutory rate of 35% primarily as a result of the losses generated in the U.S. and certain foreign subsidiaries that have a valuation allowance and therefore cannot be benefited, as well as excess tax deductions related to equity-based compensation and the effects of U.S. Tax Reform.
The components of income before income tax expense (benefit) determined by tax jurisdiction, are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$(143,800)	$(118,851)	$(38,963)
Foreign	(100,328)	(74,916)	(38,385)
Total	$(244,128)	$(193,767)	$(77,348)

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows (in thousands):

	December 31
	2017	2016
Deferred tax assets:
Accounts receivable	$1,814	$1,153
Inventories	391	543
Operating loss carry-forwards	146,666	71,558
Equity based compensation expense	9,087	10,940
Intangibles	13,862	22,466
Accrued payroll	8,582	9,379
Accrued expenses and reserves	10,933	2,840
Charitable contributions	284	331
Deferred rent	48,936	51,355
Gross deferred tax assets	240,555	170,565
Less: Valuation allowance	(178,488)	(123,293)
Net deferred tax assets	62,067	47,272
Deferred tax liabilities:
Prepaid expenses	(1,825)	(1,428)
Capitalized technology	(11,339)	(11,151)
Property and equipment	(34,986)	(34,420)
Goodwill	(110)	(133)
Convertible debt	(12,580)	—
Other	(12)	(166)
Total deferred tax liabilities	(60,852)	(47,298)
Net deferred tax assets (liabilities)	1,215	(26)
Non-current net deferred tax assets (liabilities)	$1,215	$(26)
The valuation allowance increased by $55.2 million during 2017. The increase in valuation allowance is the result of establishing a valuation allowance against the current year operating losses of our U.S. and Irish entities, the adoption of ASU 2016-09 which resulted in an increase to the net operating loss and stock compensation deferred tax assets above, partially offset by a decrease in valuation allowance as a result of the U.S. federal tax rate reduction enacted during the fourth quarter of 2017 and a reduction in valuation allowance associated with the net deferred tax liability recorded related to the Company’s convertible debt issuance.
In determining the need for a valuation allowance, the Company has given consideration to the cumulative book income and loss positions of each of its entities as well as its worldwide cumulative loss position. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. At December 31, 2017, we maintain a full valuation allowance against the net deferred tax assets of our U.S. and Irish entities. We believe we are able to support the deferred tax assets recognized as of the end of the year in other foreign jurisdictions based on all of the available evidence.
As of December 31, 2017, the Company had federal net operating loss carryforwards available to offset future federal taxable income of $420.5 million.
In addition, the Company had state net operating loss carryforwards available in the amount of $397.2 million which are available to offset future state taxable income.

Notes to Consolidated Financial Statements (Continued)

The federal net operating loss carryforwards begin to expire in the year ending December 31, 2034. The state net operating loss carryforwards begin to expire in the year ending December 31, 2022.
The Company's ability to utilize these federal and state net operating loss carry-forwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.
The Company also had foreign net operating loss carry-forwards available to offset future foreign income of $270.3 million. The foreign net operating loss carryforwards do not expire.

As of January 1, 2017 the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). In accordance with ASU 2016-09, previously unrecognized excess tax benefits are recognized on a modified retrospective basis. On January 1, 2017, the Company recorded a $44.1 million deferred tax asset related to unrecognized excess tax benefits with an offsetting adjustment to valuation allowance. In addition, the Company recorded a $3.3 million increase to its equity based compensation deferred tax asset with an offsetting adjustment to valuation allowance as a result in the impact of accounting for forfeitures as incurred.
As of December 31, 2017, the Company has not provided for U.S. deferred income taxes on undistributed earnings of its foreign subsidiaries of approximately $3.3 million since these earnings are deemed to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to income taxes as well as withholding taxes. The amount of taxes attributable to the undistributed earnings is not practicably determinable.
The Company establishes reserves for uncertain tax positions based on management's assessment of exposures associated with tax positions taken on tax return filings. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. Reserves for uncertain tax positions as of December 31, 2017 and 2016 are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against our net deferred tax assets.
The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties and interest during 2017, 2016, and 2015, respectively, because it believes that such additional interest and penalties would be immaterial.
The Company's tax jurisdictions include the U.S., the UK, Germany, Ireland, Canada and the British Virgin Islands. The statute of limitations with respect to the Company's U.S. federal income taxes has expired for years prior to 2014. The relevant state statutes vary. The statute of limitations with respect to the Company's foreign income taxes varies, but has expired for years prior to 2012. However, preceding years remain open to examination by U.S. federal and state and foreign taxing authorities to the extent of future utilization of net operating losses generated in each preceding year.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative deferred foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued which directs taxpayers to consider the impact of the Act as "provisional" when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. As of December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the Act, however, as described below, the Company made provisional estimates of the effects of the Act on its existing deferred tax balances and the one-time transition tax. The Act did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2017 as a result of the valuation allowance maintained against the Company’s U.S. deferred tax assets. However, the Company’s provisional estimate associated with the reduction in the U.S. federal corporate tax rate from 35% to 21% impacted the change in valuation allowance and change in tax rate component of the Company’s effective tax rate reconciliation as well as its ending deferred tax assets, deferred tax liabilities and valuation allowance in the deferred tax footnote disclosure. The Company has an accumulated deficit from its foreign operations and does not have a transition tax associated with deferred foreign earnings related to the Act. The ultimate impact of the Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. The Company’s accounting treatment is expected to be complete in the fourth quarter of 2018.

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
The Citibank credit agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Citibank credit agreement requires the Company to maintain certain financial ratios. As of December 31, 2017, the Company was in compliance with its covenants under the Revolver.
The Company previously had a credit agreement with Bank of America, which was replaced by the Citibank credit agreement on February 22, 2017. The Bank of America credit agreement provided the Company with a $20 million revolving line of credit to support direct borrowings and letters of credit, provided that a maximum of $5 million could be applied to direct borrowings under the revolving line of credit, plus an additional $45 million credit card program (which the Company continued to utilize on a transitional basis until September 30, 2017), for a maximum aggregate commitment of $65 million. Subject to the terms and conditions of the Bank of America credit agreement, advances under the line of credit, if any, would bear interest at the LIBOR rate, plus 1.75%. The Bank of America credit agreement also required the Company to maintain certain covenants, including debt service coverage, tangible net worth and unencumbered liquid assets.
The Company did not borrow any amounts under the Revolver or the Bank of America credit agreement during the years ended December 31, 2017 and 2016.
14. Convertible Debt
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

Notes to Consolidated Financial Statements (Continued)

interest. The Company will settle any conversions of the Notes in cash, shares of the Company’s Class A common stock or a combination thereof, with the form of consideration determined at the Company’s election.
The Notes will mature on September 1, 2022, unless earlier purchased, redeemed or converted. Prior to June 1, 2022, holders may convert all or a portion of their Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2017 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) with respect to any Notes called for redemption by the Company, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On and after June 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.
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
Holders of Notes who convert their Notes in connection with a notice of a redemption or a make-whole fundamental change (each as defined in the Indenture) may be entitled to a premium in the form of an increase in the conversion rate of the Notes.
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated and condensed balance sheet and amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes of approximately $95.8 million is included in additional paid-in capital in the consolidated and condensed balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Notes using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the consolidated and condensed balance sheet and amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.
Interest expense related to the Notes for the year ended December 31, 2017 was $5.8 million, which is also comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest.

Notes to Consolidated Financial Statements (Continued)

The estimated fair value of the Notes was $452.5 million as of December 31, 2017. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3, Marketable Securities and Fair Value Measurements.
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
15. Net Loss per Share
Basic and diluted net loss per share is presented using the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. For more information on the rights of Class A and Class B common stockholders, see Note 10, Stockholders' Equity (Deficit).
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(244,614)	$(194,375)	$(77,443)
Weighted average common shares used for basic and diluted net loss per share computation	86,983	84,977	83,726
Net loss per common share:
Basic and Diluted	$(2.81)	$(2.29)	$(0.92)
Dilutive common stock equivalents, representing potentially dilutive common stock options, restricted stock and restricted stock units, of 7.0 million, 7.3 million, and 5.9 million for 2017, 2016, and 2015, respectively, were excluded from diluted earnings per share calculations for these periods because of their anti-dilutive effect. Furthermore, the shares of Class A common

Notes to Consolidated Financial Statements (Continued)

stock that would be issuable if the Company elects to settle the Notes in shares were excluded from the diluted earnings per share calculation (using the if-converted method) for the year ended December 31, 2017 because their effect would have been anti-dilutive.
The Company may settle the conversions of the Notes in cash, shares of the Company's Class A common stock or any combination thereof at its election. The number of shares of the Company's Class A common stock issuable at the conversion price of $104.06 per share is expected to be 4.1 million shares, however the Capped Call Transactions are expected generally to reduce the potential dilution of the Company's Class A common stock upon any conversion of Notes and/or offset the cash payments the Company is required to make in excess of the principal amount of the Notes. Under the Capped Call Transactions, the number of shares of Class A common stock issuable at the conversion price of $154.16 is expected to be 2.8 million shares. For more information on the Notes and the Capped Call Transactions, see Note 14, Convertible Debt.
16. Subsequent Events
Stock Repurchase Program
On February 22, 2018, the Company announced that the Board authorized the repurchase of up to $200 million of the Company’s Class A common stock. This repurchase program has no expiration but may be suspended or terminated by the Board at any time.  Under the repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of its Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan.
The actual timing, number and value of shares repurchased will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, the Company’s capital needs and whether there is a better alternative use of capital. The Company has no obligation to repurchase any amount of its Class A common stock under the program.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2017. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2017, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included immediately following Item 9A. Controls and Procedures, in this Annual Report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wayfair Inc.
Opinion on Internal Control over Financial Reporting
We have audited Wayfair Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wayfair Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 26, 2018

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
The other information required by this item is incorporated by reference from our proxy statement for our 2018 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2017.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our proxy statement for our 2018 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our proxy statement for our 2018 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our proxy statement for our 2018 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2017.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our proxy statement for our 2018 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2017.
PART IV

ITEM 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:
The financial statements are filed as part of this Annual Report on Form 10-K under "Item 8. Financial Statements and Supplementary Data."

(2)	Financial Statement Schedules:
The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under "Item 8. Financial Statements and Supplementary Data."

(3)	Exhibits:
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
Chief Executive Officer and President
Date: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NIRAJ SHAH	Chief Executive Officer and President, Co-Founder and Director (Principal Executive Officer)	February 26, 2018
Niraj Shah

/s/ MICHAEL FLEISHER	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2018
Michael Fleisher

/s/ STEVEN CONINE	Co-Founder and Director	February 26, 2018
Steven Conine

/s/ JULIE BRADLEY	Director	February 26, 2018
Julie Bradley

/s/ ROBERT GAMGORT	Director	February 26, 2018
Robert Gamgort

/s/ MICHAEL KUMIN	Director	February 26, 2018
Michael Kumin

/s/ IAN LANE	Director	February 26, 2018
Ian Lane

/s/ JAMES MILLER	Director	February 26, 2018
James Miller

/s/ JEFFREY NAYLOR	Director	February 26, 2018
Jeffrey Naylor

/s/ ROMERO RODRIGUES	Director	February 26, 2018
Romero Rodrigues

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
3.1	Restated Certificate of Incorporation of the Company		8-K	001-36666	10/8/2014	3.1
3.2	Amended and Restated Bylaws of the Company		8-K	001-36666	10/8/2014	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock of the Company		S-1	333-198171	9/19/2014	4.1
4.2	Indenture, dated as of September 15, 2017, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	9/15/2017	4.1
10.1+	Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.1
10.2+	Form of Deferred Unit Agreement under the Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.2
10.3+	2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.3
10.4+	Form of Option Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.4
10.5+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.5
10.6+	Form of Restricted Stock Agreement under the 2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.6
10.7	Investors' Rights Agreement, dated August 15, 2014, by and among the Company and the other parties thereto		10-K	001-36666	3/19/2015	10.7
10.8+	Form of Indemnification and Advancement Agreement for Directors and Executive Officers		8-K	001-36666	1/8/2018	10.1
10.9	Office Lease dated April 18, 2013 between Copley Place Associates, LLC and the Company, as amended by the First Amendment to Lease dated February 11, 2014, as further amended by the Second Amendment to Lease dated October 24, 2014, as further amended by the Third Amendment to Lease dated October 8, 2015, and as further amended by the Fourth Amendment to Lease dated February 3, 2016 (as amended to date, the "Copley Lease")		10-K	001-36666	2/29/2016	10.9
10.10	Fifth Amendment to Copley Lease, dated as of July 29, 2016, by and between Copley Place Associates, LLC and Wayfair LLC		10-Q	001-36666	11/8/2016	10.2
10.11	Elevator Side Letter to Copley Lease, dated as of July 28, 2016, by and between Copley Place Associates, LLC and Wayfair LLC		10-Q	001-36666	11/8/2016	10.3
10.12	Sixth Amendment to Copley Lease, dated as of February 22, 2017, by and between Copley Place Associates, LLC and Wayfair LLC		10-Q	001-36666	5/9/2017	10.2
10.13	Seventh Amendment to Copley Lease, dated as of August 14, 2017, by and between Copley Place Associates, LLC and Wayfair LLC		10-Q	001-36666	11/2/2017	10.9

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.14	Eighth Amendment to Copley Lease, dated as of November 14, 2017, by and between Copley Place Associates, LLC and Wayfair LLC	X
10.15+	Wayfair International Assignment Agreement dated April 1, 2015 between the Company and John Mulliken		10-Q	001-36666	5/14/2015	10.1
10.16+	Form of Amended and Restated Letter Agreement dated May 6, 2014 between the Company and each of Niraj Shah and Steven Conine		S-1	333-198171	8/15/2014	10.11
10.17+	Letter Agreement dated October 2, 2013 between the Company and Michael Fleisher, as amended May 5, 2014		S-1	333-198171	8/15/2014	10.12
10.18	Loan Agreement dated October 29, 2012 between Bank of America, N.A. and the Company, as amended by amendments dated October 29, 2013, June 6, 2014 and July 31, 2015 (as amended to date, the "Bank of America Loan Agreement")		10-K	001-36666	2/29/2016	10.13
10.19	Amendment No. 4 to the Bank of America Loan Agreement, dated as of July 31, 2016, by and between Bank of America, N.A. and Wayfair LLC		8-K	001-36666	8/4/2016	10.1
10.20	Credit Agreement dated February 22, 2017 among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer		10-K	001-36666	2/28/2017	10.18
10.21	Amendment No. 1 to the Credit Agreement dated February 22, 2017 among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer dated September 11, 2017		8-K	001-36666	9/12/2017	10.1
10.22	Purchase Agreement, dated September 11, 2017, by and among Wayfair Inc. and Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as representatives of the several Initial Purchasers		8-K	001-36666	9/15/2017	10.1
10.23	Letter Agreement, dated September 11, 2017, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction		8-K	001-36666	9/15/2017	10.2
10.24	Letter Agreement, dated September 11, 2017, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction		8-K	001-36666	9/15/2017	10.3
10.25	Letter Agreement, dated September 11, 2017, between Bank of America, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction		8-K	001-36666	9/15/2017	10.4
10.26	Letter Agreement, dated September 14, 2017, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	9/15/2017	10.5

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.27	Letter Agreement, dated September 14, 2017, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	9/15/2017	10.6
10.28	Letter Agreement, dated September 14, 2017, between Bank of America, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	9/15/2017	10.7
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

+ Indicates a management contract or compensatory plan
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.