Form 10-Q
period 2018-03-31
Wayfair Inc.
filed 2018-05-02
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at April 25, 2018
Class A Common Stock, $0.001 par value per share	58,485,849
Class B Common Stock, $0.001 par value per share	30,579,626

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2018

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

A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results include the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We qualify all of our forward-looking statements by these cautionary statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$522,026	$558,960
Short-term investments	60,032	61,032
Accounts receivable, net of allowance of $6,539 and $7,000 at March 31, 2018 and December 31, 2017, respectively	31,977	37,948
Inventories	34,550	28,042
Prepaid expenses and other current assets	148,295	130,838
Total current assets	796,880	816,820
Property and equipment, net	404,309	361,141
Goodwill and intangible assets, net	3,218	3,105
Long-term investments	10,962	21,561
Other noncurrent assets	11,077	10,776
Total assets	$1,226,446	$1,213,403
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$485,631	$440,366
Accrued expenses	114,517	120,247
Deferred revenue	110,074	94,116
Other current liabilities	89,430	85,026
Total current liabilities	799,652	739,755
Lease financing obligation, net of current portion	82,580	82,580
Long-term debt	337,186	332,905
Other liabilities	134,232	106,492
Total liabilities	1,353,650	1,261,732
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at March 31, 2018 and December 31, 2017	—	—
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 58,274,357 and 57,398,983 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	58	57
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 30,579,183 and 30,809,627 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	31	31
Additional paid-in capital	562,349	537,212
Accumulated deficit	(686,384)	(583,266)
Accumulated other comprehensive (loss)	(3,258)	(2,363)
Total stockholders’ equity	(127,204)	(48,329)
Total liabilities and stockholders’ equity	$1,226,446	$1,213,403

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2018	2017
Net revenue	$1,404,269	$960,825
Cost of goods sold	1,080,445	723,942
Gross profit	323,824	236,883
Operating expenses:
Customer service and merchant fees	53,884	35,058
Advertising	161,646	118,265
Selling, operations, technology, general and administrative	211,363	139,766
Total operating expenses	426,893	293,089
Loss from operations	(103,069)	(56,206)
Interest expense, net	(5,407)	(299)
Other income, net	941	176
Loss before income taxes	(107,535)	(56,329)
Provision for income taxes	240	210
Net loss	$(107,775)	$(56,539)
Net loss per share, basic and diluted	$(1.22)	$(0.66)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	88,467	86,036

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Net loss	$(107,775)	$(56,539)
Other comprehensive loss:
Foreign currency translation adjustments	(760)	(281)
Net unrealized (loss) gain on available-for-sale investments	(135)	23
Comprehensive loss	$(108,670)	$(56,797)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(107,775)	$(56,539)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	25,962	20,352
Equity based compensation	24,400	13,629
Amortization of discount and issuance costs on convertible notes	4,281	—
Other non-cash adjustments	111	(246)
Changes in operating assets and liabilities:
Accounts receivable	6,010	(2,651)
Inventories	(6,491)	4,094
Prepaid expenses and other current assets	(17,218)	(28,200)
Accounts payable and accrued expenses	34,058	(22,412)
Deferred revenue and other liabilities	23,821	25,930
Other assets	(236)	(55)
Net cash used in operating activities	(13,077)	(46,098)

Cash flows from investing activities
Purchase of short-term and long-term investments	—	(16,225)
Sale and maturities of short-term investments	11,390	18,275
Purchase of property and equipment	(21,363)	(11,952)
Site and software development costs	(13,154)	(10,920)
Other investing activities	(267)	—
Net cash used in investing activities	(23,394)	(20,822)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(391)	(592)
Net proceeds from exercise of stock options	29	54
Net cash used in financing activities	(362)	(538)
Effect of exchange rate changes on cash and cash equivalents	(101)	26
Net decrease in cash and cash equivalents	(36,934)	(67,432)

Cash and cash equivalents
Beginning of period	558,960	279,840
End of period	$522,026	$212,408

Supplemental Cash Flow Information
Cash paid for interest on long-term debt	$746	$—
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$4,727	$11,524
Construction costs capitalized under finance lease obligation and other leases	$28,323	$8,389

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
The consolidated and condensed balance sheet data as of December 31, 2017 was derived from audited financial statements. The accompanying consolidated and condensed balance sheet as of March 31, 2018, the consolidated and condensed statements of operations, consolidated and condensed statements of comprehensive loss, and consolidated and condensed statements of cash flows for the periods ended March 31, 2018 and 2017 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2018 and statements of operations, comprehensive loss, and cash flows for the periods ended March 31, 2018 and 2017. The financial data and the other information disclosed in these notes to the consolidated and condensed financial statements related to these periods are unaudited.
The consolidated and condensed statements of operations, comprehensive loss, and cash flows for the period ended March 31, 2018 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2018, or for any other period.
2. Summary of Significant Accounting Policies
The Company has identified the significant accounting policies that are critical to understanding its business and results of operations.
Revenue Recognition
The Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") as of January 1, 2018. The Company primarily generates net revenue through product sales on its five distinct sites ("Direct Retail" net revenue) and through (i) product sales on websites operated by third parties and (ii) fees earned for media solutions (collectively, "Other" net revenue).
The Company recognizes net revenue on product sales through the Company's five distinct sites and third party operated websites using the gross method when the Company has concluded it controls the product before it is transferred to the customer. The Company controls products when it is the entity responsible for fulfilling the promise to the customer and takes responsibility for the acceptability of the goods, assumes inventory risk from shipment through the delivery date, has discretion in establishing prices, and selects the suppliers of products sold. The Company recognizes net revenue from sales of its products upon delivery to the customer. As the Company ships a large volume of packages through multiple carriers, actual delivery dates may not always be available and as such the Company estimates delivery dates based on historical data.
Net revenue from product sales includes shipping costs charged to the customer and is recorded net of taxes collected from customers, which are remitted to governmental authorities. Cash discounts and rebates earned by customers at the time of purchase are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on prior returns history, recent trends, and projections for returns on sales in the current period.
The Company also earns revenue through third-party advertisers that pay based on the number of advertisement related clicks, actions, or impressions for advertisements placed on the Company's sites. Revenue earned under these arrangements is included in net revenue and is recognized in the period in which the click, action, or impression occurs.
Net revenue from contracts with customers is disaggregated by Direct Retail and Other net revenue and by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 8, Segment and Geographic Information, for additional detail.

The Company has three types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are included in "Deferred revenue," and are recognized as net revenue when the products are delivered, (ii) unredeemed gift cards and site credits, which are included in "Deferred revenue." Certain gift cards and site credits are not expected to be redeemed, also known as breakage, and are recognized as net revenue over the expected redemption period of twenty-four months from the date of issuance, subject to requirements to remit balances to governmental agencies, and (iii) membership rewards redeemable for future purchases, which are earned by customers on purchases made with the Company's Wayfair branded, private label credit card, and are included in "Other current liabilities," and are recognized as net revenue when redeemed.
Contractual liabilities included in "Deferred revenue" and "Other current liabilities" in the consolidated and condensed balance sheets were $110.1 million and $2.6 million at March 31, 2018 and $94.1 million and $2.6 million at December 31, 2017, respectively. During the three months ended March 31, 2018, the Company recognized $71.7 million and $1.1 million of net revenue included in "Deferred revenue" and "Other current liabilities," respectively, at December 31, 2017.
The Company adopted ASU 2014-09 using a modified retrospective approach and recognized a $4.7 million cumulative-effect adjustment to reduce "Accumulated deficit" as of January 1, 2018. The cumulative-effect adjustment to "Accumulated deficit" was due to breakage of gift cards and site credits, to the extent there is no requirement for remitting balances to governmental agencies. Prior period balances were not retrospectively adjusted.
The Company believes that other than the implementation of ASU 2014-09, there have been no significant changes during the three months ended March 31, 2018 to the items disclosed in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of March 31, 2018 and December 31, 2017, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $71.0 million and $82.6 million, respectively. The Company periodically reviews its available-for-sale securities for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period, and its intent to sell. As of March 31, 2018, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. During the three months ended March 31, 2018 and 2017, the Company did not recognize any other-than-temporary impairment losses. The maturities of the Company’s long-term marketable securities generally range from one to three years. The cost basis of a marketable security sold is determined by the Company using the specific identification method. During the three months ended March 31, 2018 and 2017, the Company did not have any realized gains or losses.
 The following tables present details of the Company’s marketable securities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$60,236	$—	$(204)	$60,032
Long-term:
Investment securities	11,124	—	(162)	10,962
Total	$71,360	$—	$(366)	$70,994

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$61,129	$—	$(97)	$61,032
Long-term:
Investment securities	21,695	—	(134)	21,561
Total	$82,824	$—	$(231)	$82,593
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
The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 based on the three-tier value hierarchy (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other funds	$415,185	$—	$—	$415,185
Short-term investments:
Investment securities	—	60,032	—	60,032
Other non-current assets
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	10,962	—	10,962
Total	$420,185	$70,994	$—	$491,179

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$488,029	$—	$—	$488,029
Short-term investments:
Investment securities	—	61,032	—	61,032
Other non-current assets
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	21,561	—	21,561
Total	$493,029	$82,593	$—	$575,622
4. Intangible Assets and Goodwill
The following table summarizes intangible assets as of March 31, 2018 and December 31, 2017 (in thousands):

	Weighted - Average Amortization Period (Years)	March 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,773)	$127
Technology	3	1,678	(773)	905
Customer relationships	5	1,300	(1,213)	87
Total		$4,878	$(3,759)	$1,119

	Weighted - Average Amortization Period (Years)	December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,678)	$222
Technology	3	1,453	(646)	807
Customer relationships	5	1,300	(1,148)	152
Total		$4,653	$(3,472)	$1,181
Amortization expense related to intangible assets was $0.3 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.
Goodwill was $2.1 million and $1.9 million as of March 31, 2018 and December 31, 2017, respectively.

5. Property and Equipment, net
The following table summarizes property and equipment, net as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Furniture and computer equipment	$232,712	$213,790
Site and software development costs	129,892	118,356
Leasehold improvements	85,458	82,614
Construction in progress	79,711	46,826
Buildings (leased - Note 6)	83,681	83,681
	611,454	545,267
Less accumulated depreciation and amortization	(207,145)	(184,126)
Property and equipment, net	$404,309	$361,141
Property and equipment depreciation and amortization expense was $25.7 million and $20.1 million for the three months ended March 31, 2018 and 2017, respectively.
6. Commitments and Contingencies
Leases
The Company leases office and warehouse spaces under non-cancelable leases. These leases expire at various dates through 2029 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Rent expense under operating leases was $13.6 million and $11.6 million in the three months ended March 31, 2018 and 2017. The Company has issued letters of credit for approximately $15.2 million as security for these lease agreements as of March 31, 2018 and December 31, 2017.
As of December 31, 2017, the future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year totaled $783.7 million. Subsequent to December 31, 2017, the Company entered into additional non-cancelable leases in the United States ("U.S.") with initial or remaining terms in excess of one year with total future minimum lease commitments of $5.0 million. Future lease payments have not been reduced by minimum sublease rentals of $6.5 million due to the Company in the future under non-cancelable subleases through 2020.
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
The construction of one warehouse lease arrangement was completed during the three months ended June 30, 2016, and because the Company concluded it had a letter of credit of $1.2 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. The construction of a second warehouse lease arrangement was completed in the three months ended March 31, 2017, and because the Company concluded it had a letter of credit of $0.8 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. The construction of a third warehouse lease arrangement was completed in the three months ended June 30, 2017, and because the Company concluded it had a letter of credit of $1.0 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. Accordingly, these leases were accounted for as financing obligations and $28.9 million, $12.6 million, and $41.2 million was recorded in "Lease financing obligation, net of current portion" and "Property and equipment, net" in the Company’s unaudited consolidated and condensed balance sheets as of June 30, 2016, March 31, 2017, and June 30, 2017, respectively. The monthly rent payments made to the lessor under the lease agreement are recorded in the Company’s financial statements as land lease expense and principal and interest on the financing obligation. Interest expense on the lease financing obligation reflects the portion of the Company's monthly lease payments that is allocated to interest expense. For the three months ended March 31, 2018, land lease expense was $0.2 million and interest expense on lease financing obligations was $2.0 million. As of March 31, 2018, future minimum commitments related to the financing obligations were $8.6 million and $38.8 million for principal and interest, respectively, through March 31, 2023.
 Collection of Sales or Other Similar Taxes
The Company does not collect and remit sales and use, commercial activity, VAT or similar taxes in all jurisdictions in which it has sales, based on the Company's belief that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company is required to collect and remit such taxes there. The aggregate assessments at March 31, 2018 were not material. Other states, including South Dakota in a legal proceeding currently before the U.S. Supreme Court in which the Company is a defendant (South Dakota v. Wayfair Inc., 17-494), have requested that courts validate new laws that reverse existing constitutional precedent. The Company does not believe that it is subject to such taxes, and intends to vigorously defend its position. Pursuant to the South Dakota statute, the Company would not be required to withhold and remit sales tax until there was a verdict in favor of South Dakota which was then upheld by U.S. Supreme Court. The statute also would not require the Company to pay sales tax retroactively if the Company were to lose. At this time, the Company believes any losses that may arise from these assessments and claims would be immaterial; however, no assurance can be given as to the outcomes and the Company could be subject to significant additional tax liabilities.
Legal Matters
On January 12, 2018, the U.S. Supreme Court granted certiorari in South Dakota v. Wayfair Inc., 17-494. Oral arguments were held on April 17, 2018. The Court is expected to render a decision in the second or third quarter of 2018. See Collection of Sales or Other Similar Taxes above.
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

The following table presents activity relating to stock options for the three months ended March 31, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	126,383	$3.02	3.5
Options exercised	(10,046)	$2.92
Outstanding and exercisable at March 31, 2018	116,337	$3.03	3.2
Intrinsic value of stock options exercised was $0.9 million for the three months ended March 31, 2018. Aggregate intrinsic value of stock options outstanding and currently exercisable is $7.5 million. All stock options were fully vested at March 31, 2018.
The following table presents activity relating to restricted common stock for the three months ended March 31, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	40,000	$44.34
Unvested and expected to vest in the future as of March 31, 2018	40,000	$44.34
Aggregate intrinsic value of unvested restricted common stock is $2.7 million as of March 31, 2018. Unrecognized equity based compensation expense related to unvested restricted common stock is $2.2 million with a weighted average remaining vesting term of 1.3 years as of March 31, 2018.
The following table presents activity relating to RSUs for the three months ended March 31, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2017	6,853,606	$46.28
RSUs granted	1,860,035	$82.63
RSUs vested	(662,464)	$37.53
RSUs forfeited/canceled	(271,361)	$43.48
Outstanding and expected to vest in the future as of March 31, 2018	7,779,816	$53.30

The intrinsic value of RSUs vested was $55.6 million for the three months ended March 31, 2018. Aggregate intrinsic value of RSUs unvested is $525.4 million as of March 31, 2018. Unrecognized equity based compensation expense related to outstanding RSUs is $401.3 million with a weighted average remaining vesting term of 1.8 years at March 31, 2018.
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
The Company allocates certain operating expenses to the operating and reportable segments, including "Customer service and merchant fees" and "Selling, operations, technology, general and administrative" based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including "Depreciation and amortization, "Equity based compensation and related taxes," "Interest expense, net," "Other (income), net," and "Provision for income taxes." There are no revenue transactions between the Company's reportable segments.
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
The following tables present Direct Retail and Other net revenues and Adjusted EBITDA attributable to the Company's reportable segments for the periods presented (in thousands):

	Three months ended March 31,
	2018	2017
U.S. Direct Retail	$1,186,205	$837,556
U.S. Other	15,379	20,473
U.S. segment net revenue	1,201,584	858,029
International Direct Retail	202,685	102,796
International segment net revenue	202,685	102,796
Total net revenue	$1,404,269	$960,825

	Three months ended March 31,
	2018	2017
Adjusted EBITDA:
U.S.	$(7,938)	$3,728
International	(42,022)	(24,624)
Total reportable segments Adjusted EBITDA	(49,960)	(20,896)
Less: reconciling items (1)	(57,815)	(35,643)
Net loss	$(107,775)	$(56,539)

(1) Adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss including the following (in thousands):

	Three months ended March 31,
	2018	2017
Depreciation and amortization	$25,962	$20,352
Equity based compensation and related taxes	27,147	14,958
Interest expense, net	5,407	299
Other (income), net	(941)	(176)
Provision for income taxes	240	210
Total reconciling items	$57,815	$35,643
The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through websites operated by third parties and fees from our media solutions business (in thousands):

	Three months ended March 31,
	2018	2017
Net revenue
Direct Retail	$1,388,890	$940,352
Other	15,379	20,473
Net revenue	$1,404,269	$960,825
The following table presents long-lived assets by segment (in thousands):

	March 31, 2018	December 31, 2017
Geographic long-lived assets
U.S.	$394,860	$353,414
International	9,449	7,727
Total	$404,309	$361,141
9. Income Taxes
Income tax expense was $0.2 million for the three months ended March 31, 2018 and 2017. The income tax expense recorded in the three months ended March 31, 2018 and 2017 is primarily related to income earned in certain foreign jurisdictions and U.S. state income taxes.
Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The Company has deferred tax assets related to its net operating loss carryforwards accumulated since the fourth quarter of 2014 and related to net operating loss carryforwards of certain of its foreign subsidiaries. A valuation allowance against net deferred tax assets is required if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company reassesses the valuation allowance on a quarterly basis and has provided a valuation allowance on substantially all of its worldwide net deferred tax assets.
The Company had no material unrecognized tax benefits as of March 31, 2018 and December 31, 2017. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

10. Stockholders’ Equity (Deficit)
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of March 31, 2018, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 58,274,357 and 57,398,983 shares of Class A common stock and 30,579,183 and 30,809,627 shares of Class B common stock were outstanding as of March 31, 2018 and December 31, 2017, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the Company's initial public offering through March 31, 2018, 48,404,211 shares of Class B common stock were converted to Class A common stock.
11. Credit Agreement
On February 22, 2017, the Company entered into a $40 million credit card program and a credit agreement consisting of a $100 million secured revolving credit facility (the "Revolver") with Citibank, N.A. ("Citibank"). The Citibank credit facility replaced the Company's existing credit facility with Bank of America, N.A., which was terminated on February 22, 2017 as described below. On September 11, 2017, the Citibank credit agreement was amended with a new letter of credit sublimit and to make clarifying edits to the mandatory prepayment provisions of the credit agreement. On April 12, 2018, the Citibank credit agreement was amended further, including, among other changes: (i) to increase the letter of credit sublimit to $65 million and (ii) to modify certain baskets in the exceptions to the negative covenants, including, without limitation, the restricted payments, investments and indebtedness covenants.
As amended, the Revolver has a $65 million letter of credit sublimit and a $10 million swing line sublimit, and a final maturity date of February 21, 2020. Wayfair LLC is the borrower (the "Borrower") under the Citibank credit agreement. Subject to certain conditions, the Borrower has the right to increase the Revolver by $25 million. Borrowings under the Revolver will bear interest through maturity at a variable rate based upon, at the Borrower’s option, either the Eurodollar rate or the base rate (which is the highest of (x) Citibank's prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate, and (z) 1.00% in excess of the one-month Eurodollar rate), plus, in each case an applicable margin. From closing until September 30, 2019, the applicable margin for Eurodollar rate loans is 1.75% per annum and the applicable margin for base rate loans is 0.75% per annum. After September 30, 2019, the applicable margin is subject to specified changes depending on the applicable consolidated leverage ratio. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the credit agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.
The Citibank credit agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Citibank credit agreement requires the Company to maintain certain financial ratios. As of March 31, 2018, the Company was in compliance with its covenants under the Revolver.
The Company did not borrow any amounts under the Revolver during the three months ended March 31, 2018 and the year ended December 31, 2017.

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
Holders of Notes who convert their Notes in connection with a notice of redemption or a make-whole fundamental change (each as defined in the Indenture) may be entitled to a premium in the form of an increase in the conversion rate of the Notes.
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
Interest expense related to the Notes for the three months ended March 31, 2018 was $5.0 million, which is also comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest.
The estimated fair value of the Notes was $409.5 million as of March 31, 2018. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3, Marketable Securities and Fair Value Measurements.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2018	2017
Net loss	$(107,775)	$(56,539)
Weighted average common shares used for basic and diluted net loss per share computation	88,467	86,036
Net loss per common share:
Basic and Diluted	$(1.22)	$(0.66)
Dilutive common stock equivalents, representing potentially dilutive common stock options, restricted stock and restricted stock units, of 7.9 million and 7.2 million for the three months ended March 31, 2018 and 2017, respectively, were excluded from diluted earnings per share calculations for these periods because of their anti-dilutive effect. Furthermore, the shares of Class A common stock that would be issuable if the Company elects to settle the Notes in shares were excluded from the diluted earnings per share calculation (using the if-converted method) for the three month period ended March 31, 2018 because their effect would have been anti-dilutive.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated and condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those included in the Special Note Regarding Forward Looking Statements and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Our operating and reportable segments are U.S. and International. The following table presents Direct Retail and Other net revenues attributable to the Company’s reportable segments for the periods presented (in thousands):

	Three months ended March 31,
	2018	2017
U.S. Direct Retail	$1,186,205	$837,556
U.S. Other	15,379	20,473
U.S. segment net revenue	1,201,584	858,029
International Direct Retail	202,685	102,796
International segment net revenue	202,685	102,796
Total net revenue	$1,404,269	$960,825
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

We use the following metrics to assess the near-term and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Three months ended March 31,
	2018	2017	% Change
Consolidated Financial Metrics
Net Revenue	$1,404,269	$960,825	46.2%
Adjusted EBITDA	$(49,960)	$(20,896)
Free cash flow	$(47,594)	$(68,970)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$1,388,890	$940,352	47.7%
Active Customers	11,795	8,855	33.2%
LTM Net Revenue per Active Customer	$432	$394	9.6%
Orders Delivered	5,888	4,213	39.8%
Average Order Value	$236	$223	5.8%

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

The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended March 31,
	2018	2017
Reconciliation of Adjusted EBITDA
Net loss	$(107,775)	$(56,539)
Depreciation and amortization	25,962	20,352
Equity based compensation and related taxes	27,147	14,958
Interest expense, net	5,407	299
Other (income), net	(941)	(176)
Provision for income taxes	240	210
Adjusted EBITDA	$(49,960)	$(20,896)
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
The following table presents a reconciliation of free cash flow to net cash used in operating activities for each of the periods indicated (in thousands):

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(13,077)	$(46,098)
Purchase of property and equipment	(21,363)	(11,952)
Site and software development costs	(13,154)	(10,920)
Free cash flow	$(47,594)	$(68,970)
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
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those set forth under Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Selling, Operations, Technology and General and Administrative
Selling, operations, technology, general and administrative expenses primarily include labor-related costs, including equity-based compensation, of our operations group, which includes our supply chain and logistics team, our technology team, which builds and supports our sites, category managers, buyers, site merchandisers, merchants, marketers and the team who executes our advertising strategy, and our corporate general and administrative team, which includes human resources, finance and accounting personnel. Also included are administrative and professional service fees including audit and legal fees, insurance and other corporate expenses, including depreciation and rent. We expect selling, operations, technology, general and administrative expenses will continue to increase as we grow our net revenue and operations.
Interest Expense, Net
Interest expense, net consists primarily of interest earned on cash, cash equivalents and short-term and long-term investments held by us and partially offset by interest expense on the lease financing obligations.
Other Income, Net
Other income, net consists primarily of foreign currency (losses) gains.
Results of Consolidated Operations (in thousands)
Comparison of the three months ended March 31, 2018 and 2017
Net revenue

	Three months ended March 31,
	2018	2017	% Change
Direct Retail	$1,388,890	$940,352	47.7%
Other	15,379	20,473	(24.9)%
Net revenue	$1,404,269	$960,825	46.2%
In the three months ended March 31, 2018, net revenue increased by $443.4 million, or 46.2% compared to the same period in 2017, primarily as a result of an increase in Direct Retail net revenue. In the three months ended March 31, 2018, Direct Retail net revenue increased by $448.5 million, or 47.7% compared to the same period in 2017, primarily due to sales to a larger customer base, as the number of active customers increased 33.2% as of March 31, 2018 compared to March 31, 2017. Additionally, LTM net revenue per active customer increased 9.6% as of March 31, 2018 compared to March 31, 2017. The $5.1 million or 24.9% decrease in Other revenue in the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
 Cost of goods sold

	Three months ended March 31,
	2018	2017	% Change
Cost of goods sold	$1,080,445	$723,942	49.2%
As a percentage of net revenue	76.9%	75.3%
In the three months ended March 31, 2018, cost of goods sold increased by $356.5 million, or 49.2%, compared to the same period in 2017. Of the increase in cost of goods sold, $271.5 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $85.0 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue increased in the three months ended March 31, 2018 compared to the same period in 2017 as a result of changes in the mix of the products sold.

Operating expenses

	Three months ended March 31,
	2018	2017	% Change
Customer service and merchant fees (1)	$53,884	$35,058	53.7%
Advertising	161,646	118,265	36.7%
Selling, operations, technology, general and administrative (1)	211,363	139,766	51.2%
Total operating expenses	$426,893	$293,089	45.7%
As a percentage of net revenue
Customer service and merchant fees (1)	3.8%	3.6%
Advertising	11.5%	12.3%
Selling, operations, technology, general and administrative (1)	15.1%	14.6%
	30.4%	30.5%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended March 31,
	2018	2017
Customer service and merchant fees	$970	$644
Selling, operations, technology, general and administrative	$25,612	$14,169
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended March 31,
	2018	2017

Customer service and merchant fees	3.8%	3.6%
Selling, operations, technology, general and administrative	13.2%	13.1%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $18.5 million in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the increase in net revenue during the three months ended March 31, 2018.
Our advertising expenses increased by $43.4 million in the three months ended March 31, 2018 compared to the same period in 2017, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the three months ended March 31, 2018 compared to the same period in 2017 primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth in the U.S., partially offset by advertising investments in Europe and Canada.
Excluding the impact of equity based compensation and related taxes, selling, operations, technology, general and administrative expense increased by $60.2 million in the three months ended March 31, 2018 compared to the same period in 2017. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in selling, operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.
Liquidity and Capital Resources
 Sources of Liquidity

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$522,026	$558,960
Short-term investments	$60,032	$61,032
Accounts receivable, net	$31,977	$37,948
Long-term investments	$10,962	$21,561
Working capital	$(2,772)	$77,065
 Historical Cash Flows

	Three months ended March 31,
	2018	2017
	(in thousands)
Net loss	$(107,775)	$(56,539)
Net cash used in operating activities	$(13,077)	$(46,098)
Net cash used in investing activities	$(23,394)	$(20,822)
Net cash used in financing activities	$(362)	$(538)
At March 31, 2018, our principal source of liquidity was cash and cash equivalents and short- and long-term investments totaling $593.0 million, which includes $420.4 million of net proceeds from the issuance of our convertible notes in September 2017, partially offset by $44.2 million in premiums paid at the same time for separate capped call transactions. We believe that our existing cash and cash equivalents and investments, together with cash generated from operations and the cash available under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements.
Capital expenditures were 3.1% of net revenue for the year ended December 31, 2017, and related primarily to our ongoing investments in our technology infrastructure, and equipment purchases and improvements for leased warehouses within our expanding supply chain network. Capital expenditures were 2.5% of net revenue for the quarter ended March 31, 2018. For the three months ended June 30, 2018, we expect capital expenditures to be approximately 4.0% of net revenue as we continue to build out our logistics network.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth under in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash used in operating activities in the three months ended March 31, 2018 was $13.1 million and was driven primarily by net loss of $107.8 million, partially offset by cash provided by operating assets and liabilities of $39.9 million and certain non-cash items including depreciation and amortization expense of $26.0 million, equity based compensation of $24.4 million, amortization of discount and issuance costs related to our convertible notes of $4.3 million and other non-cash items of $0.1 million.
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
Cash used in investing activities in the three months ended March 31, 2018 was $23.4 million and was primarily driven by purchases of property and equipment of $21.3 million and site, software development costs of $13.2 million, and other investing activities of $0.3 million, partially offset by net increase in the maturity of short-term investments of $11.4 million.
Cash used in investing activities in the three months ended March 31, 2017 was $20.8 million and was primarily driven by purchases of short-term and long-term investments of $16.2 million, purchases of property and equipment of $12.0 million, site, and software development costs of $10.9 million, partially offset by net increase in the maturity of short-term investments of $18.3 million.
Financing Activities
Cash used in financing activities in the three months ended March 31, 2018 was $0.4 million and was primarily due to $0.4 million statutory minimum taxes paid related to net share settlements of equity awards.
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
Contractual Obligations
There have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, except as disclosed in Note 6, Commitments and Contingencies, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, except as disclosed in Note 2, Summary of Significant Accounting Policies - Revenue Recognition, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
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
Our convertible notes, which were issued in September 2017, carry a fixed interest rate of 0.375% per year. Since the convertible notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates.
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
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the three months ended March 31, 2018, we issued 160,096 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities was pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.
Recent Purchases of Equity Securities
During the three months ended March 31, 2018, we did not repurchase any shares of our common stock.

Item 6.    Exhibits.

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.1+	Form of Indemnification Agreement for Directors and Executive Officers.		8-K	001-36666	1/8/2018	10.1

10.2	Amendment No. 2 to the Credit Agreement, dated February 22, 2017, as amended by that certain Amendment No. 1 dated as of September 11, 2017, by and among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer dated April 12, 2018.		8-K	001-36666	4/13/2018	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan

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

WAYFAIR INC.

Date: May 2, 2018	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 2, 2018	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial and Accounting Officer)