Form 10-Q
period 2018-09-30
Wayfair Inc.
filed 2018-11-01
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at October 24, 2018
Class A Common Stock, $0.001 par value per share	61,804,108
Class B Common Stock, $0.001 par value per share	28,539,198

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2018

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

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$488,636	$558,960
Short-term investments	30,056	61,032
Accounts receivable, net of allowance of $7,462 and $7,000 at September 30, 2018 and December 31, 2017, respectively	41,013	37,948
Inventories	35,723	28,042
Prepaid expenses and other current assets	167,754	130,838
Total current assets	763,182	816,820
Property and equipment, net	509,661	361,141
Goodwill and intangible assets, net	2,724	3,105
Long-term investments	6,521	21,561
Other noncurrent assets	17,550	10,776
Total assets	$1,299,638	$1,213,403
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$591,931	$440,366
Accrued expenses	167,745	120,247
Deferred revenue	133,423	94,116
Other current liabilities	109,212	85,026
Total current liabilities	1,002,311	739,755
Lease financing obligation, net of current portion	184,055	82,580
Long-term debt	346,641	332,905
Other liabilities	78,852	106,492
Total liabilities	1,611,859	1,261,732
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at September 30, 2018 and December 31, 2017	—	—
Stockholders’ equity:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 61,400,416 and 57,398,983 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	61	57
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 28,726,124 and 30,809,627 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	29	31
Additional paid-in capital	628,600	537,212
Accumulated deficit	(938,844)	(583,266)
Accumulated other comprehensive (loss)	(2,067)	(2,363)
Total stockholders’ equity	(312,221)	(48,329)
Total liabilities and stockholders’ equity	$1,299,638	$1,213,403

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net revenue	$1,705,645	$1,198,198	$4,765,170	$3,281,879
Cost of goods sold	1,312,875	917,889	3,663,569	2,495,221
Gross profit	392,770	280,309	1,101,601	786,658
Operating expenses:
Customer service and merchant fees	66,664	42,949	182,340	117,132
Advertising	202,587	141,714	541,815	384,220
Selling, operations, technology, general and administrative	268,785	169,603	721,120	453,021
Total operating expenses	538,036	354,266	1,445,275	954,373
Loss from operations	(145,266)	(73,957)	(343,674)	(167,715)
Interest expense, net	(7,066)	(2,008)	(18,269)	(3,857)
Other income (expense), net	1,054	(227)	2,661	400
Loss before income taxes	(151,278)	(76,192)	(359,282)	(171,172)
Provision for income taxes	448	237	953	671
Net loss	$(151,726)	$(76,429)	$(360,235)	$(171,843)
Net loss per share, basic and diluted	$(1.69)	$(0.88)	$(4.04)	$(1.98)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	89,792	87,283	89,144	86,679

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(151,726)	$(76,429)	$(360,235)	$(171,843)
Other comprehensive loss:
Foreign currency translation adjustments	(243)	(856)	249	(1,959)
Net unrealized gain (loss) on available-for-sale investments	85	(40)	47	3
Comprehensive loss	$(151,884)	$(77,325)	$(359,939)	$(173,799)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(360,235)	$(171,843)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	87,426	62,588
Equity based compensation	88,148	46,740
Amortization of discount and issuance costs on convertible notes	13,699	874
Other non-cash adjustments	177	913
Changes in operating assets and liabilities:
Accounts receivable	(3,157)	(8,697)
Inventories	(7,757)	(38)
Prepaid expenses and other current assets	(37,376)	(27,776)
Accounts payable and accrued expenses	187,733	44,692
Deferred revenue and other liabilities	80,509	50,450
Other assets	(6,836)	(1,148)
Net cash provided by (used in) operating activities	42,331	(3,245)

Cash flows from investing activities
Purchase of short-term and long-term investments	—	(47,639)
Sale and maturities of short-term investments	45,955	60,540
Purchase of property and equipment	(110,504)	(76,528)
Site and software development costs	(45,769)	(34,885)
Other investing activities	(399)	—
Net cash used in investing activities	(110,717)	(98,512)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	420,449
Premiums paid for capped call confirmations	—	(44,160)
Taxes paid related to net share settlement of equity awards	(1,097)	(1,277)
Net proceeds from exercise of stock options	104	213
Net cash provided by (used in) financing activities	(993)	375,225
Effect of exchange rate changes on cash and cash equivalents	(945)	413
Net decrease in cash and cash equivalents	(70,324)	273,881

Cash and cash equivalents
Beginning of period	558,960	279,840
End of period	$488,636	$553,721

Supplemental Cash Flow Information
Cash paid for interest on long-term debt	$1,554	$—
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$10,520	$9,255
Construction costs capitalized under finance lease obligation and other leases	$64,408	$16,153

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
The consolidated and condensed balance sheet data as of December 31, 2017 was derived from audited financial statements. The accompanying consolidated and condensed balance sheet as of September 30, 2018, the consolidated and condensed statements of operations, consolidated and condensed statements of comprehensive loss, and consolidated and condensed statements of cash flows for the periods ended September 30, 2018 and 2017 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018 and statements of operations, comprehensive loss, and cash flows for the periods ended September 30, 2018 and 2017. The financial data and the other information disclosed in these notes to the consolidated and condensed financial statements related to these periods are unaudited.
The consolidated and condensed statements of operations, comprehensive loss, and cash flows for the period ended September 30, 2018 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2018, or for any other period.
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

The Company has three types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are initially recorded in "Deferred revenue," and are recognized as net revenue when the products are delivered, (ii) unredeemed gift cards and site credits, which are initially recorded in "Deferred revenue," and are recognized in the period they are redeemed. Subject to requirements to remit balances to governmental agencies, certain gift cards and site credits not expected to be redeemed, also known as "breakage," are recognized as net revenue based on the historical redemption pattern, which is substantially within twenty-four months from the date of issuance, and (iii) membership rewards redeemable for future purchases, which are earned by customers on purchases made with the Company's Wayfair branded, private label credit card, and are initially recorded in "Other current liabilities," and are recognized as net revenue when redeemed.
Contractual liabilities included in "Deferred revenue" and "Other current liabilities" in the consolidated and condensed balance sheets were $133.4 million and $2.7 million at September 30, 2018 and $94.1 million and $2.6 million at December 31, 2017, respectively. During the nine months ended September 30, 2018, the Company recognized $76.6 million and $2.2 million of net revenue included in "Deferred revenue" and "Other current liabilities," respectively, at December 31, 2017.
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
The Company believes that other than the implementation of ASU 2014-09, there have been no significant changes during the nine months ended September 30, 2018 to the items disclosed in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of September 30, 2018 and December 31, 2017, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $36.6 million and $82.6 million, respectively. The Company periodically reviews its available-for-sale securities for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period, and its intent to sell. As of September 30, 2018, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. During the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any other-than-temporary impairment losses. The maturities of the Company’s long-term marketable securities generally range from one to two years. The cost basis of a marketable security sold is determined by the Company using the specific identification method. During the three and nine months ended September 30, 2018 and 2017, the Company did not have any realized gains or losses.
 The following tables present details of the Company’s marketable securities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$30,142	$—	$(86)	$30,056
Long-term:
Investment securities	6,619	—	(98)	6,521
Total	$36,761	$—	$(184)	$36,577

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$61,129	$—	$(97)	$61,032
Long-term:
Investment securities	21,695	—	(134)	21,561
Total	$82,824	$—	$(231)	$82,593
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
The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 based on the three-tier value hierarchy (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other funds	$412,083	$—	$—	$412,083
Short-term investments:
Investment securities	—	30,056	—	30,056
Other non-current assets:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	6,521	—	6,521
Total	$417,083	$36,577	$—	$453,660

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$488,029	$—	$—	$488,029
Short-term investments:
Investment securities	—	61,032	—	61,032
Other non-current assets:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	21,561	—	21,561
Total	$493,029	$82,593	$—	$575,622
4. Intangible Assets and Goodwill
The following table summarizes intangible assets as of September 30, 2018 and December 31, 2017 (in thousands):

	Weighted - Average Amortization Period (Years)	September 30, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,900)	$—
Technology	3	1,678	(1,053)	625
Customer relationships	5	1,300	(1,300)	—
Total		$4,878	$(4,253)	$625

	Weighted - Average Amortization Period (Years)	December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,678)	$222
Technology	3	1,453	(646)	807
Customer relationships	5	1,300	(1,148)	152
Total		$4,653	$(3,472)	$1,181
Amortization expense related to intangible assets was $0.2 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.8 million for the nine months ended September 30, 2018 and 2017.
Goodwill was $2.1 million and $1.9 million as of September 30, 2018 and December 31, 2017, respectively.
5. Property and Equipment, net
The following table summarizes property and equipment, net as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Furniture and computer equipment	$305,913	$213,790
Site and software development costs	157,717	118,356
Leasehold improvements	102,871	82,614
Construction in progress	16,832	46,826
Buildings (leased - Note 6)	184,694	83,681
	768,027	545,267
Less accumulated depreciation and amortization	(258,366)	(184,126)
Property and equipment, net	$509,661	$361,141

Property and equipment depreciation and amortization expense was $32.4 million and $22.6 million for the three months ended September 30, 2018 and 2017, respectively, and $86.6 million and $61.7 million for the nine months ended September 30, 2018 and 2017, respectively.
6. Commitments and Contingencies
Leases
The Company leases office and warehouse spaces under non-cancelable leases. These leases expire at various dates through 2031 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Rent expense under operating leases was $16.9 million and $10.6 million in the three months ended September 30, 2018 and 2017, respectively, and $45.8 million and $33.3 million in the nine months ended September 30, 2018 and 2017, respectively. The Company has issued letters of credit for approximately $26.9 million and $15.3 million as security for these lease agreements as of September 30, 2018 and December 31, 2017, respectively.
As of December 31, 2017, the future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year totaled $783.7 million. Subsequent to December 31, 2017, the Company entered into additional non-cancelable leases in the United States ("U.S.") with initial or remaining terms in excess of one year with total future minimum lease commitments of $231.8 million. Future lease payments have not been reduced by minimum sublease rentals of $5.3 million due to the Company in the future under non-cancelable subleases through 2020.
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
The construction of one warehouse lease arrangement was completed in the three months ended June 30, 2018, and because the Company had a letter of credit of $2.5 million, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability. The construction of a second and third warehouse lease arrangement was completed in the three months ended September 30, 2018 and because in both lease arrangements the Company provided non-recourse financing to the lessor, the Company did not meet the sale-leaseback criteria for derecognition of the building asset and liability.
Accordingly, these leases were accounted for as financing obligations and $101.0 million was recorded in "Lease financing obligation, net of current portion" and "Property and equipment, net" in the Company’s unaudited consolidated and condensed balance sheet as of September 30, 2018. The monthly rent payments made to the lessor under the lease agreement are recorded in the Company’s financial statements as land lease expense and principal and interest on the financing obligation. Interest expense on the lease financing obligation reflects the portion of the Company's monthly lease payments that is allocated to interest expense. For the three and nine months ended September 30, 2018, land lease expense was $0.7 million and $2.1 million, respectively, and interest expense on lease financing obligations was $3.5 million and $8.0 million, respectively. As of September 30, 2018, future minimum commitments related to the financing obligations were $20.2 million and $76.2 million for principal and interest, respectively, through September 30, 2023.
 Collection of Sales or Other Similar Taxes
The Company has historically collected and remitted sales tax based on the locations of its physical operations. On June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494. Among other things, the Court held that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Several states and other taxing jurisdictions have presented, or indicated that they may present, the Company with sales tax assessments. The aggregate assessments received as of September 30, 2018 are not material to the Company's business and the Company does not expect the Court's decision to have a significant impact on its business.
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
The following table presents activity relating to stock options for the nine months ended September 30, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	126,383	$3.02	3.5
Options exercised	(34,981)	$2.97
Outstanding and exercisable at September 30, 2018	91,402	$3.04	2.7
Intrinsic value of stock options exercised was $3.2 million for the nine months ended September 30, 2018. Aggregate intrinsic value of stock options outstanding and currently exercisable is $13.2 million. All stock options were fully vested at September 30, 2018.
The following table presents activity relating to restricted common stock for the nine months ended September 30, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	40,000	$44.34
Unvested and expected to vest in the future as of September 30, 2018	40,000	$44.34
Aggregate intrinsic value of unvested restricted common stock is $5.9 million as of September 30, 2018. Unrecognized equity based compensation expense related to unvested restricted common stock is $3.7 million with a weighted average remaining vesting term of 0.8 years as of September 30, 2018.

The following table presents activity relating to RSUs for the nine months ended September 30, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2017	6,853,606	$46.28
RSUs granted	3,209,887	$89.87
RSUs vested	(1,911,629)	$44.84
RSUs forfeited/canceled	(935,196)	$53.19
Outstanding and expected to vest in the future as of September 30, 2018	7,216,668	$65.30
The intrinsic value of RSUs vested was $189.7 million for the nine months ended September 30, 2018. Aggregate intrinsic value of RSUs unvested is $1,065.7 million as of September 30, 2018. Unrecognized equity based compensation expense related to outstanding RSUs is $433.4 million with a weighted average remaining vesting term of 1.6 years at September 30, 2018.
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
The Company allocates certain operating expenses to the operating and reportable segments, including "Customer service and merchant fees" and "Selling, operations, technology, general and administrative" based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including "Depreciation and amortization, "Equity based compensation and related taxes," "Interest expense, net," "Other (income) expense, net," and "Provision for income taxes." There are no revenue transactions between the Company's reportable segments.
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

The following tables present Direct Retail and Other net revenues and Adjusted EBITDA attributable to the Company's reportable segments for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
U.S. Direct Retail	$1,460,056	$1,033,669	$4,043,270	$2,847,898
U.S. Other	13,189	16,975	42,903	57,843
U.S. segment net revenue	1,473,245	1,050,644	4,086,173	2,905,741
International Direct Retail	232,400	147,554	678,997	376,138
International segment net revenue	232,400	147,554	678,997	376,138
Total net revenue	$1,705,645	$1,198,198	$4,765,170	$3,281,879

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA:
U.S.	$(26,036)	$4,531	$(26,774)	$28,684
International	(50,369)	(27,203)	(134,400)	(74,498)
Total reportable segments Adjusted EBITDA	(76,405)	(22,672)	(161,174)	(45,814)
Less: reconciling items (1)	(75,321)	(53,757)	(199,061)	(126,029)
Net loss	$(151,726)	$(76,429)	$(360,235)	$(171,843)
(1) Adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss including the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Depreciation and amortization (1)	$32,544	$22,913	$87,426	$62,588
Equity based compensation and related taxes	36,317	19,598	95,074	50,539
Interest expense, net	7,066	2,008	18,269	3,857
Other (income) expense, net	(1,054)	227	(2,661)	(400)
Provision for income taxes	448	237	953	671
Other (1)	—	8,774	—	8,774
Total reconciling items	$75,321	$53,757	$199,061	$126,029
(1) The Company recorded $9.6 million of one-time charges in the three and nine months ended September 30, 2017 in "Selling, operations, technology, general and administrative" in the unaudited consolidated and condensed statements of operations related to a warehouse the Company vacated in July 2017. Of the $9.6 million charges, $8.8 million was included in "Other" and related primarily to the excess of the Company's estimated future remaining lease commitments through 2023 over its expected sublease income over the same period, and $0.8 million was included in "Depreciation and amortization" related to accelerated depreciation of leasehold improvements in the warehouse.

The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through websites operated by third parties and fees from our media solutions business (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net revenue
Direct Retail	$1,692,456	$1,181,223	$4,722,267	$3,224,036
Other	13,189	16,975	42,903	57,843
Net revenue	$1,705,645	$1,198,198	$4,765,170	$3,281,879
The following table presents long-lived assets by segment (in thousands):

	September 30, 2018	December 31, 2017
Geographic long-lived assets
U.S.	$494,713	$353,414
International	14,948	7,727
Total	$509,661	$361,141
9. Income Taxes
Income tax expense was $0.4 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $1.0 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. The income tax expense recorded in the three and nine months ended September 30, 2018 and 2017 is primarily related to income earned in certain foreign jurisdictions and U.S. state income taxes.
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
The Company had no material unrecognized tax benefits as of September 30, 2018 and December 31, 2017. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

10. Stockholders’ Equity
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of September 30, 2018, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 61,400,416 and 57,398,983 shares of Class A common stock and 28,726,124 and 30,809,627 shares of Class B common stock were outstanding as of September 30, 2018 and December 31, 2017, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the Company's initial public offering through September 30, 2018, 51,192,113 shares of Class B common stock were converted to Class A common stock.
11. Credit Agreement
On February 22, 2017, the Company entered into a $40 million credit card program and a credit agreement consisting of a $100 million secured revolving credit facility (the "Revolver") with Citibank, N.A. ("Citibank"). The Citibank credit facility replaced the Company's existing credit facility with Bank of America, N.A., which was terminated on February 22, 2017. On September 11, 2017, the Citibank credit agreement was amended with a new letter of credit sublimit and to make clarifying edits to the mandatory prepayment provisions of the credit agreement. On April 12, 2018, the Citibank credit agreement was amended further, including, among other changes: (i) to increase the letter of credit sublimit to $65 million and (ii) to modify certain baskets in the exceptions to the negative covenants, including, without limitation, the restricted payments, investments and indebtedness covenants.
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
The Citibank credit agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, the Citibank credit agreement requires the Company to maintain certain financial ratios. As of September 30, 2018, the Company was in compliance with its covenants under the Revolver.
The Company did not borrow any amounts under the Revolver during the nine months ended September 30, 2018 and the year ended December 31, 2017.

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
Interest expense related to the Notes was $5.2 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively, and $15.3 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. Interest expense is comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest.
The estimated fair value of the Notes was $646.1 million as of September 30, 2018. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3, Marketable Securities and Fair Value Measurements.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net loss	$(151,726)	$(76,429)	$(360,235)	$(171,843)
Weighted average common shares used for basic and diluted net loss per share computation	89,792	87,283	89,144	86,679
Net loss per common share:
Basic and Diluted	$(1.69)	$(0.88)	$(4.04)	$(1.98)
Dilutive common stock equivalents, representing potentially dilutive common stock options, restricted stock and restricted stock units, of 7.3 million and 6.6 million for the three and nine months ended September 30, 2018 and 2017, respectively, were excluded from diluted earnings per share calculations for these periods because of their anti-dilutive effect. Furthermore, the shares of Class A common stock that would be issuable if the Company elects to settle the Notes in shares were excluded from the diluted earnings per share calculation (using the if-converted method) for the nine month period ended September 30, 2018 because their effect would have been anti-dilutive.
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

14. Recent Accounting Pronouncements
Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). This ASU revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11, “Leases”, Targeted Improvements, which creates an optional transition expedient that allows an entity to apply the transition provisions of the new standard, including its disclosure requirements, at its adoption date instead of at the beginning of the earliest comparative period presented as originally required by FASB ASU No. 2016-02. The Company will adopt the new lease standard as of January 1, 2019 using the modified retrospective approach, applying the transition provisions of the new standard as of the adoption date.
In connection with the adoption of the new lease standard, the Company has completed scoping reviews and continues to make progress in its updating business processes, systems, accounting policies and internal controls.
Management is currently evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements, and expects it will have a material impact on its consolidated financial statements, primarily the consolidated balance sheets and related disclosures. At this time, the Company is unable to reasonably estimate the expected increase in assets and liabilities on the consolidated balance sheets and related disclosures upon adoption.

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
Our operating and reportable segments are U.S. and International. The following table presents Direct Retail and Other net revenues attributable to the Company’s reportable segments for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
U.S. Direct Retail	$1,460,056	$1,033,669	$4,043,270	$2,847,898
U.S. Other	13,189	16,975	42,903	57,843
U.S. segment net revenue	1,473,245	1,050,644	4,086,173	2,905,741
International Direct Retail	232,400	147,554	678,997	376,138
International segment net revenue	232,400	147,554	678,997	376,138
Total net revenue	$1,705,645	$1,198,198	$4,765,170	$3,281,879
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
We use the following metrics to assess the near-term and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Three months ended September 30,
	2018	2017	% Change
Consolidated Financial Metrics
Net Revenue	$1,705,645	$1,198,198	42.4%
Adjusted EBITDA	$(76,405)	$(22,672)
Free cash flow	$(58,803)	$(18,463)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$1,692,456	$1,181,223	43.3%
Active Customers	13,860	10,250	35.2%
LTM Net Revenue per Active Customer	$443	$408	8.6%
Orders Delivered	6,938	4,719	47.0%
Average Order Value	$244	$250	(2.4)%

	Nine months ended September 30,
	2018	2017	% Change
Consolidated Financial Metrics
Net Revenue	$4,765,170	$3,281,879	45.2%
Adjusted EBITDA	$(161,174)	$(45,814)
Free cash flow	$(113,942)	$(114,658)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$4,722,267	$3,224,036	46.5%
Active Customers	13,860	10,250	35.2%
LTM Net Revenue per Active Customer	$443	$408	8.6%
Orders Delivered	19,278	13,209	45.9%
Average Order Value	$245	$244	0.4%

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
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Reconciliation of Adjusted EBITDA
Net loss	$(151,726)	$(76,429)	$(360,235)	$(171,843)
Depreciation and amortization (1)	32,544	22,913	87,426	62,588
Equity based compensation and related taxes	36,317	19,598	95,074	50,539
Interest expense, net	7,066	2,008	18,269	3,857
Other (income) expense, net	(1,054)	227	(2,661)	(400)
Provision for income taxes	448	237	953	671
Other (1)	—	8,774	—	8,774
Adjusted EBITDA	$(76,405)	$(22,672)	$(161,174)	$(45,814)
(1) We recorded $9.6 million of one-time charges in the three and nine months ended September 30, 2017 in "Selling, operations, technology, general and administrative" in the unaudited consolidated and condensed statements of operations related to a warehouse we vacated in July 2017. Of the $9.6 million charges, $8.8 million was included in "Other" and related primarily to the excess of our estimated future remaining lease commitments through 2023 over our expected sublease income over the same period, and $0.8 million was included in "Depreciation and amortization" related to accelerated depreciation of leasehold improvements in the warehouse.
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
The following table presents a reconciliation of free cash flow to net cash used in operating activities for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net cash provided by (used in) operating activities	$7,804	$24,752	$42,331	$(3,245)
Purchase of property and equipment	(49,411)	(30,980)	(110,504)	(76,528)
Site and software development costs	(17,196)	(12,235)	(45,769)	(34,885)
Free cash flow	$(58,803)	$(18,463)	$(113,942)	$(114,658)
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

Results of Consolidated Operations (in thousands)
Comparison of the three months ended September 30, 2018 and 2017
Net revenue

	Three months ended September 30,
	2018	2017	% Change
Direct Retail	$1,692,456	$1,181,223	43.3%
Other	13,189	16,975	(22.3)%
Net revenue	$1,705,645	$1,198,198	42.4%
In the three months ended September 30, 2018, net revenue increased by $507.4 million, or 42.4% compared to the same period in 2017, primarily as a result of an increase in Direct Retail net revenue. In the three months ended September 30, 2018, Direct Retail net revenue increased by $511.2 million, or 43.3% compared to the same period in 2017, primarily due to sales to a larger customer base, as the number of active customers increased 35.2% as of September 30, 2018 compared to September 30, 2017. The $3.8 million or 22.3% decrease in Other revenue in the three months ended September 30, 2018 as compared to the same period in 2017 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
Cost of goods sold

	Three months ended September 30,
	2018	2017	% Change
Cost of goods sold	$1,312,875	$917,889	43.0%
As a percentage of net revenue	77.0%	76.6%
In the three months ended September 30, 2018, cost of goods sold increased by $395.0 million, or 43.0%, compared to the same period in 2017. Of the increase in cost of goods sold, $300.0 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $95.0 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue increased in the three months ended September 30, 2018 compared to the same period in 2017 as a result of the mix of the products sold.
Operating expenses

	Three months ended September 30,
	2018	2017	% Change
Customer service and merchant fees (1)	$66,664	$42,949	55.2%
Advertising	202,587	141,714	43.0%
Selling, operations, technology, general and administrative	268,785	169,603	58.5%
	$538,036	$354,266	51.9%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.9%	3.6%
Advertising	11.9%	11.8%
Selling operations, technology, general and administrative (1)	15.8%	14.2%
	31.6%	29.6%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended September 30,
	2018	2017
Customer service and merchant fees	$1,549	$636
Selling operations, technology, general and administrative	$34,041	$18,680

The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended September 30,
	2018	2017
Customer service and merchant fees	3.8%	3.5%
Selling, operations, technology, general and administrative	13.8%	12.6%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $22.8 million in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to the increase in net revenue during the three months ended September 30, 2018.
Our advertising expenses increased by $60.9 million in the three months ended September 30, 2018 compared to the same period in 2017, primarily as a result of an increase in online and television advertising. Advertising was relatively consistent as a percentage of net revenue in the three months ended September 30, 2018 compared to the same period in 2017.
Excluding the impact of equity based compensation and related taxes, selling, operations, technology, general and administrative expense increased by $83.8 million in the three months ended September 30, 2018 compared to the same period in 2017. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.
Comparison of the nine months ended September 30, 2018 and 2017
Net revenue

	Nine months ended September 30,
	2018	2017	% Change
Direct Retail	$4,722,267	$3,224,036	46.5%
Other	42,903	57,843	(25.8)%
Net revenue	$4,765,170	$3,281,879	45.2%
In the nine months ended September 30, 2018, net revenue increased by $1,483.3 million, or 45.2% compared to the same period in 2017, primarily as a result of an increase in Direct Retail net revenue. In the nine months ended September 30, 2018, Direct Retail net revenue increased by $1,498.2 million, or 46.5% compared to the same period in 2017, primarily due to sales to a larger customer base, as the number of active customers increased 35.2% as of September 30, 2018 compared to September 30, 2017. Additionally, LTM net revenue per active customer increased 8.6% as of September 30, 2018 compared to September 30, 2017. The $14.9 million or 25.8% decrease in Other revenue in the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
Cost of goods sold

	Nine months ended September 30,
	2018	2017	% Change
Cost of goods sold	$3,663,569	$2,495,221	46.8%
As a percentage of net revenue	76.9%	76.0%
In the nine months ended September 30, 2018, cost of goods sold increased by $1,168.3 million, or 46.8%, compared to the same period in 2017. Of the increase in cost of goods sold, $891.3 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $277.0 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue increased in the nine months ended September 30, 2018 compared to the same period in 2017 as a result of changes in the mix of the products sold.

Operating expenses

	Nine months ended September 30,
	2018	2017	% Change
Customer service and merchant fees (1)	$182,340	$117,132	55.7%
Advertising	541,815	384,220	41.0%
Selling, operations, technology, general and administrative (1)	721,120	453,021	59.2%
Total operating expenses	$1,445,275	$954,373	51.4%
As a percentage of net revenue
Customer service and merchant fees (1)	3.8%	3.6%
Advertising	11.4%	11.7%
Selling, operations, technology, general and administrative (1)	15.1%	13.8%
	30.3%	29.1%
(1) Includes equity-based compensation and related taxes as follows:

	Nine months ended September 30,
	2018	2017
Customer service and merchant fees	$3,652	$1,866
Selling, operations, technology, general and administrative	$89,493	$48,041
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Nine months ended September 30,
	2018	2017
Customer service and merchant fees	3.7%	3.5%
Selling, operations, technology, general and administrative	13.3%	12.3%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $63.4 million in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to the increase in net revenue during the nine months ended September 30, 2018.
Our advertising expenses increased by $157.6 million in the nine months ended September 30, 2018 compared to the same period in 2017, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth in the U.S., partially offset by advertising investments in Europe and Canada.
Excluding the impact of equity based compensation and related taxes, selling, operations, technology, general and administrative expense increased by $226.6 million in the nine months ended September 30, 2018 compared to the same period in 2017. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in selling, operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Liquidity and Capital Resources
 Sources of Liquidity

	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$488,636	$558,960
Short-term investments	$30,056	$61,032
Accounts receivable, net	$41,013	$37,948
Long-term investments	$6,521	$21,561
Working capital	$(239,129)	$77,065
 Historical Cash Flows

	Nine months ended September 30,
	2018	2017
	(in thousands)
Net loss	$(360,235)	$(171,843)
Net cash provided by (used in) operating activities	$42,331	$(3,245)
Net cash used in investing activities	$(110,717)	$(98,512)
Net cash provided by (used in) financing activities	$(993)	$375,225
At September 30, 2018, our principal source of liquidity was cash and cash equivalents and short- and long-term investments totaling $525.2 million, which includes $420.4 million of net proceeds from the issuance of our convertible notes in September 2017, partially offset by $44.2 million in premiums paid at the same time for separate capped call transactions. We believe that our existing cash and cash equivalents and investments, together with cash generated from operations and the cash available under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements.
Capital expenditures were 3.1% of net revenue for the year ended December 31, 2017, and related primarily to our ongoing investments in our technology infrastructure, and equipment purchases and improvements for leased warehouses within our expanding supply chain network. Capital expenditures were 3.9% of net revenue for the quarter ended September 30, 2018. For the three months ending December 31, 2018, we expect capital expenditures to be approximately 3.0% to 4.0% of net revenue as we continue to build out our logistics network.
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
Cash provided by operating activities in the nine months ended September 30, 2018 was $42.3 million and was driven primarily by cash provided by operating assets and liabilities of $213.1 million and the net impact of certain non-cash items including depreciation and amortization expense of $87.4 million, equity based compensation of $88.1 million, amortization of discount and issuance costs related to our convertible notes of $13.7 million and other non-cash items of $0.2 million, partially offset by net loss of $360.2 million.
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
Cash used in investing activities in the nine months ended September 30, 2018 was $110.7 million and was primarily driven by purchases of property and equipment of $110.5 million and site, software development costs of $45.8 million, and other investing activities of $0.4 million, partially offset by net increase in the maturity of short-term investments of $46.0 million.
Cash used in investing activities in the nine months ended September 30, 2017 was $98.5 million and was primarily driven by purchases of property and equipment of $76.5 million, purchases of short-term and long-term investments of $47.6 million, and site and software development costs of $34.9 million, partially offset by net increase in the maturity of short-term investments of $60.5 million.
Financing Activities
Cash used in financing activities in the nine months ended September 30, 2018 was $1.0 million and was primarily due to $1.1 million statutory minimum taxes paid related to net share settlements of equity awards, partially offset by $0.1 million net proceeds from exercise of stock options.
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
During the three months ended September 30, 2018, we issued 96,956 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities was pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.
Recent Purchases of Equity Securities
During the three months ended September 30, 2018, we did not repurchase any shares of our common stock.

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

WAYFAIR INC.

Date: November 1, 2018	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 1, 2018	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial and Accounting Officer)