Form 10-K
period 2018-12-31
Wayfair Inc.
filed 2019-02-25
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 001-36666

Wayfair Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4791999 (I.R.S. Employer Identification Number)
4 Copley Place, Boston, MA (Address of principal executive offices)	02116 (Zip Code)
(617) 532-6100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 computed by reference to the closing sale price of $118.76 per share as reported on the New York Stock Exchange on that date was $6.7 billion.

Class	Outstanding at February 18, 2019
Class A Common Stock, $0.001 par value per share	63,032,847
Class B Common Stock, $0.001 par value per share	28,070,781

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Wayfair Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

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
•our ability to manage our global growth and expansion;
•our ability to compete successfully;
•the rate of growth of the Internet and e-commerce;

•	economic factors, such as interest rates, the housing market, currency exchange fluctuations and changes in customer spending;
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

PART I
Item 1.    Business
Overview
Wayfair is one of the world's largest online destinations for the home. Through our e-commerce business model, we offer customers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over fourteen million products from over 11,000 suppliers.
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
The delivery experience and overall customer service we offer our shoppers are central to our business. The majority of our products are shipped to customers directly from our suppliers with an increasing proportion flowing through our own logistics network. We have invested considerably in our logistics network and increasingly leverage these capabilities to improve the experience for both customers and suppliers. This network is comprised of CastleGate and the Wayfair Delivery Network ("WDN"). Our CastleGate facilities enable suppliers to forward-position their inventory in our warehouses, allowing us to offer faster delivery. Through WDN, we can directly manage large parcel deliveries via consolidation centers, cross docks and last mile delivery facilities, which, alongside CastleGate, enables us to speed up deliveries, reduce damage and decrease our reliance on third parties. We believe these investments in logistics capabilities result in an enhanced experience for our customers and suppliers. We also believe providing superior customer service is key to delighting our customers. Our customer service locations are staffed with over 2,800 highly-trained sales and service employees located in the United States ("U.S.") and Europe.
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
Segments
Our operating and reportable segments are U.S. and International. See Note 11 to the Consolidated Financial Statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Net revenue of the U.S. segment represented 86% of consolidated net revenue for the year ended December 31, 2018.
Our Industry
The home goods market is large and characterized by specific consumer trends, structural challenges and market dynamics that are shaping the future of our industry.
Addressable Market Size and Growth
We estimate today the annual U.S. market for home goods is approximately $285 billion, of which approximately 13% is sold online. According to data released by the U.S. Census Bureau, there are approximately 69 million households in the U.S. with annual incomes between $50,000 and $250,000. Moreover, we believe there are approximately 80 million millennials (which we define as individuals currently between the ages of 19 and 36) in the U.S., many of whom are accustomed to purchasing goods online. As millennials age, start new families and move into new homes, we expect online sales of home goods to increase. In addition, we believe the online home goods market will further grow as older generations of consumers become increasingly comfortable purchasing online. With our presence in Canada and western Europe, we believe we have more than doubled the size of our total addressable market.

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
Our Solution - Key Benefits for Our Customers
We offer broad selection and choice. We have one of the largest online selections of furniture, décor, decorative accents, housewares, seasonal décor and other home goods with over fourteen million products from over 11,000 suppliers. We have built a portfolio of over 80 house brands, which offer a curated brand experience, making it easier for customers to discover styles, products and price points that appeal to them.
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
Superior customer service is a core part of the experience we offer shoppers. Our customer service organization has over 2,800 employees who help consumers navigate our sites, answer questions and complete orders. This team helps us build trust with consumers, build our brand awareness, enhance our reputation and drive sales.
Our Solution - Key Benefits for Our Suppliers
We give suppliers cost-effective access to our large customer base. We sell products from over 11,000 suppliers, many of which are small, family-run operations without well-known product brands and without easy retail access to a large customer base. We provide our suppliers with access to our customer base of 15.2 million active customers, enabling them to increase their sales and access the growing e-commerce market.
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
Wayfair: Everything home for every budget.
Joss & Main: Stylish designs to discover daily.
AllModern: The best of modern, priced for real life.
Birch Lane: Classic home. Comfortable cost.
Perigold: The widest-ever selection of luxury home furnishings.
Wayfair represents a significant majority of our revenue and is the only one of our sites that also operates internationally, operating as Wayfair.ca in Canada, Wayfair.co.uk in the United Kingdom and Wayfair.de in Germany.
On our sites, we also feature certain products under our house brands, such as Three Posts® and Mercury Row®. Through these house brands, we help our customers navigate our sites to find items quickly that match her particular style and price point.
"Direct Retail" sales include net revenue generated through the five distinct sites described above. In additional to Direct Retail, we also generate "Other" net revenue through two sources, namely Retail Partners and Wayfair Media Solutions. Retail Partners net revenue is generated from sites operated by third parties. These relationships allow consumers to purchase Wayfair products through the retail partners' websites. We made the strategic decision starting in 2014 to deemphasize this part of our business. Wayfair Media Solutions is a smaller portion of our net revenue that is generated through third-party advertisers that pay for advertisements placed on our sites. Wayfair helps manufacturers, retailers and other advertisers market to our large consumer audience.
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
Our team of over 2,300 engineers and data scientists has built a full set of technology solutions specific to the home goods market. Our storefront consists of a large set of tools and systems with which our customers directly interact, that are specifically tuned for shopping the home goods category by mixing lifestyle imagery with easy-to-use navigation tools and personalization features designed to increase customer conversion. We have designed operations software to deliver the reliable and consistent experience consumers desire, with proprietary software enhancing our performance in areas such as integration with our suppliers, our warehouse and logistics network and our customer service centers. Much of our advertising technology was internally developed, including campaign management and bidding algorithms for online advertising. This allows us to leverage our internal data and target customers efficiently across various channels. We also partner selectively with marketing partners where we find solutions that meet our marketing objectives and deliver strong return on investment.
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

Logistics
Our logistics network was built specifically for the home category, where items can be bulky, heavy and prone to damage. Historically, our primary method of fulfillment was a drop-ship network where integration into our suppliers' back-end technology infrastructure allowed us to process an order and send it directly to a supplier's warehouse. We would then arrange for shipment from the loading dock of the supplier's warehouse to the customer's home. Depending on the size of the package, the delivery would be made either through carriers such as FedEx, UPS, DHL, the U.S. Postal Service or third-party line haul trucking companies and third party last mile home delivery agents. An increasing proportion of customer orders are being shipped from our CastleGate warehouses and delivered through our WDN, which includes consolidation centers, cross docks, and last mile delivery facilities. We believe that our proprietary logistics network will help drive incremental sales by delighting our customers with faster delivery times and a better home delivery experience. Over time we believe this network will also lower our costs per order by reducing damage rates and leveraging economies of scale in transportation.
Customer Service
Our customer service team consists of approximately 2,800 Wayfair sales and service consultants and employees located across the U.S. and Europe who are available to help our customers with sales and service via phone, email or online chat. Because we view superior customer service as one of our key values, our sales and service employees receive extensive training as well as competitive compensation and benefit packages. The team consists of generalists as well as specialists who have deeper expertise and training in select areas of our catalog, such as lighting, flooring and upholstery.
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
Employees
As of December 31, 2018, we had 12,124 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our logistics network. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
Seasonality
Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31.
Intellectual Property
Our intellectual property, including any trademarks, service marks, copyrights, domain names, patents, trade dress, trade secrets and proprietary technologies, is an important part of our business. To protect our intellectual property, we rely on a combination of laws and regulations, as well as contractual restrictions. We pursue the registration of our trademarks, including "Wayfair" and certain variations thereon, copyrights and domain names in the U.S. and certain foreign locations. We also rely on the protection of laws regarding unregistered copyrights for our proprietary software and certain other content we create. We will continue to evaluate the merits of applying for copyright registrations in the future. We have an issued patent regarding our proprietary technology and a number of additional patent applications. We expect to consider filing patent applications for future technology inventions. We also rely on trade secret laws to protect our proprietary technology and other intellectual property. To further protect our intellectual property, we enter into confidentiality and assignment of invention assignment agreements with employees and certain contractors and confidentiality agreements with other third parties, such as suppliers.
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
Our executive offices are located at 4 Copley Place, Boston, MA 02116, and our telephone number is (617) 532-6100. Our corporate website address is www.wayfair.com. The information contained in, or accessible through, our website does not constitute part of this Annual Report on Form 10-K.
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
To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. We face significant competition for personnel, particularly in the Boston, Massachusetts and Berlin, Germany areas where our largest corporate offices are located. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results.
Additionally, the growth of our business places significant demands on our operations, as well as our management and other employees. For example, we typically launch hundreds of promotional events across thousands of products each month on our sites via emails, "push" notifications and personalized displays. These events require us to produce updates of our sites and emails to our customers on a daily basis with different products, photos and text. Any surge in online traffic and orders associated with such promotional activities places increased strain on our operations, including our logistics network, and may cause or exacerbate slowdowns or interruptions. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our supplier and employee base. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.
If we fail to acquire new customers or retain existing customers, or fail to do so in a cost-effective manner, we may not be able to achieve profitability.
Our success depends on our ability to acquire and retain customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase home goods and may prefer alternatives to our offerings, such as traditional brick and mortar retailers, the websites of our competitors or our suppliers' own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. Our paid advertising efforts consist primarily of online channels, including search engine marketing, display advertising, and paid social media, and to a lesser extent direct mail and television advertisements. These efforts are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers or efficiencies in our logistics network, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.
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
Maintaining and enhancing our brands is critical to expanding our base of customers and suppliers. Our ability to maintain and enhance our brand depends largely on our ability to maintain customer confidence in our product and service offerings, including by delivering products on time and without damage. If customers do not have a satisfactory shopping experience, they may seek out alternative offerings from our competitors and may not return to our sites as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product quality, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our customer base and result in decreased revenue, which could adversely affect our business and financial results. A significant portion of our customers' brand experience also depends on third parties outside of our control, including suppliers and logistics providers such as FedEx, UPS, DHL, the U.S. Postal Service and other third-party delivery agents. If these third parties do not meet our or our customers' expectations, our brands may suffer irreparable damage.
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
Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and services and by expanding our existing offerings into new geographies. For example, we launched the MyWay loyalty program in 2018, Perigold in 2017, and Wayfair.ca in Canada in 2016. Launching new brands and services or expanding internationally requires significant upfront investments, including investments in marketing, information technology, and additional personnel. Expanding our brands internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers, regional competitors and local laws, construct catalogs specific to the country, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
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
Our future results could be materially adversely affected by a number of factors inherent in international operations, including:

•	localization of our product offerings, including translation into foreign languages and adaptation for local practices, standards and regulations;

•	the need to vary our practices in ways with which we have limited or no experience or which are less profitable or carry more risk to us;

•	new and different sources of competition;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing labor regulations where labor laws may be more advantageous to employees as compared to the U.S.;

•	different or more stringent regulations relating to data protection, privacy, encryption, and security, including the use of commercial and personal information, particularly in the European Union;

•	different laws or regulations regarding restrictions on pricing or discounts;

•	changes in a specific country's or region's political or economic conditions, including the United Kingdom's exit from the European Union, commonly referred to as "Brexit";

•	the rising cost of labor in the foreign countries in which our suppliers operate, resulting in increases in our costs of doing business internationally;

•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs and maintain our corporate culture across geographies;

•	risks resulting from changes in currency exchange rates;

•	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;

•	different or lesser intellectual property protection;

•	exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions;

•	business licensing or certification requirements, such as for imports, exports, and international operations;

•	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards; and

•	differing fulfillment, distribution, logistics and systems infrastructure.
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
We have a history of losses, and we accumulated $306.2 million in common members' deficit as Wayfair LLC and an additional $1,082.7 million loss as Wayfair Inc. through December 31, 2018. Because the market for purchasing home goods online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may never achieve profitability. Also, we expect our operating expenses to increase over the next several years as we expand internationally, grow our proprietary logistics network, hire more employees and continue to develop new brands, features and services. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.
System interruptions that impair customer access to our sites or other performance failures or incidents involving our logistics network, our technology infrastructure or our critical technology partners could damage our business, reputation and brand and substantially harm our business and results of operations.
The satisfactory performance, reliability and availability of our sites, transaction processing systems, logistics network, and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as maintain adequate customer service levels.
For example, if one of our data centers fails or suffers an interruption or degradation of services, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations, including our ability to fulfill customer orders through our logistics network, are also vulnerable to damage or interruption from inclement weather, fire, flood, power loss, telecommunications failure, terrorist attacks, labor disputes, cyber-attacks, data loss, acts of war, break-ins, earthquake and similar events. In the event of a data center failure, the failover to a back-up could take substantial time, during which time our sites could be completely shut down. Further, our back-up services may not effectively process spikes in demand, may process transactions more slowly and may not support all of our sites' functionality.
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
We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we may be required to further expand and upgrade our technology, logistics network, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our sites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis, and we may experience instability and performance issues as a result of these changes.
Any slowdown, interruption or performance failure of our sites and the underlying technology and logistics infrastructure could harm our business, reputation and our ability to acquire, retain and serve our customers, which could materially adversely affect our results of operations. Our disaster recovery plan may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

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
We believe the online market for home goods is less developed than the online market for apparel, consumer electronics and other consumer products and, we believe, only accounts for a small portion of the market as a whole. If the online market for home goods does not gain acceptance, our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased home goods through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures in order to attract additional online consumers to our sites and convert them into purchasing customers. Specific factors that could impact consumers' willingness to purchase home goods from us include:

•	concerns about buying products, and in particular larger products, without a physical storefront, face-to-face interaction with sales personnel and the ability to physically examine products;

•	delivery time associated with online orders;

•	actual or perceived lack of security of online transactions and concerns regarding the privacy or protection of personal information;

•	delayed shipments or shipments of incorrect or damaged products;

•	inconvenience associated with returning or exchanging items purchased online; and

•	usability, functionality and features of our sites.
If the shopping experience we provide does not appeal to consumers or meet the expectations of existing customers, we may not acquire new customers at rates consistent with historical periods, acquired customers may not become repeat customers, and existing customers' buying patterns and levels may be less than historical rates.
We may be subject to product liability and other similar claims if people or property are harmed by the products we sell.
Some of the products we sell may expose us to product liability and other claims and litigation (including class actions) or regulatory action relating to safety, personal injury, death or environmental or property damage. Some of our agreements with members of our supply chain may not indemnify us from product liability for a particular product, and some members of our supply chain may not have sufficient resources or insurance to satisfy their indemnity and defense obligations. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance as well as our reputation and brand.
We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, the financial stability of suppliers, suppliers' ability to meet our standards, labor problems experienced by suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, transport availability and cost, transport security, inflation, and other factors relating to our suppliers are beyond our control.
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
Further, we rely on our suppliers’ representations of product quality, safety and compliance with applicable laws and standards. If our suppliers or other vendors violate applicable laws, regulations or our supplier code of conduct, or implement practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation and negatively affect our operating results. Further, concerns regarding the safety and quality of products provided by our suppliers could cause our customers to avoid purchasing those products from us, or avoid purchasing products from us altogether, even if the basis for the concern is outside of our control. As such, any issue, or perceived issue, regarding the quality and safety of any items we sell, regardless of the cause, could adversely affect our brand, reputation, operations and financial results.
We also are unable to predict whether any of the countries in which our suppliers' products are currently manufactured or may be manufactured in the future will be subject to new, different, or additional trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, could increase the cost or reduce the supply of merchandise available to our customers and materially adversely affect our financial performance as well as our reputation and brand. Furthermore, some or all of our suppliers' foreign operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.
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
We have relationships with over 11,000 suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.
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
As part of offering our suppliers' products for sale on our sites, suppliers are often responsible for conducting a number of traditional retail operations with respect to their respective products, including maintaining inventory and preparing merchandise for shipment to our customers. In these instances, we may be unable to ensure that suppliers will perform these services to our or our customers' satisfaction in a manner that provides our customer with a unified brand experience or on commercially reasonable terms. If our customers become dissatisfied with the services provided by our suppliers, our business, reputation and brands could suffer.
We depend on our relationships with third parties, and changes in our relationships with these parties could adversely impact our revenue and profits.
We rely on third parties to operate certain elements of our business. For example, carriers such as FedEx, UPS, DHL and the U.S. Postal Service deliver many of our small parcel products and larger products are often delivered by third party national, regional, and local transportation companies. As a result, we may be subject to shipping delays or disruptions caused by inclement weather, natural disasters, system interruptions and technology failures, labor activism, health epidemics or bioterrorism. We are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as retail partner services, telecommunications services, customs, consolidation and shipping services, as well as warranty, installation and design services. We may be unable to maintain these relationships, and these services may also be subject to outages and interruptions that are not within our control. For example, failures by our telecommunications providers have in the past and may in the future interrupt our ability to provide phone support to our customers. Third parties may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. If products are not delivered in a timely fashion or are damaged during the delivery process, or if we are not able to provide adequate customer support or other services or offerings, our customers could become dissatisfied and cease buying products through our sites, which would adversely affect our operating results.
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
We may be unable to accurately forecast our financial results and appropriately plan our expenses in the future.
Our financial and operating results are difficult to forecast because of the inherent limitations in predicting corporate growth and because they generally depend on the volume, timing, and type of orders we receive, all of which are uncertain. In particular, we cannot be sure that our historical growth rates, trends, and other key performance metrics are meaningful predictors of future growth. In addition, our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net revenue from period-to-period. Our business is also affected by general economic and business conditions in the U.S., and we anticipate that it will be increasingly affected by conditions in international markets. As a result, forecasted financial and operating results may differ materially from actual results, which could materially adversely affect our financial condition and stock price. For example, if certain of our assumptions or estimates prove to be wrong, we may spend more than we anticipate acquiring and retaining customers or may generate less net revenue per active customer than anticipated, which could cause us to miss our earnings guidance or negatively impact the results we report which could negatively impact our stock price.
The seasonal trends in our business create variability in our financial and operating results and place increased strain on our operations.
We experience surges in online traffic and orders associated with promotional activities and seasonal trends. This activity may place additional demands on our technology systems and logistics network and could cause or exacerbate slowdowns or interruptions. Any such system, site or service interruptions could prevent us from efficiently receiving or fulfilling orders, which may reduce the volume or quality of goods or services we sell and may cause customer dissatisfaction and harm our reputation and brand.

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
Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Some of the factors adversely affecting consumer spending include levels of unemployment; consumer debt levels; changes in net worth based on market changes and uncertainty; home foreclosures and changes in home values or the overall housing, residential construction or home improvement markets; fluctuating interest rates; credit availability, including mortgages, home equity loans and consumer credit; government actions; fluctuating fuel and other energy costs; fluctuating commodity prices and general uncertainty regarding the overall future economic environment. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net revenue and have a material adverse effect on our operating results.

Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our net revenue and business.
Our business is highly dependent upon email and other messaging services for promoting our sites and products. Daily promotions offered through emails and other messages sent by us, or on our behalf by our vendors, generate a significant portion of our net revenue. We provide daily emails and "push" communications to customers and other visitors informing them of what is available for purchase on our sites that day, and we believe these messages are an important part of our customer experience and help generate a substantial portion of our net revenue. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may also reduce the number of subscribers opening our emails. For example, in 2013 Google Inc.'s Gmail service began offering a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber's inbox or viewed as "spam" by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers' ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.
We are subject to risks related to online payment methods.
We accept payments using a variety of methods, including credit card, debit card, PayPal, credit accounts (including promotional financing), gift cards, and customer invoicing. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We also offer co-branded credit card programs, which could adversely affect our operating results if terminated. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.
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
Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the U.S. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the U.S. In May 2018, the General Data Protection Regulation ("GDPR") governing data practices and privacy in the European Union became effective and replaced the data protection laws of the individual member states. The law requires companies to meet stringent requirements regarding the handling of personal data of individuals in the EU. These requirements may require substantial expense, efforts and resources that may be diverted from other projects. The law also includes significant penalties for non-compliance, which may result in monetary penalties of up to 20 million Euros or 4% of a company's worldwide turnover, whichever is higher. GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. In addition, Brexit could also lead to further legislative and regulatory changes by the planned exit date of March 2019. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to and from the United Kingdom will be regulated. Outside of the European Union, there are many countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations as we continue our international expansion. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.
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
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, on June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494 where the Court held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. While we do not expect the Court's decision to have a significant impact on our business, other new or revised taxes and, in particular, sales taxes, VAT and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.

Our business could suffer if we are unsuccessful in making, integrating and maintaining acquisitions and investments.
As part of our business strategy, we may acquire other companies or businesses. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Acquisitions involve numerous risks, any of which could harm our business, including: difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company; difficulties in supporting and transitioning customers and suppliers, if any, of an acquired company; diversion of financial and management resources from existing operations or alternative acquisition opportunities; failure to realize the anticipated benefits or synergies of a transaction; failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, the acquired company's internal controls over financial reporting, revenue recognition or other accounting practices or employee or customer issues; risks of entering new markets in which we have limited or no experience; potential loss of key employees, customers and suppliers from either our current business or an acquired company's business; inability to generate sufficient net revenue to offset acquisition costs; additional costs or equity dilution associated with funding the acquisition; and possible write-offs or impairment charges relating to acquired businesses.
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
We believe our success has depended, and continues to depend, on the efforts and talents of Niraj Shah, one of our co-founders, co-chairman of the board of directors and our Chief Executive Officer, Steven Conine, one of our co-founders and co-chairman of the board of directors, and the other members of our senior management team. The loss of any of our senior management or other key employees could materially harm our business. Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers, engineers and merchandising and technology personnel. The market for such positions in the Boston area and other cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. Our inability to recruit and develop mid-level managers could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.
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

We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention.
From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. As we have grown, we have seen a rise in the number of litigation matters against us. These matters have included intellectual property claims, employment related litigation, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, result in site unavailability, service disruptions, and otherwise occupy a significant amount of our management's time and attention, any of which could negatively affect our business operations and financial position. We also from time to time receive inquiries and subpoenas and other types of information requests from government authorities and we may become subject to related claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.

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
Risks Related to our Indebtedness
Our outstanding indebtedness, or additional indebtedness that we may incur, could limit our operating flexibility and adversely affect our financial condition.
In September 2017, we issued unsecured 0.375% Convertible Senior Notes in an aggregate principal amount of $431.25 million (the "2017 Notes"), pursuant to which we pay interest semiannually in arrears at a rate of 0.375% per annum. The 2017 Notes will mature on September 1, 2022 unless earlier purchased, redeemed or converted, at which time, we will settle any conversions of the 2017 Notes in cash, shares of the Company’s Class A common stock or a combination thereof, at our election. In November 2018, we issued unsecured 1.125% Convertible Senior Notes in an aggregate principal amount of $575.00 million (the "2018 Notes" and together with the 2017 Notes, the "Notes"), pursuant to which we will pay interest semiannually in arrears at a rate of 1.125% per annum commencing on May 1, 2019. The 2018 Notes will mature on November 1, 2024 unless earlier purchased, redeemed or converted, at which time, we will settle any conversions of the 2018 Notes in cash, shares of the Company’s Class A common stock or a combination thereof, at our election. Under certain circumstances, the holders of the Notes may require us to repay all or a portion of the principal and interest outstanding under the Notes in cash prior to the maturity date, which could have an adverse effect on our financial results.
In February 2019, we entered into a three-year senior secured revolving credit facility (the "Revolver") under which we may borrow up to $165 million (which amount may be increased in the future, subject to certain conditions) to finance working capital, to refinance certain existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. If we draw down on this facility, our interest expense and principal repayment requirements will increase, which could have an adverse effect on our financial results and our ability to make payments on the Notes. Further, the agreements governing the Revolver contain numerous requirements, including affirmative, negative and financial covenants. Our failure to comply with any of these covenants or to meet any payment obligations under the Revolver could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations.
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
The conditional conversion feature of either series of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of either series of our Notes is triggered, holders of such series of Notes will be entitled to convert the applicable series of Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. To the extent we satisfy our conversion obligation by delivering shares of our Class A common stock, we would be required to deliver a significant number of shares, which would cause dilution to our existing stockholders. In addition, even if holders do not elect to convert their Notes in such circumstances, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Risks Related to Ownership of our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our co-founders, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Following our initial public offering (the "IPO"), our Class B common stock was held primarily by our co-founders, other executive officers, directors and their affiliates. Due to optional conversions of Class B common stock into Class A common stock following the IPO, our Class B common stock is currently held primarily by our co-founders and their affiliates. As of December 31, 2018, our co-founders and their affiliates owned shares representing approximately 32.6% of the economic interest and 82.3% of the voting power of our outstanding capital stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. For example, these stockholders are able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock. Additionally, holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class B common stock are also entitled to a separate vote in the event we seek to amend our certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely.
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

•
announcements by us or our competitors of new businesses, services or products, significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;

•	changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	changes in interest rates;

•	changes in our board of directors or management;

•	sales of large blocks of our Class A common stock, including sales by our executive officers, directors and significant stockholders;

•	lawsuits threatened or filed against us;

•	changes in laws or regulations applicable to our business;

•	changes in our capital structure, such as future issuances of debt or equity securities, including in connection with an acquisition or upon conversion of some or all of our outstanding Notes;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the U.S. and abroad; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
The capped call transactions expose us to counterparty risk and may affect the value of our common stock.
In connection with the issuance of each series of Notes, we entered into capped call transactions with certain financial institutions, which we refer to as the option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause a decrease in the market price of our Class A common stock.
In addition, the option counterparties are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our Class A common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our corporate headquarters are in Boston, where we occupy approximately 689 thousand square feet of office space pursuant to a lease that expires in December 2027. We lease additional office space in London and Berlin for our international operations. We occupy a total of approximately 11.5 million additional square feet of fulfillment center space in various locations in the U.S., Canada, Germany and the United Kingdom. We also lease office space for our customer services centers in five U.S. locations, one location in Ireland and one location in Germany.
Item 3.    Legal Proceedings
On June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494. Among other things, the Court held that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Several states and other taxing jurisdictions have presented, or indicated that they may present, us with sales tax assessments. The aggregate assessments received as of December 31, 2018 are not material to our business and we do not expect the Court's decision to have a significant impact on our business.
On January 10, 2019 and January 16, 2019, putative securities class action complaints were filed against us and three of our officers in the U.S. District Court for the District of Massachusetts. The two complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. Each plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between August 2, 2018 and October 31, 2018 and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. We intend to defend these lawsuits vigorously. At this time, based on available information regarding this litigation, we are unable to reasonably assess the ultimate outcome of these cases or determine an estimate, or a range of estimates, of potential losses.
From time to time, we are involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not currently believe that the outcome of any of these other legal matters will have a material adverse effect on our results of operation or financial condition. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management's attention from important business matters and initiatives, negatively impacting our overall operations. In addition, we may also find ourselves at greater risk to outside party claims as it increases its operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Certain Information Regarding the Trading of Our Common Stock
Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "W".
Holders of Our Common Stock
As of February 18, 2019, there were 18 holders of record of shares of our Class A common stock and 311 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than this numbers of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding our equity compensation plans and securities authorized for issuance thereunder is set forth under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
During the three months ended December 31, 2018, we issued 58,150 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities was pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.
In November 2018, we issued $575.00 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (the "2018 Notes") to certain financial institutions as the initial purchasers of the 2018 Notes. The issuance of $500.00 million of 2018 Notes closed on November 19, 2018 and the additional $75.00 million of additional 2018 Notes, which were issued pursuant to the exercise of the initial purchasers' option to purchase such additional 2018 Notes, closed on November 29, 2018. Our offering of the 2018 Notes was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the initial purchasers of the 2018 Notes, including that such initial purchasers would only offer, sell or deliver the 2018 Notes to persons whom they reasonably believe to be qualified institutional buyers within the meaning of Rule 144A under the Securities Act.

For more information regarding our 2018 Notes, see Note 14, Convertible Debt, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, which is incorporated into this item by reference.
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
The following consolidated statements of operations data for the fiscal year ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The following consolidated statement of operations data for the fiscal year ended 2015 and 2014 and the consolidated balance sheet data as of December 31, 2015 and 2014 is derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations:
Net revenue	$6,779,174	$4,720,895	$3,380,360	$2,249,885	$1,318,951
Cost of goods sold (1)	5,192,451	3,602,072	2,572,549	1,709,161	1,007,853
Gross profit	1,586,723	1,118,823	807,811	540,724	311,098
Operating expenses:
Customer service and merchant fees (1)	260,046	169,516	127,883	81,230	55,804
Advertising	774,189	549,959	409,125	278,224	191,284
Selling, operations, technology, general and administrative (1)	1,025,767	634,801	467,020	262,620	211,794
Total operating expenses	2,060,002	1,354,276	1,004,028	622,074	458,882
Loss from operations	(473,279)	(235,453)	(196,217)	(81,350)	(147,784)
Interest (expense) income, net	(28,560)	(9,433)	694	1,284	350
Other (expense) income, net	(204)	758	1,756	2,718	(489)
Loss before income taxes	(502,043)	(244,128)	(193,767)	(77,348)	(147,923)
Provision for income taxes	2,037	486	608	95	175
Net loss	(504,080)	(244,614)	(194,375)	(77,443)	(148,098)
Accretion of convertible redeemable preferred units	—	—	—	—	(2,071)
Net loss attributable to common stockholders	$(504,080)	$(244,614)	$(194,375)	$(77,443)	$(150,169)
Net loss per share, basic and diluted	$(5.63)	$(2.81)	$(2.29)	$(0.92)	$(2.97)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	89,472	86,983	84,977	83,726	50,642

(1)	Includes equity based compensation and related taxes as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cost of goods sold	$2,727	$1,091	$474	$280	$369
Customer service and merchant fees	5,859	2,636	2,108	1,007	2,265
Selling, operations, technology, general and administrative	127,829	68,899	49,371	31,688	60,610
	$136,415	$72,626	$51,953	$32,975	$63,244

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short- and long-term investments	$970,265	$641,553	$379,550	$465,954	$415,859
Working capital	$116,713	$77,065	$(80,129)	$95,297	$254,276
Total assets	$1,890,850	$1,213,403	$761,683	$694,581	$555,523
Deferred revenue	$148,057	$94,116	$65,982	$50,884	$26,784
Total stockholders' (deficit) equity	$(330,721)	$(48,329)	$79,384	$242,545	$305,539

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
Overview
We are one of the world's largest online destinations for the home. Through our e-commerce business model, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over fourteen million products from over 11,000 suppliers.
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
Because of the large market opportunity we see in front of us, we are currently investing in several areas across our business. Over the last few years, we have invested in expanding our international business in Canada, the United Kingdom and Germany by building our international infrastructure, developing deeper country-specific knowledge, growing our international supplier networks and establishing our brand presence in select countries. Accordingly, our consolidated net loss of $504.1 million in the year ended December 31, 2018 is primarily driven by our international expansion.
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

Our operating and reportable segments are U.S. and International. The following table presents Direct Retail and Other net revenues attributable to the Company’s reportable segments for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S. Direct Retail	$5,751,975	$4,075,405	$2,993,365
U.S. Other	61,095	77,652	117,132
U.S. segment net revenue	5,813,070	4,153,057	3,110,497
International Direct Retail	966,104	567,838	265,544
International Other	—	—	4,319
International segment net revenue	966,104	567,838	269,863
Total net revenue	$6,779,174	$4,720,895	$3,380,360
For more information on our segments, see Note 11 to the Consolidated Financial Statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Full Year 2018 Financial Highlights

•	Direct Retail net revenue increased $2.1 billion to $6.7 billion, up 44.7% year over year

•	GAAP net loss was $504.1 million

•	Adjusted EBITDA was $(215.0) million or (3.2)% of total net revenue

•	Non-GAAP free cash flow was $(137.1) million
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
We use the following metrics to assess the near and longer-term performance of our overall business (in thousands, except LTM Net Revenue per Active Customer and Average Order Value):

	Year Ended December 31,
	2018	2017	2016
Consolidated Financial Metrics
Net Revenue	$6,779,174	$4,720,895	$3,380,360
Adjusted EBITDA	$(214,986)	$(67,033)	$(88,692)
Free cash flow	$(137,094)	$(113,245)	$(65,272)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$6,718,079	$4,643,243	$3,258,909
Active Customers	15,155	10,990	8,250
LTM Net Revenue per Active Customer	$443	$422	$395
Orders Delivered	28,084	19,411	14,064
Average Order Value	$239	$239	$232

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
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Reconciliation of Adjusted EBITDA
Net loss	$(504,080)	$(244,614)	$(194,375)
Depreciation and amortization (1)	123,542	87,020	55,572
Equity based compensation and related taxes	136,415	72,626	51,953
Interest expense (income), net	28,560	9,433	(694)
Other expense (income), net	204	(758)	(1,756)
Provision for income taxes	2,037	486	608
Other (1)	(1,664)	8,774	—
Adjusted EBITDA	$(214,986)	$(67,033)	$(88,692)
(1) We recorded $9.6 million of one-time charges in the year ended December 31, 2017 in "Selling, operations, technology, general and administrative" in the consolidated statements of operations related to a warehouse we vacated in July 2017. Of the $9.6 million charges, $8.8 million was included in "Other" and related primarily to the excess of our estimated future remaining lease commitments through 2023 over our expected sublease income over the same period, and $0.8 million was included in "Depreciation and amortization" related to accelerated depreciation of leasehold improvements in the warehouse. In the year ended December 2018, we terminated the lease and recorded $1.7 million of a one-time gain related to the difference in the expected future net lease commitments and the actual costs incurred to terminate the lease. The gain was recognized in "Selling, operations, technology, general and administrative" in the consolidated statements of operations.
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
The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$84,861	$33,634	$62,814
Purchase of property and equipment	(159,205)	(100,451)	(96,707)
Site and software development costs	(62,750)	(46,428)	(31,379)
Free cash flow	$(137,094)	$(113,245)	$(65,272)
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
Cost of Goods Sold
Cost of goods sold consists of the cost of product sold to customers, shipping and handling costs and shipping supplies, and fulfillment costs. Fulfillment costs include costs incurred in operating and staffing fulfillment centers, such as costs attributed to receiving, inspecting, picking, packaging and preparing customer orders for shipment. Cost of goods sold also includes direct and indirect labor costs, including equity-based compensation, for fulfillment center oversight, including payroll and related benefit costs. The increase in cost of goods sold is primarily driven by growth in orders delivered, the mix of the product available for sale on our sites, and transportation costs related to delivering orders to our customers.
We earn rebates on our incentive programs with our suppliers. These rebates are earned upon shipment of goods. Amounts due from suppliers as a result of these rebate programs are included as a receivable and are reflected as a reduction of cost of goods sold. We also perform logistics services for suppliers through our CastleGate solution, which are earned upon completion of preparing customer orders for shipments and are reflected as a reduction in costs of goods sold on the consolidated statements of operations. We expect cost of goods sold expenses to remain relatively stable as a percentage of net revenue but some fluctuations are expected due to the wide variety of products we sell.
Customer Service and Merchant Fees
Customer service and merchant fees consist of labor-related costs, including equity-based compensation, of our employees involved in customer service activities and merchant processing fees associated with customer payments made by credit cards and debit cards. Increases in our customer service and merchant fees are driven by the growth in our revenue and are expected to remain relatively consistent as a percentage of revenue. We expect customer service and merchant fees expenses to remain relatively stable as a percentage of net revenue.
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
Interest (Expense) Income, Net
Interest (expense) income, net in 2018 and 2017 consisted primarily of interest expense in connection with our convertible notes and lease financing obligations and, in 2016 lease financing obligation. Interest expense is offset by interest earned on cash, cash equivalents and short- and long-term investments held by us in the respective years.
Other (Expense) Income, Net
Other (expense) income, net consists primarily of foreign currency (losses) gains.
Results of Consolidated Operations (in thousands)

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations:
Net revenue	$6,779,174	$4,720,895	$3,380,360
Cost of goods sold (1)	5,192,451	3,602,072	2,572,549
Gross profit	1,586,723	1,118,823	807,811
Operating expenses:
Customer service and merchant fees (1)	260,046	169,516	127,883
Advertising	774,189	549,959	409,125
Selling, operations, technology, general and administrative (1)	1,025,767	634,801	467,020
Total operating expenses	2,060,002	1,354,276	1,004,028
Loss from operations	(473,279)	(235,453)	(196,217)
Interest (expense) income, net	(28,560)	(9,433)	694
Other (expense) income, net	(204)	758	1,756
Loss before income taxes	(502,043)	(244,128)	(193,767)
Provision for income taxes	2,037	486	608
Net loss	$(504,080)	$(244,614)	$(194,375)
Net loss per share, basic and diluted	$(5.63)	$(2.81)	$(2.29)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	89,472	86,983	84,977

(1)	Includes equity based compensation and related taxes as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of goods sold	$2,727	$1,091	$474
Customer service and merchant fees	5,859	2,636	2,108
Selling, operations, technology, general and administrative	127,829	68,899	49,371
	$136,415	$72,626	$51,953

Comparison of the year ended December 31, 2018 and 2017
Net revenue

	Year Ended December 31,
	2018	2017	% Change
Direct Retail	$6,718,079	$4,643,243	44.7%
Other	61,095	77,652	(21.3)%
Net revenue	$6,779,174	$4,720,895	43.6%
In 2018, net revenue increased by $2.1 billion, or 43.6% compared to 2017, primarily as a result of an increase in Direct Retail net revenue as our U.S. and International businesses continued to scale. In 2018, Direct Retail net revenue increased by $2.1 billion, or 44.7% compared to 2017, primarily due to growth in our customer base, with the number of active customers increasing by 37.9% as of December 31, 2018 compared to December 31, 2017. Additionally, active customers on average spent more in 2018 than the prior year, with LTM net revenue per active customer increasing 5.0% as of December 31, 2018 compared to December 31, 2017. The decrease in Other revenue in 2018 compared to 2017 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business.
Cost of goods sold

	Year Ended December 31,
	2018	2017	% Change
Cost of goods sold	$5,192,451	$3,602,072	44.2%
As a percentage of net revenue	76.6%	76.3%
In 2018, cost of goods sold increased by $1.6 billion, or 44.2%, compared to 2017. Of the increase in cost of goods sold, $1.2 billion was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $0.4 billion as a result of the increase in products delivered during the period. Cost of goods sold as a percentage of net revenue increased in the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily as a result of changes in the mix of the products sold.

Operating Expenses

	Year Ended December 31,
	2018	2017	% Change
Customer service and merchant fees (1)	$260,046	$169,516	53.4%
Advertising	774,189	549,959	40.8%
Selling, operations, technology, general and administrative (1)	1,025,767	634,801	61.6%
Total operating expenses	$2,060,002	$1,354,276	52.1%
As a percentage of net revenue
Customer service and merchant fees (1)	3.8%	3.6%
Advertising	11.4%	11.6%
Selling, operations, technology, general and administrative (1)	15.1%	13.5%
	30.3%	28.7%

(1)	Includes equity-based compensation and related taxes as follows:

	Year Ended December 31,
	2018	2017
Customer service and merchant fees	$5,859	$2,636
Selling, operations, technology, general and administrative	$127,829	$68,899
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Year Ended December 31,
	2018	2017
Customer service and merchant fees	3.7%	3.5%
Selling, operations, technology, general and administrative	13.2%	12.0%
Excluding the impact of equity based compensation and related taxes, customer service and merchant fees expenses increased by $87.3 million in 2018 compared to 2017, primarily due to the increase in net revenue during 2018.
Our advertising expenses increased by $224.2 million in 2018 compared to 2017, primarily as a result of an increase in online and television advertising. Advertising decreased as a percentage of net revenue in 2018 compared to 2017, primarily due to increased leverage from our growing base of repeat customers, and television advertising expense not increasing at the same rate as revenue growth in the U.S., partially offset by advertising investments in Europe and Canada.
Excluding the impact of equity based compensation and related taxes, selling, operations, technology, general and administrative expenses increased by $332.0 million in 2018 compared to 2017. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in selling, operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

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
 Excluding the impact of equity based compensation and related taxes, customer service and merchant fees increased by $41.1 million in 2017 compared to 2016, primarily due to the increase in net revenue during 2017.
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
Excluding the impact of equity based compensation and related taxes, selling, operations, technology, general and administrative expenses increased by $148.3 million in 2017 compared to 2016. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in selling, operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.
Unaudited Quarterly Results of Operations and Other Financial and Operations Data
The following tables set forth selected unaudited quarterly results of operations and other financial and operations data for the eight quarters ended December 31, 2018. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and in the opinion of management, reflects all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

Consolidated Statements of Operations:

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
Net revenue	$960,825	$1,122,856	$1,198,198	$1,439,016	$1,404,269	$1,655,256	$1,705,645	$2,014,004
Cost of goods sold (1)	723,942	853,390	917,889	1,106,851	1,080,445	1,270,249	1,312,875	1,528,882
Gross profit	236,883	269,466	280,309	332,165	323,824	385,007	392,770	485,122
Operating expenses:
Customer service and merchant fees (1)	35,058	39,125	42,949	52,384	53,884	61,792	66,664	77,706
Advertising	118,265	124,241	141,714	165,739	161,646	177,582	202,587	232,374
Selling, operations, technology, general and administrative (1) (2)	139,766	143,652	169,603	181,780	211,363	240,972	268,785	304,647
Total operating expenses	293,089	307,018	354,266	399,903	426,893	480,346	538,036	614,727
Loss from operations	(56,206)	(37,552)	(73,957)	(67,738)	(103,069)	(95,339)	(145,266)	(129,605)
Interest expense, net	(299)	(1,550)	(2,008)	(5,576)	(5,407)	(5,796)	(7,066)	(10,291)
Other income (expense), net	176	451	(227)	358	941	666	1,054	(2,865)
Loss before income taxes	(56,329)	(38,651)	(76,192)	(72,956)	(107,535)	(100,469)	(151,278)	(142,761)
Provision for (benefit from) income taxes	210	224	237	(185)	240	265	448	1,084
Net loss	$(56,539)	$(38,875)	$(76,429)	$(72,771)	$(107,775)	$(100,734)	$(151,726)	$(143,845)
Net loss per share, basic and diluted	$(0.66)	$(0.45)	$(0.88)	$(0.83)	$(1.22)	$(1.13)	$(1.69)	$(1.59)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	86,036	86,714	87,283	87,893	88,467	89,158	89,792	90,445

(1)	Includes equity based compensation and related taxes as follows:

Cost of goods sold	$145	$205	$282	$459	$565	$637	$727	$798
Customer service and merchant fees	644	586	636	770	970	1,133	1,549	2,207
Selling, operations, technology, general and administrative	14,169	15,192	18,680	20,858	25,612	29,840	34,041	38,336
	$14,958	$15,983	$19,598	$22,087	$27,147	$31,610	$36,317	$41,341

(2)
Prior period expenses recorded as "Merchandising, marketing and sales" and "Operations, technology, general and administrative" have been combined into "Selling, operations, technology, general and administrative" on the consolidated statements of operations to conform with current period presentation.

Quarterly Financial Metrics
The following tables set forth selected financial quarterly metrics and other financial and operations data for the eight quarters ended December 31, 2018. The information for each of these quarters should be read in conjunction with our consolidated financial statements and related notes included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except Average Order Value and LTM Net Revenue Per Active Customer)
Consolidated Financial Metrics
Net Revenue	$960,825	$1,122,856	$1,198,198	$1,439,016	$1,404,269	$1,655,256	$1,705,645	$2,014,004
Adjusted EBITDA	$(20,896)	$(2,246)	$(22,672)	$(21,219)	$(49,960)	$(34,809)	$(76,405)	$(53,812)
Free Cash Flow	$(68,970)	$(27,225)	$(18,463)	$1,413	$(47,594)	$(7,545)	$(58,803)	$(23,152)
Segment Financial Metrics
U.S. Direct Retail Net Revenue	$837,556	$976,673	$1,033,669	$1,227,507	$1,186,205	$1,397,009	$1,460,056	$1,708,705
U.S. Other Net Revenue	$20,473	$20,395	$16,975	$19,809	$15,379	$14,335	$13,189	$18,192
U.S. Adjusted EBITDA	$3,728	$20,425	$4,531	$7,204	$(7,938)	$7,200	$(26,036)	$7,725
International Direct Retail Net Revenue	$102,796	$125,788	$147,554	$191,700	$202,685	$243,912	$232,400	$287,107
International Adjusted EBITDA	$(24,624)	$(22,671)	$(27,203)	$(28,423)	$(42,022)	$(42,009)	$(50,369)	$(61,537)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$940,352	$1,102,461	$1,181,223	$1,419,207	$1,388,890	$1,640,921	$1,692,456	$1,995,812
Active Customers	8,855	9,547	10,250	10,990	11,795	12,792	13,860	15,155
LTM Net Revenue Per Active Customer	$394	$402	$408	$422	$432	$440	$443	$443
Orders Delivered	4,213	4,278	4,719	6,202	5,888	6,452	6,938	8,806
Average Order Value	$223	$258	$250	$229	$236	$254	$244	$227
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net loss	$(56,539)	$(38,875)	$(76,429)	$(72,771)	$(107,775)	$(100,734)	$(151,726)	$(143,845)
Depreciation and amortization (1)	20,352	19,323	22,913	24,432	25,962	28,920	32,544	36,116
Equity based compensation and related taxes	14,958	15,983	19,598	22,087	27,147	31,610	36,317	41,341
Interest expense, net	299	1,550	2,008	5,576	5,407	5,796	7,066	10,291
Other (income) expense, net	(176)	(451)	227	(358)	(941)	(666)	(1,054)	2,865
Provision for (benefit from) income taxes	210	224	237	(185)	240	265	448	1,084
Other (1)	—	—	8,774	—	—	—	—	(1,664)
Adjusted EBITDA	$(20,896)	$(2,246)	$(22,672)	$(21,219)	$(49,960)	$(34,809)	$(76,405)	$(53,812)
(1) We recorded $9.6 million of one-time charges in the three months ended September 30, 2017 in "Selling, operations, technology, general and administrative" in the unaudited consolidated and condensed statements of operations related to a warehouse we vacated in July 2017. Of the $9.6 million charges, $8.8 million was included in "Other" and related primarily to the excess of our estimated future remaining lease commitments through 2023 over our expected sublease income over the same period, and $0.8 million was included in "Depreciation and amortization" related to accelerated depreciation of leasehold improvements in the warehouse. In the three months ended December 31, 2018, we terminated the lease and recorded $1.7 million of a one-time gain related to the difference in the expected future net lease commitments and the actual costs incurred to t erminate the lease. The gain was recognized in "Selling, operations, technology, general and administrative" in the consolidated statements of operations.
The following table presents a reconciliation of free cash flow to net cash provided by operating activities for each of the periods indicated (in thousands):

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net cash (used in) provided by operating activities	$(46,098)	$18,101	$24,752	$36,879	$(13,077)	$47,604	$7,804	$42,530
Purchase of property and equipment	(11,952)	(33,596)	(30,980)	(23,923)	(21,363)	(39,730)	(49,411)	(48,701)
Site and software development costs	(10,920)	(11,730)	(12,235)	(11,543)	(13,154)	(15,419)	(17,196)	(16,981)
Free cash flow	$(68,970)	$(27,225)	$(18,463)	$1,413	$(47,594)	$(7,545)	$(58,803)	$(23,152)

Liquidity and Capital Resources
Sources of Liquidity

	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$849,461	$558,960
Short-term investments	$114,278	$61,032
Accounts receivable, net	$50,603	$37,948
Long-term investments	$6,526	$21,561
Working capital	$116,713	$77,065
Historical Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net loss	$(504,080)	$(244,614)	$(194,375)
Net cash provided by operating activities	$84,861	$33,634	$62,814
Net cash used in investing activities	$(260,287)	$(130,335)	$(95,880)
Net cash provided by (used in) financing activities	$467,463	$374,971	$(20,883)
At December 31, 2018, our principal source of liquidity was cash and cash equivalents and short- and long-term investments totaling $970.3 million, which includes $562.0 million of net proceeds from the issuance of our 2018 Notes in November 2018, partially offset by $93.4 million in premiums paid at the same time for separate capped call transactions. We believe that our existing cash and cash equivalents and investments, together with cash generated from operations and the cash available under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements.
Capital expenditures were 3.3% of net revenue for the year ended December 31, 2018 and related primarily to our ongoing investments in our technology infrastructure and equipment purchases and improvements for leased warehouses within our expanding logistics network. We expect capital expenditures to be approximately 5% of net revenue for the first quarter of 2019, as we continue to build out our technology infrastructure and logistics network.
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
Cash provided by operating activities in the year ended December 31, 2018 was $84.9 million and was driven primarily by cash provided by operating assets and liabilities of $315.3 million, equity based compensation of $127.6 million, certain non-cash items including depreciation and amortization expense of $123.5 million and amortization of discount and issuance costs related to our convertible notes of $22.6 million, partially offset by net loss of $504.1 million and other non-cash items of $0.1 million.

Cash provided by operating activities in the year ended December 31, 2017 was $33.6 million and was driven primarily by cash provided by operating assets and liabilities of $116.4 million, certain non-cash items including depreciation and amortization expense of $87.0 million, equity based compensation of $67.8 million, amortization of discount and issuance costs related to our convertible notes of $5.8 million and other non-cash items of $1.2 million, partially offset by net loss of $244.6 million.
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
Cash used in investing activities in the year ended December 31, 2018 was $260.3 million and was primarily driven by purchases of property and equipment of $159.2 million, purchases of short-term and long-term investments of $99.0 million, and site and software development costs of $62.8 million, partially offset by sale and maturities of short-term investments of $61.1 million and other investing activities of 0.4 million.
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
Financing Activities
Cash provided by financing activities in the year ended December 31, 2018 was $467.5 million and was primarily due to $562.0 million of net proceeds from the issuance of our 2018 Notes and $0.1 million net proceeds from the exercise of stock options, partially offset by $93.4 million in premiums paid for separate capped call transactions, and $1.2 million statutory minimum taxes paid related to net share settlements of equity awards.
Cash provided by financing activities in the year ended December 31, 2017 was $375.0 million and was primarily due to $420.4 million of net proceeds from the issuance of our 2017 Notes and $0.2 million net proceeds from the exercise of stock options, partially offset by $44.2 million in premiums paid for separate capped call transactions, and $1.4 million statutory minimum taxes paid related to net share settlements of equity awards.
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
Credit Agreement and Convertible Notes
For information regarding our credit agreement and convertible notes, see Note 13, Credit Agreement, Note 14, Convertible Debt, and Note 16, Subsequent Event, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2018:

	Payment Due by Period
	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Lease Obligations	$106,456	$253,774	$248,928	$594,464	$1,203,622
Convertible Notes	$7,763	$16,172	$445,805	$581,469	$1,051,209
We lease office space under non-cancelable leases. These leases expire at various dates through 2034 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. We recognize rent expense on a straight-line basis over the lease periods. For information regarding our lease obligations, see Note 7, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
We recognize revenue using the gross method for product sales generated through our five distinct sites and through websites operated by third parties only when we have concluded that the Company controls the product before it is transferred to the customer. The Company controls products when it is the entity responsible for fulfilling the promise to the customer and takes responsibility for the acceptability of the goods, assumes inventory risk from shipment through the delivery date, has discretion in establishing prices, and selects the suppliers of products sold. We recognize net revenue when the product has been delivered to the customer.
As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available and as such we estimate delivery dates based on historical data. Net revenue from product sales includes shipping costs charged to the customer and is recorded net of taxes collected from customers, which are remitted to governmental authorities. Cash discounts and rebates earned by customers at the time of purchase are deducted from gross revenue in determining net revenue. Allowances f or sales returns are estimated and recorded based on prior returns history, recent trends, and projections for returns on sales in the current period.
We recognize gift cards and site credits in the period they are redeemed. Unredeemed gift cards and site credits not subject to requirements to remit balances to governmental agencies are recognized as net revenue based on historical redemption patterns, which are substantially within twenty-four months of issuance.
We maintain a membership rewards program for purchases made with our private label credit card, a Wayfair-branded credit card that can only be used at our five U.S. sites. Enrolled customers earn points that may be redeemed for future purchases. We defer a portion of our revenue associated with rewards that are ultimately expected to be redeemed.
We earn revenue through third-party advertisers that pay based on the number of advertisement related clicks, actions, or impressions for ads placed on our sites. Revenue earned under these arrangements is included in net revenue and is recognized in the period in which the click, action, or impression occurs.
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
If we do not meet the sale-leaseback criteria for derecognition of the building asset and liability, the financing obligation and corresponding building asset are recorded in "Lease financing obligations, net of current portion" and "Property and equipment, net," respectively, within our consolidated balance sheets. The monthly rent payments made to the lessor under the lease agreement are recorded in our financial statements as land lease expense and principal and interest on the financing obligation. Interest expense on the lease financing obligation reflects the portion of the Company's monthly lease payments that is allocated to interest expense and is recorded in Interest (expense) income, net in our consolidated statements of operations. The building asset is depreciated over its useful life during the lease period.
Inventory
Inventories consisting of finished goods are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of merchandise for resale. This valuation requires us to make judgments based on currently-available information about the likely method of disposition, such as through sales to individual customers, liquidations, and expected recoverable values of each disposition category.
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
Our 2017 Notes, which were issued in September 2017, carry a fixed interest rate of 0.375% per year and our 2018 Notes, which were issued in November 2018, carry a fixed interest rate of 1.125% per year. Since the Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates.

Interest on the revolving line of credit incurred pursuant to the credit agreements described herein would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any change in prevailing interest rates will have a material impact on our results of operations.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our total revenue is not currently subject to significant foreign currency risk. However, as our international business has grown, fluctuations in foreign currency exchange rates have started to have a greater impact. Our operating expenses are denominated in the currencies of the countries in which our operations are located or in which net revenue is generated, and as a result we face exposure to adverse movements in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Canadian Dollar, as the financial results of our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions, but we may do so in the future. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially.
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wayfair Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wayfair Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.
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

Boston, Massachusetts
February 25, 2019

WAYFAIR INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$849,461	$558,960
Short-term investments	114,278	61,032
Accounts receivable, net of allowance of $9,312 and $7,000 at December 31, 2018 and December 31, 2017, respectively	50,603	37,948
Inventories	46,164	28,042
Prepaid expenses and other current assets	195,430	130,838
Total current assets	1,255,936	816,820
Property and equipment, net	606,977	361,141
Goodwill and intangible assets, net	2,585	3,105
Long-term investments	6,526	21,561
Other noncurrent assets	18,826	10,776
Total assets	$1,890,850	$1,213,403
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$650,174	$440,366
Accrued expenses	212,997	120,247
Deferred revenue	148,057	94,116
Other current liabilities	127,995	85,026
Total current liabilities	1,139,223	739,755
Lease financing obligations, net of current portion	183,056	82,580
Long-term debt	738,904	332,905
Other liabilities	160,388	106,492
Total liabilities	2,221,571	1,261,732
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at December 31, 2018 and December 31, 2017	—	—
Stockholders’ deficit:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 62,329,701 and 57,398,983 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	63	57
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 28,417,882 and 30,809,627 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	28	31
Additional paid-in capital	753,657	537,212
Accumulated deficit	(1,082,689)	(583,266)
Accumulated other comprehensive loss	(1,780)	(2,363)
Total stockholders' deficit	(330,721)	(48,329)
Total liabilities and stockholders' deficit	$1,890,850	$1,213,403

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net revenue	$6,779,174	$4,720,895	$3,380,360
Cost of goods sold	5,192,451	3,602,072	2,572,549
Gross profit	1,586,723	1,118,823	807,811
Operating expenses:
Customer service and merchant fees	260,046	169,516	127,883
Advertising	774,189	549,959	409,125
Selling, operations, technology, general and administrative	1,025,767	634,801	467,020
Total operating expenses	2,060,002	1,354,276	1,004,028
Loss from operations	(473,279)	(235,453)	(196,217)
Interest (expense) income, net	(28,560)	(9,433)	694
Other (expense) income, net	(204)	758	1,756
Loss before income taxes	(502,043)	(244,128)	(193,767)
Provision for income taxes	2,037	486	608
Net loss	$(504,080)	$(244,614)	$(194,375)
Net loss per share, basic and diluted	$(5.63)	$(2.81)	$(2.29)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	89,472	86,983	84,977

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(504,080)	$(244,614)	$(194,375)
Other comprehensive loss:
Foreign currency translation adjustments	553	(2,196)	(102)
Net unrealized gain (loss) on available-for-sale investments	30	(180)	251
Comprehensive loss	$(503,497)	$(246,990)	$(194,226)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)

	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity (Deficit)
Balance at December 31, 2015	84,311	$84	$378,162	$(135,565)	$(136)	$242,545
Net loss	—	—	—	(194,375)	—	(194,375)
Other comprehensive income	—	—	—	—	149	149
Exercise of options to purchase common stock	70	1	208	—	—	209
Issuance of common stock upon vesting of RSUs	1,963	2	—	—	—	2
Shares withheld related to net settlement of RSUs	(525)	(1)	(21,091)	—	—	(21,092)
Equity compensation expense	—	—	51,494	—	—	51,494
Acquisition of a business	12	—	452	—	—	452
Balance at December 31, 2016	85,831	86	409,225	(329,940)	13	79,384
Net loss	—	—	—	(244,614)	—	(244,614)
Other comprehensive income	—	—	—	—	(2,376)	(2,376)
Exercise of options to purchase common stock	84	—	244	—	—	244
Issuance of common stock upon vesting of RSUs	2,327	2	—	—	—	2
Shares withheld related to net settlement of RSUs	(33)	—	(1,562)	—	—	(1,562)
Equity compensation expense	—	—	71,380	—	—	71,380
Adoption of ASU No. 2016-09	—	—	8,712	(8,712)	—	—
Equity component of issuance of convertible notes, net (Note 14)	—	—	49,213	—	—	49,213
Balance at December 31, 2017	88,209	88	537,212	(583,266)	(2,363)	(48,329)
Net loss	—	—	—	(504,080)	—	(504,080)
Other comprehensive income	—	—	—	—	583	583
Exercise of options to purchase common stock	46	—	138	—	—	138
Issuance of common stock upon vesting of RSUs	2,504	3	—	—	—	3
Shares withheld related to net settlement of RSUs	(11)	—	(1,284)	—	—	(1,284)
Equity compensation expense	—	—	133,638	—	—	133,638
Adoption of ASU No. 2014-09	—	—	—	4,657	—	4,657
Equity component of issuance of convertible notes, net (Note 14)			83,953			83,953
Balance at December 31, 2018	90,748	$91	$753,657	$(1,082,689)	$(1,780)	$(330,721)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(504,080)	$(244,614)	$(194,375)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	123,542	87,020	55,572
Equity based compensation	127,564	67,840	49,402
Amortization of discount and issuance costs on convertible notes	22,585	5,830	—
Other non-cash adjustments	(56)	1,198	331
Changes in operating assets and liabilities:
Accounts receivable	(12,792)	(18,172)	(9,217)
Inventories	(18,319)	(9,454)	1,351
Prepaid expenses and other current assets	(65,195)	(39,124)	(16,179)
Accounts payable and accrued expenses	285,064	104,184	126,013
Deferred revenue and other liabilities	134,705	81,354	51,914
Other assets	(8,157)	(2,428)	(1,998)
Net cash provided by operating activities	84,861	33,634	62,814

Cash flows from investing activities
Purchase of short-term and long-term investments	(99,002)	(54,551)	(88,112)
Sale and maturities of short-term investments	61,068	71,095	119,810
Purchase of property and equipment	(159,205)	(100,451)	(96,707)
Site and software development costs	(62,750)	(46,428)	(31,379)
Cash received from the sale of a business, net of cash sold	—	—	1,508
Other investing activities, net	(398)	—	(1,000)
Net cash used in investing activities	(260,287)	(130,335)	(95,880)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	562,047	420,449	—
Premiums paid for capped call confirmations	(93,438)	(44,160)	—
Taxes paid related to net share settlement of equity awards	(1,284)	(1,562)	(21,092)
Net proceeds from exercise of stock options	138	244	209
Net cash provided by (used in) financing activities	467,463	374,971	(20,883)
Effect of exchange rate changes on cash and cash equivalents	(1,536)	850	(387)
Net increase (decrease) in cash and cash equivalents	290,501	279,120	(54,336)
Cash and cash equivalents
Beginning of year	558,960	279,840	334,176
End of year	$849,461	$558,960	$279,840

Supplemental Cash Flow Information
Cash paid for interest on long-term debt	$1,554	$—	$—
Cash paid for interest on finance lease obligations	$9,058	$—	$—
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$15,383	$8,533	$1,336
Construction costs capitalized under finance lease obligations and other leases	$125,796	$47,276	$53,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1. Basis of Presentation
Wayfair Inc. (the "Company") is one of the world's largest online destinations for the home. Through its e-commerce business model, the Company offers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over fourteen million products from over 11,000 suppliers.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements of Wayfair Inc. include its wholly owned subsidiaries including the accounts of Wayfair LLC and its wholly owned subsidiaries (collectively the "Company" or "Wayfair"). All intercompany accounts and transactions have been eliminated. Below is a summary of the wholly-owned subsidiaries of the Company with operations:

Subsidiary	Location
Wayfair LLC	U.S.
Wayfair Securities Corporation	U.S.
SK Retail, Inc.	U.S.
CastleGate Logistics Inc.	U.S.
CastleGate Logistics Hong Kong Limited	Hong Kong
CastleGate Logistics Canada Inc.	Canada
Wayfair Maine LLC	U.S.
Wayfair Transportation LLC	U.S.
Wayfair Stores Limited	Republic of Ireland
Wayfair (UK) Limited	United Kingdom
Wayfair GmbH	Germany
Wayfair (BVI) Ltd.	British Virgin Islands
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

Notes to Consolidated Financial Statements (Continued)

The Company classifies its marketable securities as "available-for-sale" securities. Available-for-sale securities are classified as short-term investments and long-term investments on the consolidated balance sheets and are carried at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are recorded, net of taxes, in the "Accumulated other comprehensive loss" caption of the Company’s consolidated balance sheets. Unrealized losses, excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that the Company (i) does not intend to sell and (ii) will not be required to sell below cost are also recorded, net of taxes, in "Accumulated other comprehensive loss." Further, the Company does not believe it will be required to sell such securities below cost. Therefore, the only other-than-temporary losses the Company records in "Other income, net" in its consolidated statements of operations are related to credit losses. As of December 31, 2018 and 2017, the Company’s available-for-sale securities consisted of investment securities. The maturities of the Company’s long-term marketable securities generally range from one to two years. As of December 31, 2018 and 2017, the Company's available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. The cost basis of a marketable security sold is determined by the Company using the specific identification method.
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company measures its cash equivalents and short-term and long-term investments at fair value. The Company classifies its cash equivalents within Level 1 because the Company values these investments using quoted market prices. The fair value of the Company's Level 1 financial assets is based on quoted market prices of the identical underlying security. The Company classifies short-term and long-term investments within Level 2 because unadjusted quoted prices for identical or similar assets in markets are not active. The Company does not have any assets or liabilities classified as Level 3 financial assets. Refer to Note 3, Fair Value Measurements, for additional detail.
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short-term and long-term investments, and accounts receivable. The risk with respect to cash and cash equivalents and short-term and long-term investments is minimized by the Company's policy of investing in financial instruments (i.e., cash equivalents) with near-term maturities issued by highly rated financial institutions. At times, these balances may exceed federally insured limits; however, to date, the Company has not incurred any losses on these investments. As of December 31, 2018 and 2017, the Company had $129.5 million and $63.4 million, respectively, in banks located outside the U.S. The risk with respect to accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business.
Leases
The Company leases office space in several countries under non-cancelable lease agreements. The Company generally leases its office facilities under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on the balance sheet. The terms of certain lease agreements provide for rental payments on a graduated basis, however, the Company recognizes rent expense on a straight-line basis over the lease period in accordance with authoritative accounting guidance. Any lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date the Company becomes legally obligated for the rent payments or when it takes possession of the office space, whichever is earlier.
The Company establishes assets and liabilities for the estimated construction costs incurred under lease arrangements where the Company is considered the owner for accounting purposes only, or build-to-suit leases, to the extent the Company is involved

Notes to Consolidated Financial Statements (Continued)

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
Foreign Currency Translation
The functional currency of the Company is the U.S. dollar, while the functional currency of certain wholly-owned subsidiaries outside of the U.S. is as follows:

Subsidiary	Currency
Wayfair Stores Limited	Euro
Wayfair (UK) Limited	Pound sterling
Wayfair GmbH	Euro
Wayfair (BVI) Ltd.	Euro
CastleGate Logistics Canada Inc.	Canadian dollar
CastleGate Logistics Hong Kong Limited	Hong Kong dollar
The financial statements of the Company are translated to U.S. dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. The effects of foreign currency translation are included in other comprehensive loss in the consolidated statements of comprehensive loss. Transaction gains and losses are included in the Company's consolidated statements of operations. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss within total stockholders' deficit.
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
Goods In-Transit
Goods in-transit to customers are recorded in prepaid expenses and other current assets. Risk of loss and the transfer of title from the supplier to the Company occur at freight on board shipping point. As of December 31, 2018 and 2017, goods in-transit amounted to $83.7 million and $54.5 million, respectively.

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
Total costs capitalized, net of accumulated amortization, totaled $62.9 million and $45.4 million as of December 31, 2018 and 2017, respectively, and are included in "Property and equipment, net" in the consolidated balance sheets. Amortization expense for the years ended December 31, 2018, 2017, and 2016 were $51.3 million, $34.5 million, and $21.6 million, respectively.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. For the years ended December 31, 2018, 2017, and 2016, no impairment of long-lived assets or identifiable intangibles had been indicated.
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
Revenue Recognition
The Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") as of January 1, 2018. The company primarily generated revenue through product sales on its five distinct sites ("Direct Retail" net revenue) and through (i) product sales on websites operated by third parties and (ii) fees earned for media solutions (collectively, "Other" net revenue).
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

Notes to Consolidated Financial Statements (Continued)

Net revenue from product sales includes shipping costs charged to the customer and is recorded net of taxes collected from customers, which are remitted to governmental authorities. Cash discounts and rebates earned by customers at the time of purchase are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on prior returns history, recent trends, and projections for returns on sales in the current period. Allowances for sales returns at December 31, 2018 and 2017, were $35.7 million and $21.2 million, respectively. Actual returns in subsequent periods have been consistent with estimated amounts.

The Company also earns revenue through third-party advertisers that pay based on the number of advertisement related clicks, actions, or impressions for advertisements placed on the Company's sites. Revenue earned under these arrangements is included in net revenue and is recognized in the period in which the click, action, or impression occurs.

Net revenue from contracts with customers is disaggregated by Direct Retail and Other net revenue and by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 11, Segment and Geographic Information, for additional detail.

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

Contractual liabilities included in "Deferred revenue" and "Other current liabilities" in the consolidated balance sheets were $148.1 million and $3.1 million at December 31, 2018 and $94.1 million and$2.6 million at December 31, 2017, respectively. During the year ended December 31, 2018, the Company recognized $77.3 million and $2.5 million of net revenue included in "Deferred revenue" and "Other current liabilities," respectively, at December 31, 2017.

The Company adopted ASU 2014-09 as of January 1, 2018 using a modified retrospective approach and recognized a $4.7 million cumulative-effect adjustment to reduced "Accumulated deficit." The cumulative-effect adjustment to "Accumulated deficit" was due to breakage of gift cards and site credits, to the extent there is no requirement for remitting balances to governmental agencies. Prior period balances were not retrospectively adjusted. The adoption of ASU 2014-09 did not have a material impact on the Company's balance sheet and financial results for the year ended December 31, 2018.
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

Notes to Consolidated Financial Statements (Continued)

Advertising Costs
Advertising consists of direct response performance marketing costs, such as display advertising, paid search advertising, social media advertising, search engine optimization, comparison shopping engine advertising, television advertising, direct mail, catalog and print advertising. Expenditures for advertising are expensed in the period that the advertising first takes place. Advertising expense amounted to $774.2 million, $550.0 million, and $409.1 million in the years ended December 31, 2018, 2017, and 2016, respectively. Included in prepaid expenses at December 31, 2018 and 2017 are approximately $0.7 million and $0.6 million, respectively, of prepaid advertising costs.
Merchant Processing Fees
Merchant processing fees totaling $133.4 million, $88.7 million, and $66.0 million in the years ended December 31, 2018, 2017, and 2016, respectively, are included in customer service and merchant fees expense in the consolidated statements of operations. These fees are charged by third parties that provide merchant processing services for customer payments made by credit cards and debit cards.
Retail Partner Fees
The Company sells its products through websites owned and operated by third-party online retailers, or retail partners. The Company pays a fee for sales generated through these websites and records them as merchant processing fees and advertising costs. Retail partner fees included in merchant processing fees are $1.2 million, $1.5 million, and $1.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. Retail partner fees included in advertising costs are $5.5 million, $7.0 million, and $11.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Equity-Based Compensation
The Company accounts for its equity-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all equity-based payments to employees to be recognized as expense in the statements of operations based on their grant date fair values. The Company has granted stock options, restricted shares and restricted stock units. The Company has primarily granted restricted stock units, and to a lesser extent, restricted stock. The Company granted only restricted stock units to employees in the years ended December 31, 2018, 2017, and 2016. Restricted stock values are determined based on the quoted market price of our Class A common stock on the date of grant. The Company accounts for equity awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of an award to non-employees be remeasured at fair value as the award vests.
The Company adopted ASU 2016-09 "Compensation - Stock Compensation" as of January 1, 2017 using a modified retrospective approach with the option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, with a cumulative-effect adjustment to retained earnings recognized as of January 1, 2017 of $8.7 million. The adoption of ASU 2016-09 also requires all income tax adjustments to be recorded in the consolidated and condensed statements of operations.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. At December 31, 2018, we maintain a full valuation allowance against our net deferred tax asset in all entities with net deferred tax asset.
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
We evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. Our position is based upon several factors including management's evaluation of the Company and i

Notes to Consolidated Financial Statements (Continued)

ts subsidiaries' financial requirements, the short term and long term operational and fiscal objectives of the Company, and the tax consequences associated with the repatriation of earnings.
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
Subsequent Events
The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2018, but prior to the filing of the financial statements with the U.S. Securities and Exchange Commission, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of these financial statements. Refer to Note 16, Subsequent Event, for additional detail.
Recent Accounting Pronouncements
Stock Compensation
In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, ASU 2018-07 is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities, ASU 2018-07 is effective for annual periods beginning after December 15, 2019. We do not believe the adoption of ASU 2017-09 will have a material impact the Company’s consolidated financial position, results of operations or cash flows.
Leases
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). This ASU revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of the remaining lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). The FASB issued ASU 2018-11 "Leases, Targeted Improvements," which creates the optional transition expedient that allows an entity to apply the transition provisions of the new standard, including its disclosure requirements, at its adoption date instead of at the beginning of the earliest comparative period originally required by ASU 2016-02. The Company will adopt the new lease standard as of January 1, 2019 using the modified retrospective approach, applying the transition provisions of the new standard as of the adoption date.
Management will elect the package of practical expedients which among other things, allows the Company to carryforward historical lease classification. The adoption of this standard will result in the derecognition of building assets and finance lease obligations for certain leases that did not pass the sale-leaseback criteria and the recognition of a lease liability and right-of-use asset for these leases in addition to operating leases with an initial term greater than twelve months that are currently not recorded on the consolidated balance sheets. Management expects the adoption of the standard will result in 1) the removal of approximately $0.2 billion of lease finance obligations and correlated property and equipment, net and 2) the addition of approximately $0.5 billion in operating lease right of use assets and $0.6 billion in operating lease right of use liabilities.
We do not believe the adoption of ASU 2016-02 will have a notable impact on the Company's liquidity or a materially adverse impact on the Company's debt-covenant compliance.

Notes to Consolidated Financial Statements (Continued)

3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of December 31, 2018 and 2017, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $120.8 million and $82.6 million, respectively. The Company periodically reviews its available-for-sale securities for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period, and its intent to sell. As of December 31, 2018 and 2017, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. During the years ended December 31, 2018, 2017, and 2016, the Company did not recognize any other-than-temporary impairment loss. The maturities of the Company’s long-term marketable securities generally range from one to two years. The cost basis of a marketable security sold is determined by the Company using the specific identification method. During the years ended December 31, 2018, 2017, and 2016, the Company did not have any realized gains or losses.
The following tables present details of the Company’s marketable securities as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$114,402	$(124)	$114,278
Long-term:
Investment securities	6,603	(77)	6,526
Total	$121,005	$(201)	$120,804

	December 31, 2017
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$61,129	$(97)	$61,032
Long-term:
Investment securities	21,695	(134)	21,561
Total	$82,824	$(231)	$82,593

Notes to Consolidated Financial Statements (Continued)

Fair Value Measurements
The following tables set forth the fair value of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2018 and 2017 based on the three-tier value hierarchy described in Note 2, Summary of Significant Accounting Policies (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other funds	$715,086	$—	$—	$715,086
Short-term investments:
Investment securities	—	114,278	—	114,278
Other non-current assets:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	6,526	—	6,526
Total	$720,086	$120,804	$—	$840,890

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$488,029	$—	$—	$488,029
Short-term investments:
Investment securities	—	61,032	—	61,032
Other non-current assets
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	21,561	—	21,561
Total	$493,029	$82,593	$—	$575,622
4. Intangible assets and Goodwill
The following table summarizes intangible assets as of December 31, 2018 and 2017 (in thousands):

	Weighted-Average	December 31, 2018
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,900)	$—
Technology	3	1,678	(1,192)	486
Customer relationships	5	1,300	(1,300)	—
Total		$4,878	$(4,392)	$486

Notes to Consolidated Financial Statements (Continued)

	Weighted-Average	December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks	5	$1,900	$(1,678)	$222
Technology	3	1,453	(646)	807
Customer relationships	5	1,300	(1,148)	152
Total		$4,653	$(3,472)	$1,181
Amortization expense related to intangible assets was $0.9 million, $1.1 million, and $0.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. The estimated future amortization expense of purchased intangible assets as of December 31, 2018, is as follows (in thousands):

Total
2019	$398
2020	75
2021	13
Thereafter	—
Total	$486
Goodwill was $2.1 million and $1.9 million for the years ended December 31, 2018 and December 31, 2017, respectively.
In January 2019, the Company sold certain intellectual property. As of December 31, 2018, the net carrying amount of the goodwill was $1.7 million. The proceeds from the sale exceeded the carrying value of the intellectual property.
5. Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Furniture and computer equipment	$339,761	$213,790
Site and software development costs	172,653	118,356
Leasehold improvements	109,929	82,614
Construction in progress	90,104	46,826
Building (leased - see Note 7)	184,694	83,681
	897,141	545,267
Less accumulated depreciation and amortization	(290,164)	(184,126)
Property and equipment, net	$606,977	$361,141
Property and equipment depreciation and amortization expense was $122.6 million, $85.9 million, and $54.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements (Continued)

6. Prepaid Expenses and Other Current Assets, Accrued Expenses, Other Current Liabilities, and Other Liabilities
The following table presents the components of selected balance sheet items as of December 31, 2018 and 2017 (in thousands):

	December 31,
Prepaid expenses and other current assets:	2018	2017
Deferred costs in transit	$83,652	$54,483
Supplier receivable	31,842	29,941
Supplier credits receivable	17,667	12,936
Other prepaid and other current assets	62,269	33,478
Total prepaid expenses and other current assets	$195,430	$130,838

	December 31,
Accrued expenses:	2018	2017
Employee compensation and related benefits	$91,914	$55,142
Advertising	67,259	38,888
Accrued property, plant and equipment	13,955	8,592
Credit card	16,740	4,573
Audit, legal and professional fees	1,703	1,749
Other accrued expenses	21,426	11,303
Total accrued expenses	$212,997	$120,247

	December 31,
Other current liabilities:	2018	2017
Sales tax payable	$49,989	$35,726
Sales return reserve	35,707	21,243
Other current liabilities	42,299	28,057
Total current other liabilities	$127,995	$85,026

	December 31,
Other liabilities:	2018	2017
Deferred rent	$99,746	$59,811
Construction costs under build-to-suit leases	60,089	37,545
Other liabilities	553	9,136
Total other liabilities	$160,388	$106,492

Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies
Leases
The Company leases office and warehouse spaces under non-cancelable leases. These leases expire at various dates through 2034 and include discounted rental periods and fixed escalation clauses, which are amortized straight-line over the terms of the lease. Future minimum rental commitments under non-cancelable leases with initial or remaining terms in excess of one year at December 31, 2018 were as follows (in thousands):

Amount
2019	$106,456
2020	123,757
2021	130,017
2022	126,230
2023	122,698
Thereafter	594,464
Total	$1,203,622
Rent expense under operating leases was $63.8 million, $45.2 million, and $33.6 million in the years ended December 31, 2018, 2017 and 2016, respectively. The Company has issued letters of credit for approximately $26.8 million and $15.3 million as security for these lease agreements as of December 31, 2018 and 2017, respectively.
Future lease payments have not been reduced by minimum sublease rentals of $3.4 million due to the Company in the future under non-cancelable subleases through 2020.
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
In the year ended December 31, 2018, the construction of three warehouse lease arrangements were completed. In the first warehouse lease arrangement, the Company concluded it had a letter of credit of $2.5 million and as a result the Company did not meet the sale-leaseback criteria for derecognition of the building assets and liabilities. In both the second and third warehouse lease arrangements the Company provided non-recourse financing to the lessor and as a result the Company did not meet the sale-leaseback criteria for derecognition of the building assets and liabilities.
In the year ended December 31, 2017, the construction of two warehouse lease arrangements were completed. In both lease warehouse lease arrangements, the Company concluded it had letters of credit of $0.8 million and $1.0 million and as a result the Company did not meet the sale-leaseback criteria for derecognition of the building assets and liabilities.
Accordingly, these leases were accounted for as financing obligations and $101.0 million and $53.8 million were recorded in "Lease financing obligations, net of current portion" and "Property and equipment, net," respectively, in the Company’s consolidated balance sheet as of December 31, 2018 and December 31, 2017 respectively. The monthly rent payments made to the lessor under the lease agreement are recorded in the Company’s financial statements as land lease expense and principal and interest on the financing obligation. Interest expense on the lease financing obligation reflects the portion of the Company's monthly lease payments that is allocated to interest expense. For the years ended December 31, 2018, 2017, and 2016 land lease expense was $2.7 million $0.9 million and $0.1 million respectively, and interest expense on lease financing obligations was $12.0 million, $6.9 million, and $1.4 million respectively. As of December 31, 2018, future minimum commitments related to the financing obligations were $75.6 million and $22.1 million for principal and interest, respectively, through December 31, 2023.
Collection of Sales or Other Similar Taxes
The Company has historically collected and remitted sales tax based on the locations of its physical operations. On June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494. Among other things, the Court held that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Several states and other taxing jurisdictions have presented, or indicated that they may present, the Company with sales tax assessments. The aggregate

Notes to Consolidated Financial Statements (Continued)

assessments received as of December 31, 2018 are not material to the Company's business and the Company does not expect the Court's decision to have a significant impact on its business.
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
On January 10, 2019 and January 16, 2019, putative securities class action complaints were filed against the Company and three of its officers in the U.S. District Court for the District of Massachusetts. The two complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. Each plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between August 2, 2018 and October 31, 2018 and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. The Company intends to defend these lawsuits vigorously. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of these cases or determine an estimate, or a range of estimates, of potential losses.
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
8. Employee Benefit Plans
The Company has a defined-contribution, incentive savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have reached the age of 21 years. Employees may elect to defer compensation up to a dollar limit (as allowable by the Internal Revenue Code), of which up to 4% of an employee's salary will be matched by the Company. The amounts deferred by the employee and the matching amounts contributed by the Company both vest immediately. The amount expensed under the plan totaled approximately $18.2 million, $9.0 million, and $6.3 million in the years ended December 31, 2018, 2017 and 2016, respectively.
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
8,603,066 shares of Class A common stock were initially available for issuance under awards granted pursuant to the 2014 Plan. The 2014 Plan also contains an evergreen provision whereby the shares available for future grant are increased on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024. As of January 1, 2019, 6,202,378 shares of Class A common stock were available for future grant under the 2014 Plan. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 and 2014 Plans are available for future grant under the 2014 Plan.

Notes to Consolidated Financial Statements (Continued)

The following table presents activity relating to stock options for the year ended December 31, 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	126,383	$3.02	3.5
Options exercised	(46,581)	$2.97
Outstanding and exercisable at December 31, 2018	79,802	$3.05	2.5
Intrinsic value of stock options exercised was $4.3 million and $4.8 million for the years ended December 31, 2018 and 2017, respectively. Aggregate intrinsic value of stock options outstanding and currently exercisable is $6.9 million as of December 31, 2018. All stock options were fully vested at December 31, 2018.
The following table presents activity relating to restricted common stock for the year ended December 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	40,000	$44.34
Restricted stock vested	(20,000)	$44.34
Unvested as of December 31, 2018	20,000	$44.34
The intrinsic value of restricted common stock vested was $1.8 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively. Aggregate intrinsic value of restricted common stock unvested is $1.8 million as of December 31, 2018. Unrecognized equity based compensation expense related to restricted common stock expected to vest over time is $1.8 million with a weighted average remaining vesting term of 1.0 year as of December 31, 2018.
The following table presents activity relating to RSUs for the year ended December 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	6,853,606	$46.28
RSUs granted	4,834,598	$92.62
RSUs vested	(2,523,359)	$47.61
RSUs forfeited/canceled	(1,193,886)	$57.53
Outstanding as of December 31, 2018	7,970,959	$72.43
The intrinsic value of RSUs vested was $262.4 million and $137.2 million for the years ended December 31, 2018 and 2017, respectively. Aggregate intrinsic value of RSUs unvested is $718.0 million as of December 31, 2018. Unrecognized equity based compensation expense related to RSUs expected to vest over time is $531.5 million with a weighted average remaining vesting term of 1.6 years as of December 31, 2018.
10. Stockholders' Deficit
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of December 31, 2018, the Company had no shares of undesignated preferred stock issued or outstanding.

Notes to Consolidated Financial Statements (Continued)

Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 62,329,701 and 57,398,983 shares of Class A common stock and 28,417,882 and 30,809,627 shares of Class B common stock were outstanding as of December 31, 2018 and 2017, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the Company's initial public offering through December 31, 2018, 53,619,863 shares of Class B common stock were converted to Class A common stock.
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
The Company allocates certain operating expenses to the operating and reportable segments, including "Customer service and merchant fees" and "Selling, operations, technology, general and administrative" based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including "Depreciation and amortization, "Equity based compensation and related taxes," "Interest (expense) income, net," "Other (expense) income, net," and "Provision for income taxes." There are no revenue transactions between the Company's reportable segments.
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

Notes to Consolidated Financial Statements (Continued)

The following tables present Direct Retail and Other net revenues and Adjusted EBITDA attributable to the Company’s reportable segments for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S. Direct Retail	$5,751,975	$4,075,405	$2,993,365
U.S. Other	61,095	77,652	117,132
U.S. segment net revenue	5,813,070	4,153,057	3,110,497
International Direct Retail	966,104	567,838	265,544
International Other	—	—	4,319
International segment net revenue	966,104	567,838	269,863
Total	$6,779,174	$4,720,895	$3,380,360

	Year Ended December 31,
	2018	2017	2016
Adjusted EBITDA:
U.S.	$(19,049)	$35,888	$176
International	(195,937)	(102,921)	(88,868)
Total reportable segments Adjusted EBITDA	(214,986)	(67,033)	(88,692)
Less: reconciling items (1)	(289,094)	(177,581)	(105,683)
Net loss	$(504,080)	$(244,614)	$(194,375)
(1)Adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss including the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Depreciation and amortization (1)	$123,542	$87,020	$55,572
Equity based compensation and related taxes	136,415	72,626	51,953
Interest expense (income), net	28,560	9,433	(694)
Other expense (income), net	204	(758)	(1,756)
Provision for income taxes	2,037	486	608
Other (1)	(1,664)	8,774	—
Total reconciling items	$289,094	$177,581	$105,683
(1) The Company recorded $9.6 million of one-time charges in the year ended December 31, 2017 in "Selling, operations, technology, general and administrative" in the consolidated statements of operations related to a warehouse the Company vacated in July 2017. Of the $9.6 million charges, $8.8 million was included in "Other" and related primarily to the excess of the Company's estimated future remaining lease commitments through 2023 over its expected sublease income over the same period, and $0.8 million was included in "Depreciation and amortization" related to accelerated depreciation of leasehold improvements in the warehouse. In the year ended December 31, 2018, the Company terminated the lease and recognized in "Other" a 1.7 million one-time gain related to the difference in the expected future net lease commitments and the actual costs incurred to terminate the lease. The gain was recognized in "Selling, operations, technology, general and administrative" in the consolidated statements of operations.

Notes to Consolidated Financial Statements (Continued)

The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through websites operated by third parties and fees from third-party advertising distribution providers (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net revenue
Direct Retail	$6,718,079	$4,643,243	$3,258,909
Other	61,095	77,652	121,451
Net revenue	$6,779,174	$4,720,895	$3,380,360
The following table presents long-lived assets by segment (in thousands):

	Year Ended December 31,
	2018	2017
Geographic long-lived assets:
U.S.	$577,615	$353,414
International	29,362	7,727
Total	$606,977	$361,141
12. Income Taxes
Income tax expense (benefit) from continuing operations for the years ended December 31, 2018, 2017 and 2016 is presented below (in thousands):

Year ended December 31, 2018	Current	Deferred	Total
Federal	$—	$(86)	$(86)
State	744	(24)	720
Foreign	78	1,325	1,403
	$822	$1,215	$2,037

Year ended December 31, 2017	Current	Deferred	Total
Federal	$—	$(31)	$(31)
State	540	8	548
Foreign	942	(973)	(31)
	$1,482	$(996)	$486

Year ended December 31, 2016	Current	Deferred	Total
Federal	$—	$32	$32
State	329	5	334
Foreign	285	(43)	242
	614	(6)	608

Notes to Consolidated Financial Statements (Continued)

The actual income tax expense (benefit) differs from the expected income tax expense (benefit) computed at the U.S. Federal statutory tax rate of 21% due to the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax expense (benefit) at federal statutory rate	$(105,429)	$(85,445)	$(67,819)

State income tax expense, net of federal benefit	(22,584)	(11,432)	(5,225)
Foreign tax rate differential	14,976	23,179	17,109
Non-deductible equity based compensation expense	3,267	1,080	2,321
Windfall benefits from equity based compensation	(29,003)	(24,168)	—
Change in valuation allowance	119,370	24,209	53,467
Change in tax rate	197	71,919	—
Limitation on officer's compensation	5,283	—	—
Debt integration termination	9,236	—	—
Other	6,724	1,144	755
Net income tax expense	$2,037	$486	$608
We recorded an income tax expense of $2.0 million, representing an effective tax rate of almost zero. The effective tax rate differs from the U.S. statutory rate of 21% primarily as a result of the valuation allowance maintained against our worldwide net deferred tax asset.
The components of income before income tax expense (benefit) determined by tax jurisdiction, are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S.	$(327,356)	$(143,800)	$(118,851)
Foreign	(174,687)	(100,328)	(74,916)
Total	$(502,043)	$(244,128)	$(193,767)

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Accounts receivable	$2,400	$1,814
Inventories	495	391
Operating loss carry-forwards	262,481	146,666
Equity based compensation expense	9,733	9,087
Intangibles	12,526	13,862
Accrued payroll	13,900	8,582
Accrued expenses and reserves	12,339	10,933
Charitable contributions	657	284
Deferred rent	90,868	48,936
Gross deferred tax assets	405,399	240,555
Less: Valuation allowance	(247,454)	(178,488)
Net deferred tax assets	157,945	62,067
Deferred tax liabilities:
Prepaid expenses	(3,030)	(1,825)
Capitalized technology	(15,427)	(11,339)
Property and equipment	(73,189)	(34,986)
Goodwill	(133)	(110)
Convertible debt	(66,166)	(12,580)
Other	—	(12)
Total deferred tax liabilities	(157,945)	(60,852)
Net deferred tax assets (liabilities)	—	1,215
Non-current net deferred tax assets (liabilities)	$—	$1,215
The valuation allowance increased by $69.0 million during 2018. The increase in valuation allowance is the result of establishing a valuation allowance primarily against the current year operating losses of our U.S. and Irish entities, partially offset by a decrease in valuation allowance through equity as a result of the deferred tax liability recorded related to the Company’s convertible debt issuance.
In determining the need for a valuation allowance, the Company has given consideration to the cumulative book income and loss positions of each of its entities as well as its worldwide cumulative loss position. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. At December 31, 2018, we maintain a full valuation allowance against our worldwide net deferred tax asset.
As of December 31, 2018, the Company had federal net operating loss carryforwards available to offset future federal taxable income of $787.8 million.
In addition, the Company had state net operating loss carryforwards available in the amount of $711.8 million which are available to offset future state taxable income.
Of the federal net operating loss carryforwards, $427.4 million begin to expire in the year ending December 31, 2034. The remaining $360.4 million of federal net operating loss carryforwards do not expire. The state net operating loss carryforwards begin to expire in the year ending December 31, 2022.

Notes to Consolidated Financial Statements (Continued)

The Company's ability to utilize these federal and state net operating loss carry-forwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period.
The Company also had foreign net operating loss carry-forwards available to offset future foreign income of $424.4 million. The Canadian net operating loss of $4.8 million will expire in the year ending December 31, 2038. The remaining foreign net operating loss carryforwards do not expire.
As of December 31, 2018, the Company has not provided for U.S. deferred income taxes on undistributed earnings of its foreign subsidiaries of approximately $5.2 million since these earnings are deemed to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to income taxes as well as withholding taxes. The amount of taxes attributable to the undistributed earnings is immaterial.
The Company establishes reserves for uncertain tax positions based on management's assessment of exposures associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Reserves for uncertain tax positions as of December 31, 2018 and 2017 are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against our net deferred tax assets.
The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties and interest during 2018, 2017, and 2016, respectively, because it believes that such additional interest and penalties would be immaterial.
The Company's tax jurisdictions include the U.S., the UK, Germany, Ireland, Canada, Hong Kong and the British Virgin Islands. The statute of limitations with respect to the Company's U.S. federal income taxes has expired for years prior to 2015. The relevant state statutes vary. The statute of limitations with respect to the Company's foreign income taxes varies, but has expired for years prior to 2014. However, preceding years remain open to examination by U.S. federal and state and foreign taxing authorities to the extent of future utilization of net operating losses generated in each preceding year.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company’s provisional estimate associated with the reduction in the U.S. federal corporate tax rate from 35% to 21% impacted the change in valuation allowance and change in tax rate component of the Company’s effective tax rate reconciliation as well as its ending deferred tax assets, deferred tax liabilities and valuation allowance in the 2017 deferred tax footnote disclosure. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded no adjustments during the year ended December 31, 2018.
13. Credit Agreement
Subsequent Event: On February 21, 2019, the Company, as guarantor, and Wayfair LLC, a wholly-owned subsidiary of the Company, as borrower, entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Citibank, N.A. ("Citibank"), in its capacity as administrative agent, swing line lender and letter of credit issuer, and certain other lenders party thereto. The Amended Credit Agreement replaced the Company's existing credit facility with Citibank. Refer to Note 16, Subsequent Event, for additional detail.
On February 22, 2017, the Company entered into a $40 million credit card program and a credit agreement consisting of a $100 million secured revolving credit facility (the "Old Revolver") with Citibank. This Citibank credit facility replaced the Company's then existing credit facility with Bank of America, N.A. ("Bank of America"), which was terminated on February 22, 2017. This Citibank credit agreement was amended four times. Amendment No. 1, dated September 11, 2017, added a new letter of credit sublimit and made clarifying edits to the mandatory prepayment provisions of the credit agreement. Amendment No. 2, dated April 12, 2018, provided for, among other changes: (i) an increase in the letter of credit sublimit to $65 million and (ii) modifications to certain baskets in the exceptions to the negative covenants, including, without limitation, the restricted payments, investments and indebtedness covenants. Amendment No. 3, dated December 7, 2018 made clarifying edits to the letter of credit procedure provisions. Amendment No. 4, dated December 20, 2018, updated certain financial definitions and enhanced the Company's ability to conduct asset dispositions.
As amended, the Old Revolver had a $65 million letter of credit sublimit and a $10 million swing line sublimit, and a final maturity date of February 21, 2020. Wayfair LLC was the borrower (the "Borrower") under the Citibank credit agreement. Subject

Notes to Consolidated Financial Statements (Continued)

to certain conditions, the Borrower had the right to increase the Old Revolver by $25 million. Borrowings under the Old Revolver would bear interest through maturity at a variable rate based upon, at the Borrower’s option, either the Eurodollar rate or the base rate (which is the highest of (x) Citibank's prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate, and (z) 1.00% in excess of the one-month Eurodollar rate), plus, in each case an applicable margin. From closing until September 30, 2019, the applicable margin for Eurodollar rate loans was 1.75% per annum and the applicable margin for base rate loans was 0.75% per annum. After September 30, 2019, the applicable margin was subject to specified changes depending on the applicable consolidated leverage ratio. Any amounts outstanding under the Old Revolver were due at maturity. In addition, subject to the terms and conditions set forth in the credit agreement, the Borrower was required to make certain mandatory prepayments prior to maturity.
This Citibank credit agreement contained affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limited or restricted the ability of the Company and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. In addition, this Citibank credit agreement required the Company to maintain certain financial ratios. As of December 31, 2018, the Company was in compliance with its covenants under the Old Revolver.
The Company did not borrow any amounts under the Old Revolver or the Bank of America credit agreement during the years ended December 31, 2018 and 2017.
14. Convertible Debt
On September 15, 2017, the Company issued $431.25 million aggregate principal amount of 0.375% Convertible Senior Notes due 2022 (the "2017 Notes"), which includes the exercise in full of a $56.25 million over-allotment option, to certain financial institutions as the initial purchasers of the 2017 Notes (the "2017 Initial Purchasers"). On September 11, 2017, in connection with the pricing of the 2017 Notes, the Company entered into privately negotiated capped call transactions (the "2017 Base Capped Call Transactions") with two of the 2017 Initial Purchasers and certain other financial institutions (the "2017 Option Counterparties") and, in connection with the exercise in full of the over-allotment option by the 2017 Initial Purchasers, on September 14, 2017, entered into additional capped call transactions (such additional capped call transactions, the "2017 Additional Capped Call Transactions” and, together with the 2017 Base Capped Call Transactions, the "2017 Capped Call Transactions") with the 2017 Option Counterparties. Collectively, the 2017 Capped Call Transactions covered, initially, the number of shares of the Company’s Class A common stock underlying the 2017 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2017 Notes. The cost of the 2017 Capped Call Transactions was approximately $44.2 million.
On November 15, 2018, the Company amended and restated the 2017 Capped Call Transactions (the "Restated 2017 Capped Call Transactions") with each of the 2017 Option Counterparties in order to, among other things, provide that the options underlying the Restated 2017 Capped Call Transactions can, at the Company’s option, remain outstanding until September 1, 2022, which is the maturity date for the 2017 Notes, even if all or a portion of the 2017 Notes are converted, repurchased or redeemed prior to such date.
In November 2018, the Company issued $575.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (the "2018 Notes" and together with the 2017 Notes, the "Notes"), which includes the exercise in full of a $75.0 million option granted to the initial purchasers, to certain financial institutions as the initial purchasers of the 2018 Notes (the "2018 Initial Purchasers"). The issuance of $500.0 million of 2018 Notes closed on November 19, 2018 and the additional $75.0 million of additional 2018 Notes, which were issued pursuant to the exercise of the 2018 Initial Purchasers' option to purchase such additional 2018 Notes, closed on November 29, 2018. On November 14, 2018, in connection with the pricing of the 2018 Notes, the Company entered into privately negotiated capped call transactions (the "2018 Base Capped Call Transactions") with one of the 2018 Initial Purchasers and certain other financial institutions (the "2018 Option Counterparties") and, in connection with the exercise in full of the over-allotment option by the 2018 Initial Purchasers, on November 27, 2018, entered into additional capped call transactions (such additional capped call transactions, the "2018 Additional Capped Call Transactions" and, together with the 2018 Base Capped Call Transactions, the "2018 Capped Call Transactions") with the 2018 Option Counterparties. Collectively, the 2018 Capped Call Transactions cover, initially, the number of shares of the Company’s Class A common stock underlying the 2018 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2018 Notes. The cost of the 2018 Capped Call Transactions was approximately $93.4 million.

Notes to Consolidated Financial Statements (Continued)

The net proceeds from the sale of the 2017 Notes and 2018 Notes were approximately $420.4 million and $562.0 million, respectively, after deducting the initial purchasers’ discounts and the offering expenses payable by the Company. The Company used approximately $44.2 million and $93.4 million, respectively, of the net proceeds from the 2017 Notes and 2018 Notes to pay the cost of the 2017 Capped Call Transactions and the 2018 Capped Call Transactions, respectively. The Company intends to use the remainder of the net proceeds from the Notes for working capital and general corporate purposes.
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated and condensed balance sheet and amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate of the 2017 Notes and 2018 Notes is 6.0% and 8.1% respectively. The equity component of the 2017 Notes and 2018 Notes of approximately $95.8 million and $181.5 million, respectively, is included in additional paid-in capital in the consolidated and condensed balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Notes using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the consolidated and condensed balance sheet and amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.
Interest expense related to the Notes for the year ended December 31, 2018 was $24.2 million, which is also comprised of the amortization of debt discount and debt issuance costs and the contractual coupon interest.
The estimated fair value of the 2017 Notes was $465.0 million and $452.5 million as of December 31, 2018 and December 31, 2017, respectively. The estimated fair value of the 2018 Notes was $580.2 million as of December 31, 2018. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3, Marketable Securities and Fair Value Measurements. The if-converted value of both the 2017 and 2018 Notes did not exceed the principal value as of December 31, 2018.
2017 Notes
The 2017 Notes were issued pursuant to an indenture, dated September 15, 2017 (the "2017 Indenture"), between the Company and U.S. Bank National Association, as trustee. The Company pays interest on the 2017 Notes semiannually in arrears at a rate of 0.375% per annum on March 1 and September 1 of each year. The 2017 Notes are convertible based upon an initial conversion rate of 9.61 shares of the Company’s Class A common stock per $1,000 principal amount of 2017 Notes (equivalent to a conversion price of approximately $104.06 per share of the Company’s Class A common stock). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s Class A common stock, but will not be adjusted for accrued and unpaid interest. The Company will settle any conversions of the 2017 Notes in cash, shares of the Company’s Class A common stock or a combination thereof, with the form of consideration determined at the Company’s election.
The 2017 Notes will mature on September 1, 2022, unless earlier purchased, redeemed or converted. Prior to June 1, 2022, holders may convert all or a portion of their 2017 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period (the "2017 Notes measurement period") in which the trading price per $1,000 principal amount of 2017 Notes for each trading day of the 2017 Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) with respect to any 2017 Notes called for redemption by the Company, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

Notes to Consolidated Financial Statements (Continued)

(4) upon the occurrence of specified corporate events. On and after June 1, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2017 Notes at any time, regardless of the foregoing circumstances. Holders of 2017 Notes who convert their 2017 Notes in connection with a notice of a redemption or a make-whole fundamental change (each as defined in the 2017 Indenture) may be entitled to a premium in the form of an increase in the conversion rate of the 2017 Notes.
The Company may not redeem the 2017 Notes prior to September 8, 2020. On or after September 8, 2020, the Company may redeem for cash all or part of the 2017 Notes if the last reported sale price of the Company’s Class A common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be 100% of the principal amount of the 2017 Notes to be redeemed, plus accrued and unpaid interest, if any.
Upon the occurrence of a fundamental change (as defined in the 2017 Indenture), holders may require the Company to repurchase all or a portion of their 2017 Notes for cash at a price equal to 100% of the principal amount of the 2017 Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the fundamental change repurchase date.
The 2017 Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2017 Notes then outstanding may declare the entire principal amount of all the 2017 Notes plus accrued interest, if any, to be immediately due and payable.
2018 Notes
The 2018 Notes were issued pursuant to an indenture, dated November 19, 2018 (the "2018 Indenture"), between the Company and U.S. Bank National Association, as trustee. The Company will pay interest on the 2018 Notes semiannually in arrears at a rate of 1.125% per annum on May 1 and November 1 of each year commencing on May 1, 2019. The 2018 Notes are convertible based upon an initial conversion rate of 8.5910 shares of the Company’s Class A common stock per $1,000 principal amount of 2018 Notes (equivalent to a conversion price of approximately $116.40 per share of the Company’s Class A common stock). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s Class A common stock, but will not be adjusted for accrued and unpaid interest. The Company will settle any conversions of the 2018 Notes in cash, shares of the Company’s Class A common stock or a combination thereof, with the form of consideration determined at the Company’s election.
The 2018 Notes will mature on November 1, 2024, unless earlier purchased, redeemed or converted. Prior to August 1, 2024, holders may convert all or a portion of their 2018 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "2018 Notes measurement period") in which the trading price per $1,000 principal amount of 2018 Notes for each trading day of the 2018 Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) with respect to any 2018 Notes called for redemption by the Company, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On and after August 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Notes at any time, regardless of the foregoing circumstances. Holders of 2018 Notes who convert their 2018 Notes in connection with a make-whole fundamental change or a notice of redemption (each as defined in the 2018 Indenture) may be entitled to a premium in the form of an increase in the conversion rate of the 2018 Notes.
The Company may not redeem the 2018 Notes prior to May 8, 2022. On or after May 8, 2022, the Company may redeem for cash all or part of the 2018 Notes if the last reported sale price of the Company’s Class A common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of

Notes to Consolidated Financial Statements (Continued)

the redemption. The redemption price will be 100% of the principal amount of the 2018 Notes to be redeemed, plus accrued and unpaid interest, if any.
Upon the occurrence of a fundamental change (as defined in the 2018 Indenture), holders may require the Company to repurchase all or a portion of their 2018 Notes for cash at a price equal to 100% of the principal amount of the 2018 Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the fundamental change repurchase date.
The 2018 Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2018 Notes then outstanding may declare the entire principal amount of all the 2018 Notes plus accrued interest, if any, to be immediately due and payable.
Capped Call Transactions
The Restated 2017 Capped Call Transactions and 2018 Capped Call Transactions (collectively, the "Capped Call Transactions") are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the Notes upon conversion of the Notes in the event that the market price per share of the Company’s Class A common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The 2017 Capped Call Transactions have an initial cap price of $154.16 per share of the Company’s Class A common stock, which represents a premium of 100% over the last reported sale price of the Company’s Class A common stock on September 11, 2017, and is subject to certain adjustments under the terms of the Restated 2017 Capped Call Transactions. The 2018 Capped Call Transactions have an initial cap price of $219.63 per share of the Company’s Class A common stock, which represents a premium of 150% over the last reported sale price of the Company’s Class A common stock on November 14, 2018, and is subject to certain adjustments under the terms of the 2018 Capped Call Transactions. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s Class A common stock underlying the Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Notes.
The Capped Call Transactions are separate transactions, in each case, entered into by the Company with the 2017 Option Counterparties and 2018 Option Counterparties, and are not part of the terms of the Notes and will not affect any holder’s rights under the Notes. Holders of the Notes will not have any rights with respect to the Capped Call Transactions. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to additional paid-in capital within shareholders’ equity.
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

Notes to Consolidated Financial Statements (Continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net loss	$(504,080)	$(244,614)	$(194,375)
Weighted average common shares used for basic and diluted net loss per share computation	89,472	86,983	84,977
Net loss per common share:
Basic and Diluted	$(5.63)	$(2.81)	$(2.29)
Dilutive common stock equivalents, representing potentially dilutive common stock options, restricted stock and restricted stock units, of 8.1 million, 7.0 million, and 7.3 million for 2018, 2017, and 2016, respectively, were excluded from diluted earnings per share calculations for these periods because of their anti-dilutive effect. Furthermore, the shares of Class A common stock that would be issuable if the Company elects to settle the Notes in shares were excluded from the diluted earnings per share calculation (using the if-converted method) for the year ended December 31, 2018 because their effect would have been anti-dilutive.
The Company may settle the conversions of the Notes in cash, shares of the Company's Class A common stock or any combination thereof at its election. For the 2017 Notes, the number of shares of the Company's Class A common stock issuable at the conversion price of $104.06 per share is expected to be 4.1 million shares and for the 2018 Notes, the number of shares of the Company's Class A common stock issuable at the conversion price of $116.40 is expected to be 4.9 million shares. However, the Capped Call Transactions are expected generally to reduce the potential dilution of the Company's Class A common stock upon any conversion of Notes and/or offset the cash payments the Company is required to make in excess of the principal amount of the Notes. Under the Restated 2017 Capped Call Transactions, the number of shares of Class A common stock issuable at the conversion price of $154.16 is expected to be 2.8 million shares and under the 2018 Capped Call Transactions, the number of shares of Class A common stock issuable at the conversion price of $219.63 is expected to be 2.6 million shares. For more information on the Notes and the Capped Call Transactions, see Note 14, Convertible Debt.
16. Subsequent Event
On February 21, 2019 (the "Closing Date"), the Company, as guarantor, and Wayfair LLC, a wholly-owned subsidiary of the Company, as borrower (the “Borrower”) entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Citibank, in its capacity as administrative agent, swing line lender and letter of credit issuer, and certain other lenders party thereto. The Amended Credit Agreement replaced the Company's existing credit facility with Citibank. The Amended Credit Agreement consists of:

•
A secured revolving credit facility under which the Borrower may borrow up to $165 million, subject to certain sublimits, with a final maturity date of February 21, 2022 (the “Revolver”). The Revolver may be increased to up to $200 million in the aggregate within 90 days following the Closing Date.

•	The Borrower also has the right, subject to certain customary conditions, to increase the Revolver by $50 million.

•	The Revolver has the following sublimits:

◦	a $100 million letter of credit sublimit; and

◦	a $15 million swing line sublimit.
The Borrower’s obligations under the Amended Credit Agreement are guaranteed by the Company and certain of its subsidiaries (together, the “Guarantors”). The obligations of the Borrower and the Guarantors are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors, including, with certain exceptions, all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the Company’s first-tier foreign subsidiaries.
The proceeds of the Revolver may be used to finance working capital, to refinance certain existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes.
Borrowings under the Revolver will bear interest through maturity at a variable rate based upon, at the Borrower’s option, either the Eurodollar rate or the base rate (which is the highest of (x) Citibank’s prime rate, (y) one-half of 1.00% in excess of the

Notes to Consolidated Financial Statements (Continued)

federal funds effective rate, and (z) 1.00% in excess of the one-month Eurodollar rate), plus, in each case an applicable margin. As of the Closing Date, the applicable margin for Eurodollar rate loans is 1.75% per annum and the applicable margin for base rate loans is 0.75% per annum. The applicable margin is subject to specified changes depending on the Liquidity (as defined in the Amended Credit Agreement) of the Company.
Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Amended Credit Agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.

The Amended Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, will limit or restrict the ability of the Borrower and the Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, and change the nature of their businesses. The Amended Credit Agreement also contains customary events of default, subject to thresholds and grace periods, including, among others, payment default, covenant default, cross default to other material indebtedness, and judgment default. In addition, the Amended Credit Agreement requires the Company to maintain certain levels of Free Cash Flow (as defined in the Amended Credit Agreement).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2018. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2018, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included immediately following Item 9A. Controls and Procedures, in this Annual Report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wayfair Inc.
Opinion on Internal Control over Financial Reporting
We have audited Wayfair Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wayfair Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 25, 2019 expressed an unqualified opinion thereon.
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
February 25, 2019

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
The other information required by this item is incorporated by reference from our proxy statement for our 2019 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2018.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our proxy statement for our 2019 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our proxy statement for our 2019 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our proxy statement for our 2019 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2018.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our proxy statement for our 2019 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2018.
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
Date: February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NIRAJ SHAH	Chief Executive Officer and President, Co-Founder and Director (Principal Executive Officer)	February 25, 2019
Niraj Shah

/s/ MICHAEL FLEISHER	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2019
Michael Fleisher

/s/ STEVEN CONINE	Co-Founder and Director	February 25, 2019
Steven Conine

/s/ JULIE BRADLEY	Director	February 25, 2019
Julie Bradley

/s/ ROBERT GAMGORT	Director	February 25, 2019
Robert Gamgort

/s/ MICHAEL KUMIN	Director	February 25, 2019
Michael Kumin

/s/ ANDREA JUNG	Director	February 25, 2019
Andrea Jung

/s/ JAMES MILLER	Director	February 25, 2019
James Miller

/s/ JEFFREY NAYLOR	Director	February 25, 2019
Jeffrey Naylor

/s/ ROMERO RODRIGUES	Director	February 25, 2019
Romero Rodrigues

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
3.1	Restated Certificate of Incorporation of the Company		8-K	001-36666	10/8/2014	3.1
3.2	Amended and Restated Bylaws of the Company		8-K	001-36666	10/8/2014	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock of the Company		S-1	333-198171	9/19/2014	4.1
4.2	Indenture, dated as of September 15, 2017, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	9/15/2017	4.1
4.3	Form of 0.375% Convertible Senior Notes due 2022 (included in Exhibit 4.2)
4.4	Indenture, dated as of November 19, 2018, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	11/19/2018	4.1
4.5	Form of 1.125% Convertible Senior Notes due 2024 (included in Exhibit 4.4)
10.1+	Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.1
10.2+	Form of Deferred Unit Agreement under the Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.2
10.3+	2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.3
10.4+	Form of Option Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.4
10.5+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.5
10.6+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2018)	X
10.7+	Form of Restricted Stock Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.6
10.8+	Form of Indemnification and Advancement Agreement for Directors and Executive Officers		8-K	001-36666	1/8/2018	10.1
10.9	Office Lease dated April 18, 2013 between Copley Place Associates, LLC and the Company, as amended by the First Amendment to Lease dated February 11, 2014, as further amended by the Second Amendment to Lease dated October 24, 2014, as further amended by the Third Amendment to Lease dated October 8, 2015, and as further amended by the Fourth Amendment to Lease dated February 3, 2016 (as amended to date, the "Copley Lease")		10-K	001-36666	2/29/2016	10.9
10.10	Fifth Amendment to Copley Lease, dated as of July 29, 2016, by and between Copley Place Associates, LLC and Wayfair LLC		10-Q	001-36666	11/8/2016	10.2
10.11	Elevator Side Letter to Copley Lease, dated as of July 28, 2016, by and between Copley Place Associates, LLC and Wayfair LLC		10-Q	001-36666	11/8/2016	10.3

10.12	Sixth Amendment to Copley Lease, dated as of February 22, 2017, by and between Copley Place Associates, LLC and Wayfair LLC	10-Q	001-36666	5/9/2017	10.2
10.13	Seventh Amendment to Copley Lease, dated as of August 14, 2017, by and between Copley Place Associates, LLC and Wayfair LLC	10-Q	001-36666	11/2/2017	10.9

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.14	Eighth Amendment to Copley Lease, dated as of November 14, 2017, by and between Copley Place Associates, LLC and Wayfair LLC		10-K	001-36666	2/26/2018	10.14
10.15	Ninth Amendment to Copley Lease, dated as of November 13, 2018, by and between Copley Place Associates, LLC and Wayfair LLC	X
10.16+	Wayfair International Assignment Agreement dated April 1, 2015 between the Company and John Mulliken		10-Q	001-36666	5/14/2015	10.1
10.17+	Form of Amended and Restated Letter Agreement dated May 6, 2014 between the Company and each of Niraj Shah and Steven Conine		S-1	333-198171	8/15/2014	10.11
10.18+	Letter Agreement dated October 2, 2013 between the Company and Michael Fleisher, as amended May 5, 2014		S-1	333-198171	8/15/2014	10.12
10.19	Loan Agreement dated October 29, 2012 between Bank of America, N.A. and the Company, as amended by amendments dated October 29, 2013, June 6, 2014 and July 31, 2015 (as amended to date, the "Bank of America Loan Agreement")		10-K	001-36666	2/29/2016	10.13
10.20	Amendment No. 4 to the Bank of America Loan Agreement, dated as of July 31, 2016, by and between Bank of America, N.A. and Wayfair LLC		8-K	001-36666	8/4/2016	10.1
10.21	Credit Agreement dated February 22, 2017 by and among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (as amended to date, the "Credit Agreement")		10-K	001-36666	2/28/2017	10.18
10.22	Amendment No. 1 to the Credit Agreement, dated September 11, 2017, by and among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer		8-K	001-36666	9/12/2017	10.1
10.23	Amendment No. 2 to the Credit Agreement, dated April 12, 2018, by and among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer		8-K	001-36666	4/13/2018	10.1
10.24
Amendment No. 3 to the Credit Agreement, dated December 7, 2018, by and among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer
		X
10.25
Amendment No. 4 to the Credit Agreement, dated December 20, 2018, by and among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer
		X

10.26	Amended and Restated Credit Agreement dated February 21, 2019 among Wayfair LLC, Wayfair Inc., each other Loan Party from time to time party thereto, each Lender from time to time party thereto and Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	8-K	001-36666	2/22/2019	10.1
10.27	Letter Agreement, dated September 11, 2017, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	9/15/2017	10.2
10.28	Letter Agreement, dated September 11, 2017, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	9/15/2017	10.3
10.29	Letter Agreement, dated September 11, 2017, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	9/15/2017	10.4
10.30	Letter Agreement, dated September 14, 2017, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	9/15/2017	10.5

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.31	Letter Agreement, dated September 14, 2017, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction		8-K	001-36666	9/15/2017	10.6
10.32	Letter Agreement, dated September 14, 2017, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction		8-K	001-36666	9/15/2017	10.7
10.33	Letter Agreement, dated November 14, 2018, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the 2018 Base Capped Call Transaction		8-K	001-36666	11/19/2018	10.2
10.34	Letter Agreement, dated November 14, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2018 Base Capped Call Transaction		8-K	001-36666	11/19/2018	10.3
10.35	Letter Agreement, dated November 14, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2018 Base Capped Call Transaction		8-K	001-36666	11/19/2018	10.4
10.36	Amended and Restated Letter Agreement, dated November 15, 2018, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction		8-K	001-36666	11/19/2018	10.5
10.37	Amended and Restated Letter Agreement, dated November 15, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Base Capped Call Transaction		8-K	001-36666	11/19/2018	10.6
10.38	Amended and Restated Letter Agreement, dated November 15, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction		8-K	001-36666	11/19/2018	10.7
10.39	Amended and Restated Letter Agreement, dated November 15, 2018, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction		8-K	001-36666	11/19/2018	10.8
10.40	Amended and Restated Letter Agreement, dated November 15, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction		8-K	001-36666	11/19/2018	10.9
10.41	Amended and Restated Letter Agreement, dated November 15, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction		8-K	001-36666	11/19/2018	10.10
10.42	Letter Agreement, dated November 27, 2018, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the 2018 Additional Capped Call Transaction		8-K	001-36666	11/29/2018	10.1
10.43	Letter Agreement, dated November 27, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2018 Additional Capped Call Transaction		8-K	001-36666	11/29/2018	10.2

10.44	Letter Agreement, dated November 27, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2018 Additional Capped Call Transactions		8-K	001-36666	11/29/2018	10.3
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

+ Indicates a management contract or compensatory plan
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.