Form 10-Q
period 2019-03-31
Wayfair Inc.
filed 2019-05-02
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File Number: 001-36666

Wayfair Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4791999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 Copley Place, Boston, MA	02116
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	W	The New York Stock Exchange

Class	Outstanding at April 25, 2019
Class A Common Stock, $0.001 par value per share	64,071,179
Class B Common Stock, $0.001 par value per share	27,568,791

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2019

PART I

FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our investment plans, our future customer growth, our future results of operations and financial position, our business strategy and our plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions.
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

A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results include the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018. We qualify all of our forward-looking statements by these cautionary statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$722,360	$849,461
Short-term investments	83,302	114,278
Accounts receivable, net of allowance of $10,540 and $9,312 at March 31, 2019 and December 31, 2018, respectively	60,596	50,603
Inventories	43,643	46,164
Prepaid expenses and other current assets	207,931	195,430
Total current assets	1,117,832	1,255,936
Property and equipment, net	430,548	606,977
Goodwill and intangible assets, net	700	2,585
Operating lease right-of-use assets	552,033	—
Long-term investments	—	6,526
Other noncurrent assets	12,752	18,826
Total assets	$2,113,865	$1,890,850
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$705,974	$650,174
Accrued expenses	207,206	212,997
Unearned revenue	146,460	148,057
Other current liabilities	170,173	127,995
Total current liabilities	1,229,813	1,139,223
Lease financing obligation, net of current portion	—	183,056
Operating lease liabilities	607,630	—
Long-term debt	750,156	738,904
Other liabilities	5,413	160,388
Total liabilities	2,593,012	2,221,571
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at March 31, 2019 and December 31, 2018	—	—
Stockholders’ deficit:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 63,653,911 and 62,329,701 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	64	63
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 27,747,581 and 28,417,882 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	28	28
Additional paid-in capital	802,973	753,657
Accumulated deficit	(1,281,228)	(1,082,689)
Accumulated other comprehensive (loss)	(984)	(1,780)
Total stockholders’ deficit	(479,147)	(330,721)
Total liabilities and stockholders’ deficit	$2,113,865	$1,890,850

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net revenue	$1,944,829	$1,404,269
Cost of goods sold	1,474,373	1,080,445
Gross profit	470,456	323,824
Operating expenses:
Customer service and merchant fees	76,473	53,884
Advertising	243,969	161,646
Selling, operations, technology, general and administrative	343,648	211,363
Total operating expenses	664,090	426,893
Loss from operations	(193,634)	(103,069)
Interest expense, net	(9,238)	(5,407)
Other income, net	3,078	941
Loss before income taxes	(199,794)	(107,535)
Provision for income taxes	595	240
Net loss	$(200,389)	$(107,775)
Net loss per share, basic and diluted	$(2.20)	$(1.22)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	91,104	88,467

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Net loss	$(200,389)	$(107,775)
Other comprehensive loss:
Foreign currency translation adjustments	844	(760)
Net unrealized loss on available-for-sale investments	(48)	(135)
Comprehensive loss	$(199,593)	$(108,670)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In thousands)
(Unaudited)

	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Balance at December 31, 2017	88,209	$88	$537,212	$(583,266)	$(2,363)	$(48,329)
Net loss	—	—	—	(107,775)	—	(107,775)
Other comprehensive income	—	—	—	—	(895)	(895)
Exercise of options to purchase common stock	10	—	29	—	—	29
Issuance of common stock upon vesting of RSUs	640	1	—	—	—	1
Shares withheld related to net settlement of RSUs	(5)	—	(391)	—	—	(391)
Equity compensation expense	—	—	25,499	—	—	25,499
Adoption of ASU No. 2014-09	—	—	—	4,657	—	4,657
Balance at March 31, 2018	88,854	$89	$562,349	$(686,384)	$(3,258)	$(127,204)

	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Balance at December 31, 2018	90,748	$91	$753,657	$(1,082,689)	$(1,780)	$(330,721)
Net loss	—	—	—	(200,389)	—	(200,389)
Other comprehensive income	—	—	—	—	796	796
Exercise of options to purchase common stock	21	—	67	—	—	67
Issuance of common stock upon vesting of RSUs	633	1	—	—	—	1
Shares withheld related to net settlement of RSUs	(1)	—	(165)	—	—	(165)
Equity compensation expense	—	—	49,414	—	—	49,414
Adoption of ASU No. 2016-02	—	—	—	1,850	—	1,850
Balance at March 31, 2019	91,401	$92	$802,973	$(1,281,228)	$(984)	$(479,147)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(200,389)	$(107,775)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	39,583	25,962
Equity based compensation	47,060	24,400
Amortization of discount and issuance costs on convertible notes	12,456	4,281
Other non-cash adjustments	(1,374)	111
Changes in operating assets and liabilities:
Accounts receivable	(11,570)	6,010
Inventories	2,427	(6,491)
Prepaid expenses and other current assets	(10,535)	(17,218)
Accounts payable and accrued expenses	46,631	34,058
Unearned revenue and other liabilities	(4,933)	23,821
Other assets	(704)	(236)
Net cash used in operating activities	(81,348)	(13,077)

Cash flows from investing activities
Sale and maturities of short-term investments	37,936	11,390
Purchase of property and equipment	(60,626)	(21,363)
Site and software development costs	(24,843)	(13,154)
Other investing activities	2,838	(267)
Net cash used in investing activities	(44,695)	(23,394)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(165)	(391)
Deferred financing costs	(791)	—
Net proceeds from exercise of stock options	67	29
Net cash used in financing activities	(889)	(362)
Effect of exchange rate changes on cash and cash equivalents	(169)	(101)
Net decrease in cash and cash equivalents	(127,101)	(36,934)

Cash and cash equivalents
Beginning of period	849,461	558,960
End of period	$722,360	$522,026

Supplemental cash flow information
Cash paid for interest on long-term debt	$809	$746
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$3,143	$4,727
Construction costs capitalized under finance lease obligation and other leases	$—	$28,323

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
The consolidated and condensed financial statements and other disclosures contained in this Quarterly Report on Form 10-Q are those of the Company. The consolidated and condensed balance sheet data as of December 31, 2018 was derived from audited financial statements. The accompanying consolidated and condensed balance sheet as of March 31, 2019, the consolidated and condensed statements of operations, consolidated and condensed statements of comprehensive loss, consolidated and condensed statements of stockholders' deficit, and consolidated and condensed statements of cash flows for the periods ended March 31, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019 and statements of operations, comprehensive loss, statements of stockholders' deficit, and cash flows for the periods ended March 31, 2019 and 2018. The financial data and the other information disclosed in these notes to the consolidated and condensed financial statements related to these periods are unaudited.
The consolidated and condensed statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the period ended March 31, 2019 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2019, or for any other period.
2. Summary of Significant Accounting Policies
The Company has identified the significant accounting policies that are critical to understanding its business and results of operations.
Leases
The Company adopted ASU No. 2016-02, "Leases" ("ASU 2016-02") on January 1, 2019 using the modified retrospective approach. The Company also elected the package of practical expedients, which among other things, allowed the Company to carryforward historical lease classification. The adoption of the standard resulted in 1) the derecognition of building assets and finance lease obligations for certain leases that did not pass the sale-leaseback criteria, 2) the derecognition of construction in progress assets and other long-term liabilities for certain lease arrangements whereby the Company is no longer considered the deemed construction owner of the construction projects, and 3) the recognition of operating lease right-of-use ("ROU") assets and lease liabilities for lease arrangements with an initial term greater than twelve months.
Adoption of ASU 2016-02 resulted in the following adjustments to the balance sheet (in thousands):

	December 31, 2018	ASU 2016-02 Adjustments	January 1, 2019
Balance sheet line item
Property and equipment, net	$606,977	$(227,709)	$379,268
Operating lease right-of-use assets	$—	$524,082	$524,082
Other noncurrent assets	$18,826	$(6,814)	$12,012
Other liabilities	$160,388	$(155,996)	$4,392
Other current liabilities	$127,995	$(9,624)	$118,371
Lease financing obligation, net of current portion	$183,056	$(183,056)	$—
Operating lease liabilities	$—	$636,385	$636,385
Accumulated deficit	$(1,082,689)	$1,850	$(1,080,839)
The adoption of the standard did not have a notable impact on the Company's liquidity or a materially adverse impact on the Company's debt covenant compliance.

The Company determines if an arrangement is a lease at inception. Operating leases are included in "Operating lease right-of-use assets," "Other current liabilities," and "Operating lease liabilities" on our consolidated and condensed balance sheets. As of March 31, 2019, the Company has not entered into material financing lease arrangements.
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The Company has lease arrangements with lease and non-lease components. For the Company's warehouse and fulfillment center lease arrangements, the Company accounts for lease and non-lease components separately. For all other lease arrangements, the Company accounts for lease and non-lease components as a single lease component.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The determination of the Company’s incremental borrowing rate requires judgment. The incremental borrowing rate for each lease is primarily based on publicly-available information for companies within the same industry and with similar credit profiles. The rate is then adjusted for the impact of collateralization, the lease term and other specific terms included in the Company’s lease arrangements. The incremental borrowing rate was determined at lease commencement, or as of January 1, 2019 for operating leases existing upon adoption of ASC 842. The incremental borrowing rate is subsequently reassessed upon a modification to the lease arrangement. The operating lease ROU asset also includes any lease payments made prior to commencement date and excludes lease incentives and initial direct costs incurred. ROU assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.
Stock Compensation
The Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") on January 1, 2019. The ASU simplifies aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The adoption of ASU 2018-07 did not have a material impact the Company’s consolidated financial position, results of operations or cash flows.
Hosting Arrangements
In August 2018, the FASB issued guidance related to a customer’s accounting for implementation costs incurred in hosting arrangements. The guidance aligns the requirements for capitalizing implementation costs incurred in cloud computing arrangements with the requirements for capitalizing costs to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. This guidance may be applied either retrospectively or prospectively. The Company early adopted the guidance on a prospective basis as of January 1, 2019. The adoption of the guidance did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
The Company believes that other than the implementation of ASU 2016-02 and ASU 2018-07, there have been no significant changes during the three months ended March 31, 2019 to the items disclosed in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of March 31, 2019 and December 31, 2018, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $83.3 million and $120.8 million, respectively. The Company periodically reviews its available-for-sale securities for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period, and its intent to sell. As of March 31, 2019, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. During the three months ended March 31, 2019 and 2018, the Company did not recognize any other-than-temporary impairment losses. The maturities of the Company’s long-term marketable securities generally range from one to two years. The cost basis of a marketable security sold is determined by the Company using the specific identification method. During the three months ended March 31, 2019 and 2018, the Company did not have any realized gains or losses.

 The following tables present details of the Company’s marketable securities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$83,350	$10	$(58)	$83,302
Total	$83,350	$10	$(58)	$83,302

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$114,402	$—	$(124)	$114,278
Long-term:
Investment securities	6,603	—	(77)	6,526
Total	$121,005	$—	$(201)	$120,804
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
The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 based on the three-tier value hierarchy (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other funds	$611,809	$—	$—	$611,809
Short-term investments:
Investment securities	—	83,302	—	83,302
Other non-current assets:
Certificate of deposit	5,000	—	—	5,000
Total	$616,809	$83,302	$—	$700,111

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$715,086	$—	$—	$715,086
Short-term investments:
Investment securities	—	114,278	—	114,278
Other non-current assets:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	6,526	—	6,526
Total	$720,086	$120,804	$—	$840,890
4. Intangible Assets and Goodwill
As of March 31, 2019 and December 31, 2018, the Company had $0.3 million and $0.5 million of intangible assets respectively. Amortization expense related to intangible assets was $0.1 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.
In January 2019, the Company sold certain intellectual property. The proceeds from the sale exceeded the $1.7 million goodwill carrying value. Goodwill was $0.4 million and $2.1 million as of March 31, 2019 and December 31, 2018, respectively.
5. Property and Equipment, net
The following table summarizes property and equipment, net as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Furniture and computer equipment	$384,081	$339,761
Site and software development costs	195,734	172,653
Leasehold improvements	153,337	109,929
Construction in progress	15,531	90,104
Buildings (leased - Note 6)	—	184,694
	748,683	897,141
Less accumulated depreciation and amortization	(318,135)	(290,164)
Property and equipment, net	$430,548	$606,977
Property and equipment depreciation and amortization expense was $39.4 million and $25.7 million for the three months ended March 31, 2019 and 2018, respectively.
6. Leases
After Adoption of ASU 2016-02
The Company has lease arrangements for warehouse, fulfillment center, office, and data center spaces. These leases expire at various dates through 2034. Operating lease expense was $25.6 million and $14.5 million in the three months ended March 31, 2019 and 2018, respectively.

The following table presents other information related to leases (in thousands):

March 31, 2019
Supplemental cash flows information
Cash payments included in operating cash flows from lease arrangements	$24,323
Right-of-use assets obtained in exchange for lease obligations	$44,764

Additional lease information
Weighted average remaining lease term	9 years
Weighted average discount rate	6.6%
Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

Amount
2019 (excluding the three months ended March 31, 2019)	$82,351
2020	113,566
2021	108,290
2022	101,830
2023	97,637
Thereafter	389,900
Total future minimum lease payments	893,574
Less: Imputed interest	(225,107)
Total	$668,467
The following table presents total operating leases (in thousands):

March 31, 2019
Balance sheet line item
Other current liabilities	$60,837
Operating lease liabilities	607,630
Total operating leases	$668,467
As of March 31, 2019, the Company has entered into $558.8 million of additional operating leases, primarily related to build-to-suit warehouse leases that have not yet commenced. As the Company does not control the underlying assets during the construction period, the Company is not considered the owner of the construction projects for accounting purposes. These operating leases will commence between 2019 and 2021 with lease terms of 2 to 15 years.
Before Adoption of ASU 2016-02
The Company established assets and liabilities for the estimated construction costs incurred under lease arrangements where the Company is considered the owner for accounting purposes only to the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease. These are referred to as "build-to-suit leases". Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner, the facilities are accounted for as financing leases.
In the year ended December 31, 2018, the construction efforts related to three warehouse lease arrangements were completed. In the first warehouse lease arrangement, the Company concluded it had a letter of credit of $2.5 million and as a result the Company did not meet the sale-leaseback criteria for derecognition of the building assets and liabilities. In both the second and third warehouse lease arrangements, the Company provided non-recourse financing to the lessor and as a result the Company did not meet the sale-leaseback criteria for derecognition of the building assets and liabilities.

Accordingly, these leases were accounted for as financing leases and $101.0 million was recorded in "Lease financing obligation, net of current portion" and "Property and equipment, net," respectively, in the Company’s consolidated and condensed balance sheet as of December 31, 2018.
7. Commitments and Contingencies
Letters of Credit
The Company has issued letters of credit for approximately $30.8 million and $26.8 million as security for certain lease agreements as of March 31, 2019 and December 31, 2018, respectively.
Legal Matters
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
8. Equity-Based Compensation
The board of directors of the Company (the "Board") adopted the 2014 Incentive Award Plan ("2014 Plan") to grant cash and equity incentive awards to eligible participants in order to attract, motivate and retain talent. The 2014 Plan is administered by the Board with respect to awards to non-employee directors and by the compensation committee of the Board with respect to other participants and provides for the issuance of stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units ("RSUs"), performance shares, stock payments, cash payments, dividend awards and other incentives. Prior to the adoption of the 2014 Plan, Wayfair LLC issued certain equity awards pursuant to the Wayfair LLC Amended and Restated Common Unit Plan (the "2010 Plan"), which was administered by the board of directors of Wayfair LLC. Awards issued under the 2010 Plan that remain outstanding currently represent Class A or Class B common stock of the Company.
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
The following table presents activity relating to stock options for the three months ended March 31, 2019:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	79,802	$3.05	2.5
Options exercised	(21,018)	$3.18
Outstanding and exercisable at March 31, 2019	58,784	$3.00	2.2

Intrinsic value of stock options exercised was $3.1 million for the three months ended March 31, 2019. Aggregate intrinsic value of stock options outstanding and currently exercisable is $8.5 million. All stock options were fully vested at March 31, 2019.
The following table presents activity relating to restricted common stock for the three months ended March 31, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	20,000	$44.34
Unvested as of March 31, 2019	20,000	$44.34
Aggregate intrinsic value of unvested restricted common stock is $3.0 million as of March 31, 2019. Unrecognized equity based compensation expense related to unvested restricted common stock is $1.4 million with a weighted average remaining vesting term of 0.8 years as of March 31, 2019.
The following table presents activity relating to RSUs for the three months ended March 31, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2018	7,970,959	$72.43
RSUs granted	825,910	$163.51
RSUs vested	(634,851)	$60.98
RSUs forfeited/canceled	(262,301)	$76.89
Outstanding as of March 31, 2019	7,899,717	$82.70
The intrinsic value of RSUs vested was $81.0 million for the three months ended March 31, 2019. Aggregate intrinsic value of RSUs unvested is $1.2 billion as of March 31, 2019. Unrecognized equity based compensation expense related to outstanding RSUs is $598.2 million with a weighted average remaining vesting term of 1.5 years at March 31, 2019.
9. Unearned Revenue
The Company has three types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are initially recorded in "Unearned revenue," and are recognized as net revenue when the products are delivered, (ii) unredeemed gift cards and store credits, which are initially recorded in "Unearned revenue," and are recognized in the period they are redeemed, and (iii) membership rewards redeemable for future purchases, which are earned by customers on purchases made with the Company's Wayfair branded, private label credit card, and are initially recorded in "Other current liabilities," and are recognized as net revenue when redeemed. The portion of gift cards and store credits not expected to be redeemed are recognized as net revenue based on historical redemption pattern, which is substantially within twenty-four months from the date of issuance.
Contractual liabilities included in "Unearned revenue" and "Other current liabilities" in the consolidated and condensed balance sheets were $146.5 million and $2.7 million at March 31, 2019 and $148.1 million and $3.1 million at December 31, 2018, respectively. During the three months ended March 31, 2019, the Company recognized $112.4 million and $0.9 million of net revenue included in "Unearned revenue" and "Other current liabilities," respectively, at December 31, 2018.
Net revenue from contracts with customers is disaggregated by Direct Retail and Other net revenue and by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 10, Segment and Geographic Information, for additional detail.
10. Segment and Geographic Information
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
The following tables present Direct Retail and Other net revenues and Adjusted EBITDA attributable to the Company's reportable segments for the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
U.S. Direct Retail	$1,644,050	$1,186,205
U.S. Other	13,648	15,379
U.S. segment net revenue	1,657,698	1,201,584
International Direct Retail	287,131	202,685
International segment net revenue	287,131	202,685
Total net revenue	$1,944,829	$1,404,269

	Three months ended March 31,
	2019	2018
Adjusted EBITDA:
U.S.	$(27,782)	$(7,938)
International	(74,436)	(42,022)
Total reportable segments Adjusted EBITDA	(102,218)	(49,960)
Less: reconciling items (1)	(98,171)	(57,815)
Net loss	$(200,389)	$(107,775)
(1) Adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss including the following (in thousands):

	Three months ended March 31,
	2019	2018
Depreciation and amortization	$39,583	$25,962
Equity based compensation and related taxes	51,833	27,147
Interest expense, net	9,238	5,407
Other (income), net	(3,078)	(941)
Provision for income taxes	595	240
Total reconciling items	$98,171	$57,815
The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through websites operated by third parties and fees from our media solutions business (in thousands):

	Three months ended March 31,
	2019	2018
Net revenue
Direct Retail	$1,931,181	$1,388,890
Other	13,648	15,379
Net revenue	$1,944,829	$1,404,269
The following table presents total assets attributable to the Company's reportable segments reconciled to consolidated amounts (in thousands):

	March 31, 2019	December 31, 2018
Assets by segment
U.S.	$788,194	$670,344
International	117,133	56,177
Total reportable segments assets	905,327	726,521
Plus: reconciling corporate assets	1,208,538	1,164,329
Total assets	$2,113,865	$1,890,850
U.S. and International segment assets consist primarily of "Accounts receivable," "Inventories," "Prepaid expenses and other current assets," "Property and equipment, net" and "Operating lease right-of-use assets." Corporate assets include "Cash and cash equivalents," marketable securities, "Long-term investments," corporate facilities, "Goodwill and intangible assets, net," and capitalized internal-use software and website development costs.
11. Income Taxes
Income tax expense was $0.6 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. The income tax expense recorded in the three months ended March 31, 2019 and 2018 is primarily related to income earned in certain foreign jurisdictions and U.S. state income taxes.
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
The Company had no material unrecognized tax benefits as of March 31, 2019 and December 31, 2018. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

12. Stockholders’ Deficit
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of March 31, 2019, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 63,653,911 and 62,329,701 shares of Class A common stock and 27,747,581 and 28,417,882 shares of Class B common stock were outstanding as of March 31, 2019 and December 31, 2018, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the Company's initial public offering through March 31, 2019, 54,291,080 shares of Class B common stock were converted to Class A common stock.
13. Credit Agreement
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
Borrowings under the Revolver will bear interest through maturity at a variable rate based upon, at the Borrower’s option, either the Eurodollar rate or the base rate (which is the highest of (x) Citibank’s prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate, and (z) 1.00% in excess of the one-month Eurodollar rate), plus, in each case an applicable margin. As of the Closing Date, the applicable margin for Eurodollar rate loans was 1.75% per annum and the applicable margin for base rate loans was 0.75% per annum. The applicable margin is subject to specified changes depending on the Liquidity (as defined in the Amended Credit Agreement) of the Company.

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
The Company did not borrow any amounts under its credit agreement during the three months ended March 31, 2019 and the year ended December 31, 2018.
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

In November 2018, the Company issued $575.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (the "2018 Notes" and together with the 2017 Notes, the "Notes"), which includes the exercise in full of a $75.0 million option granted to the initial purchasers, to certain financial institutions as the initial purchasers of the 2018 Notes (the "2018 Initial Purchasers"). The issuance of $500.0 million of 2018 Notes closed on November 19, 2018 and the additional $75.0 million of additional 2018 Notes, which were issued pursuant to the exercise of the 2018 Initial Purchasers' option to purchase such additional 2018 Notes, closed on November 29, 2018. On November 14, 2018, in connection with the pricing of the 2018 Notes, the Company entered into privately negotiated capped call transactions (the "2018 Base Capped Call Transactions") with one of the 2018 Initial Purchasers and certain other financial institutions (the "2018 Option Counterparties") and, in connection with the exercise in full of the 2018 Initial Purchasers' option to purchase such additional 2018 Notes, on November 27, 2018, entered into additional capped call transactions (such additional capped call transactions, the "2018 Additional Capped Call Transactions" and, together with the 2018 Base Capped Call Transactions, the "2018 Capped Call Transactions") with the 2018 Option Counterparties. Collectively, the 2018 Capped Call Transactions cover, initially, the number of shares of the Company’s Class A common stock underlying the 2018 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2018 Notes.
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
The following table presents the outstanding principal amount and carrying value of the 2017 Notes and 2018 Notes as of the date presented (in thousands):

	March 31, 2019		December 31, 2018
	2017 Notes	2018 Notes	2017 Notes	2018 Notes
Principal amounts:
Principal	431,250	575,000	431,250	575,000
Unamortized debt discount	(75,002)	(181,092)	(79,911)	(187,435)
Net carrying amount	356,248	393,908	351,339	387,565
The following table presents total interest expense recognized related to the 2017 Notes and 2018 Notes (in thousands):

	Three months ended March 31, 2019		Three months ended March 31, 2018
	2017 Notes	2018 Notes	2017 Notes
Contractual interest expense	809	—	—
Interest cost related to amortization of the debt discount	4,504	7,961	5,027
The estimated fair value of the 2017 Notes was $661.1 million as of March 31, 2019. The estimated fair value of the 2018 Notes was $834.9 million as of March 31, 2019. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3, Marketable Securities and Fair Value Measurements. As of March 31, 2019, the if-converted value of the 2017 and 2018 Notes exceeded the principal amount by $184.0 million and $158.3 million, respectively.
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
For more than 20 trading days during the 30 consecutive trading days ended March 31, 2019, the last reported sale price of the Company’s Class A common stock exceeded 130% of the conversion price of the 2017 Notes. As a result, the 2017 Notes became convertible at the option of the holders on April 1, 2019 and will continue to be convertible during the second quarter of 2019. From April 1, 2019 through the date of this filing, none of the 2017 Notes has been converted.
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
The 2018 Notes will mature on November 1, 2024, unless earlier purchased, redeemed or converted. Prior to August 1, 2024, holders may convert all or a portion of their 2018 Notes only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the "2018 Notes measurement period") in which the trading price per $1,000 principal amount of 2018 Notes for each trading day of the 2018 Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) with respect to any 2018 Notes called for redemption by the Company, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On and after August 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2018 Notes at any time, regardless of the foregoing circumstances. Holders of 2018 Notes who convert their 2018 Notes in connection with a make-

whole fundamental change or a notice of redemption (each as defined in the 2018 Indenture) may be entitled to a premium in the form of an increase in the conversion rate of the 2018 Notes.
For more than 20 trading days during the 30 consecutive trading days ended March 31, 2019, the last reported sale price of the Company’s Class A common stock exceeded 130% of the conversion price of the 2018 Notes. As a result, the 2018 Notes became convertible at the option of the holders on April 1, 2019 and will continue to be convertible during the second quarter of 2019. From April 1, 2019 through the date of this filing, none of the 2018 Notes has been converted.
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
15. Net Loss per Share
Basic and diluted net loss per share is presented using the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. For more information on the rights of Class A and Class B common stockholders, see Note 12, Stockholders' Deficit.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2019	2018
Net loss	$(200,389)	$(107,775)
Weighted average common shares used for basic and diluted net loss per share computation	91,104	88,467
Net loss per common share:
Basic and Diluted	$(2.20)	$(1.22)
Dilutive common stock equivalents, representing potentially dilutive common stock options, restricted stock and restricted stock units, of 8.0 million and 7.9 million for the three months ended March 31, 2019 and 2018, respectively, were excluded from diluted earnings per share calculations for these periods because of their anti-dilutive effect. Furthermore, the shares of Class A common stock that would be issuable if the Company elects to settle the Notes in shares were excluded from the diluted earnings per share calculation (using the if-converted method) for the three month period ended March 31, 2019 because their effect would have been anti-dilutive.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated and condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those included in the Special Note Regarding Forward Looking Statements and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Our operating and reportable segments are U.S. and International. The following table presents Direct Retail and Other net revenues attributable to the Company’s reportable segments for the periods presented (in thousands):

	Three months ended March 31,
	2019	2018
U.S. Direct Retail	$1,644,050	$1,186,205
U.S. Other	13,648	15,379
U.S. segment net revenue	1,657,698	1,201,584
International Direct Retail	287,131	202,685
International segment net revenue	287,131	202,685
Total net revenue	$1,944,829	$1,404,269
For more information on our segments, see Note 10, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. Our free cash flow metric is measured on a consolidated basis. Our net revenue and Adjusted EBITDA metrics are measured on a consolidated and segment basis. See Note 10, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. All other key financial and operating metrics are derived and reported from our Direct Retail sales, which includes sales generated primarily through our five distinct sites. These metrics do not include net revenue derived from the websites operated by our retail partners and our media solutions business. We do not have access to certain customer level information on net revenue derived through our retail partners and therefore cannot measure or disclose it.

	Three months ended March 31,
	2019	2018	% Change
Consolidated Financial Metrics
Net Revenue	$1,944,829	$1,404,269	38.5%
Adjusted EBITDA	$(102,218)	$(49,960)
Free cash flow	$(166,817)	$(47,594)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$1,931,181	$1,388,890	39.0%
Active Customers	16,408	11,795	39.1%
LTM Net Revenue per Active Customer	$442	$432	2.3%
Orders Delivered	8,163	5,888	38.6%
Average Order Value	$237	$236	0.4%

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
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended March 31,
	2019	2018
Reconciliation of Adjusted EBITDA
Net loss	$(200,389)	$(107,775)
Depreciation and amortization	39,583	25,962
Equity based compensation and related taxes	51,833	27,147
Interest expense, net	9,238	5,407
Other (income), net	(3,078)	(941)
Provision for income taxes	595	240
Adjusted EBITDA	$(102,218)	$(49,960)
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
The following table presents a reconciliation of free cash flow to net cash used in operating activities for each of the periods indicated (in thousands):

	Three months ended March 31,
	2019	2018
Net cash used in operating activities	$(81,348)	$(13,077)
Purchase of property and equipment	(60,626)	(21,363)
Site and software development costs	(24,843)	(13,154)
Free cash flow	$(166,817)	$(47,594)
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
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
We earn rebates on our incentive programs with our suppliers. These rebates are earned upon shipment of goods. Amounts due from suppliers as a result of these rebate programs are included as a receivable and are reflected as a reduction of cost of goods sold. We also perform logistics services for suppliers through our CastleGate solution, which are earned upon completion of preparing customer orders for shipments and are reflected as a reduction in costs of goods sold on the consolidated and condensed statements of operations. We expect cost of goods sold expenses to remain relatively stable as a percentage of net revenue but some fluctuations are expected due to the wide variety of products we sell.

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
Interest Expense, Net
Interest expense, net consists primarily of interest expense in connection with our convertible notes and lease financing obligations. Interest expense is offset by interest earned on cash, cash equivalents and short- and long-term investments held by us.
Other Income, Net
Other income, net consists primarily of foreign currency (losses) gains.
Results of Consolidated Operations (in thousands)
Comparison of the three months ended March 31, 2019 and 2018
Net revenue

	Three months ended March 31,
	2019	2018	% Change
Direct Retail	$1,931,181	$1,388,890	39.0%
Other	13,648	15,379	(11.3)%
Net revenue	$1,944,829	$1,404,269	38.5%
In the three months ended March 31, 2019, net revenue increased by $540.6 million, or 38.5% compared to the same period in 2018, primarily as a result of an increase in Direct Retail net revenue. In the three months ended March 31, 2019, Direct Retail net revenue increased by $542.3 million, or 39.0% compared to the same period in 2018, primarily due to sales to a larger customer base, as the number of active customers increased 39.1% as of March 31, 2019 compared to March 31, 2018. Additionally, LTM net revenue per active customer increased 2.3% as of March 31, 2019 compared to March 31, 2018. The $1.7 million or 11.3% decrease in Other revenue in the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.

Cost of goods sold

	Three months ended March 31,
	2019	2018	% Change
Cost of goods sold	$1,474,373	$1,080,445	36.5%
As a percentage of net revenue	75.8%	76.9%
In the three months ended March 31, 2019, cost of goods sold increased by $393.9 million, or 36.5%, compared to the same period in 2018. Of the increase in cost of goods sold, $316.7 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $77.2 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue decreased in the three months ended March 31, 2019 compared to the same period in 2018 as a result of changes in the mix of the products sold.
Operating expenses

	Three months ended March 31,
	2019	2018	% Change
Customer service and merchant fees (1)	$76,473	$53,884	41.9%
Advertising	243,969	161,646	50.9%
Selling, operations, technology, general and administrative (1)	343,648	211,363	62.6%
Total operating expenses	$664,090	$426,893	55.6%
As a percentage of net revenue
Customer service and merchant fees (1)	3.9%	3.8%
Advertising	12.5%	11.5%
Selling, operations, technology, general and administrative (1)	17.7%	15.1%
	34.1%	30.4%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended March 31,
	2019	2018
Customer service and merchant fees	$1,976	$970
Selling, operations, technology, general and administrative	$48,865	$25,612
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended March 31,
	2019	2018
Customer service and merchant fees	3.8%	3.8%
Selling, operations, technology, general and administrative	15.2%	13.2%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $21.6 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to the increase in net revenue during the three months ended March 31, 2019.
Our advertising expenses increased by $82.3 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily as a result of an increase in online and television advertising. Advertising increased as a percentage of net revenue in the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily attributable to increased investment to generate future new customer growth, partially offset by ongoing leverage due to our increasing mix of orders from repeat customers.
Excluding the impact of equity based compensation and related taxes, selling, operations, technology, general and administrative expense increased by $109.0 million in the three months ended March 31, 2019 compared to the same period in 2018. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in selling, operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.
Liquidity and Capital Resources
 Sources of Liquidity

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$722,360	$849,461
Short-term investments	$83,302	$114,278
Accounts receivable, net	$60,596	$50,603
Long-term investments	$—	$6,526
Working capital	$(111,981)	$116,713
 Historical Cash Flows

	Three months ended March 31,
	2019	2018
	(in thousands)
Net loss	$(200,389)	$(107,775)
Net cash used in operating activities	$(81,348)	$(13,077)
Net cash used in investing activities	$(44,695)	$(23,394)
Net cash used in financing activities	$(889)	$(362)
At March 31, 2019, our principal source of liquidity was cash and cash equivalents and short- and long-term investments totaling $805.7 million, which includes $562.0 million of net proceeds from the issuance of our 2018 Notes in November 2018, partially offset by $93.4 million in premiums paid at the same time for separate capped call transactions. We believe that our existing cash and cash equivalents and investments, together with cash generated from operations and the cash available under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements.
Capital expenditures were 3.3% of net revenue for the year ended December 31, 2018, and related primarily to our ongoing investments in our technology infrastructure, and equipment purchases and improvements for leased warehouses within our expanding supply chain network. Capital expenditures were 4.4% of net revenue for the quarter ended March 31, 2019. For the three months ending June 30, 2019, we expect capital expenditures to be approximately 4.0% to 5.0% of net revenue as we continue to build out our logistics network.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth under in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018. We may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all.
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
Cash used in operating activities in the three months ended March 31, 2019 was $81.3 million and was driven primarily by a net loss of $200.4 million and other non-cash items of $1.4 million, partially offset by cash provided by operating assets and liabilities of $21.3 million, the net impact of certain non-cash items including depreciation and amortization expense of $39.6 million, equity based compensation of $47.1 million, and amortization of discount and issuance costs related to our convertible notes of $12.5 million.

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
Cash used in investing activities in the three months ended March 31, 2019 was $44.7 million and was primarily driven by purchases of property and equipment of $60.6 million and site, software development costs of $24.8 million, partially offset by a net increase in the maturity of short-term investments of $37.9 million and other investing activities of $2.8 million.
Cash used in investing activities in the three months ended March 31, 2018 was $23.4 million and was primarily driven by purchases of property and equipment of $21.3 million and site, software development costs of $13.2 million, and other investing activities of $0.3 million, partially offset by net increase in the maturity of short-term investments of $11.4 million.
Financing Activities
Cash used in financing activities in the three months ended March 31, 2019 was $0.9 million and was primarily due to $0.8 million of deferred finance costs and $0.2 million statutory minimum taxes paid related to net share settlements of equity awards, partially offset by $0.1 million net proceeds from exercise of stock options.
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
Credit Agreement and Convertible Notes
For information regarding our credit agreement and convertible notes, see Note 13, Credit Agreement, and Note 14, Convertible Debt, respectively, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. As disclosed in Note 14, Convertible Debt, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, the conditional conversion feature of the 2017 Notes and the 2018 Notes was triggered as of March 31, 2019, and the 2017 Notes and the 2018 Notes are currently convertible at the option of the holders, in whole or in part between April 1, 2019 through June 30, 2019. Whether the 2017 Notes and the 2018 Notes will be convertible following such quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their 2017 Notes or 2018 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. From April 1, 2019 through the date of this filing, none of the 2017 Notes or 2018 Notes has been converted.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations
There have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except as disclosed in Note 7, Commitments and Contingencies, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except as disclosed in Note 2, Summary of Significant Accounting Policies - Leases, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
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
Our 2017 Notes, which were issued in September 2017, carry a fixed interest rate of 0.375% per year and our 2018 Notes, which were issued in November 2018, carry a fixed interest of 1.125% per year. Since the Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates.
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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q, other than those listed below, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate adoption of the standard on January 1, 2019.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 7, Commitments and Contingencies - Legal Matters, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the three months ended March 31, 2019, we issued 38,454 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities was pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.
Recent Purchases of Equity Securities
During the three months ended March 31, 2019, we did not repurchase any shares of our common stock.

Item 6.    Exhibits.

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.1	Amended and Restated Credit Agreement dated February 21, 2019 among Wayfair LLC, Wayfair Inc., each other Loan Party from time to time party thereto, each Lender from time to time party thereto and Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.		8-K	001-36666	2/22/2019	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan

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

WAYFAIR INC.

Date: May 2, 2019	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 2, 2019	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial and Accounting Officer)