Form 10-Q
period 2019-06-30
Wayfair Inc.
filed 2019-08-01
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File Number: 001-36666

Wayfair Inc.
(Exact name of registrant as specified in its charter)

Delaware			36-4791999
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

4 Copley Place	Boston	MA	02116
(Address of principal executive offices)			(Zip Code)
(617) 532-6100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	W	The New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at July 24, 2019
Class A Common Stock, $0.001 par value per share	64,830,064
Class B Common Stock, $0.001 par value per share	27,507,532

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2019

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

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$675,111	$849,461
Short-term investments	39,342	114,278
Accounts receivable, net of allowance of $12,644 and $9,312 at June 30, 2019 and December 31, 2018, respectively	77,295	50,603
Inventories	45,611	46,164
Prepaid expenses and other current assets	219,541	195,430
Total current assets	1,056,900	1,255,936
Property and equipment, net	480,492	606,977
Goodwill and intangible assets, net	560	2,585
Operating lease right-of-use assets	630,731	—
Long-term investments	—	6,526
Other noncurrent assets	13,417	18,826
Total assets	$2,182,100	$1,890,850
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$779,938	$650,174
Accrued expenses	218,607	212,997
Unearned revenue	155,811	148,057
Other current liabilities	179,155	127,995
Total current liabilities	1,333,511	1,139,223
Lease financing obligation, net of current portion	—	183,056
Operating lease liabilities	685,489	—
Long-term debt	761,604	738,904
Other liabilities	6,853	160,388
Total liabilities	2,787,457	2,221,571
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at June 30, 2019 and December 31, 2018	—	—
Stockholders’ deficit:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 64,591,843 and 62,329,701 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	65	63
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 27,506,309 and 28,417,882 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	28	28
Additional paid-in capital	859,092	753,657
Accumulated deficit	(1,463,166)	(1,082,689)
Accumulated other comprehensive (loss)	(1,376)	(1,780)
Total stockholders’ deficit	(605,357)	(330,721)
Total liabilities and stockholders’ deficit	$2,182,100	$1,890,850

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net revenue	$2,343,251	$1,655,256	$4,288,080	$3,059,525
Cost of goods sold	1,783,651	1,270,249	3,258,024	2,350,694
Gross profit	559,600	385,007	1,030,056	708,831
Operating expenses:
Customer service and merchant fees	88,502	61,792	164,975	115,676
Advertising	259,166	177,582	503,135	339,228
Selling, operations, technology, general and administrative	383,109	240,972	726,757	452,335
Total operating expenses	730,777	480,346	1,394,867	907,239
Loss from operations	(171,177)	(95,339)	(364,811)	(198,408)
Interest expense, net	(10,252)	(5,796)	(19,490)	(11,203)
Other income, net	322	666	3,400	1,607
Loss before income taxes	(181,107)	(100,469)	(380,901)	(208,004)
Provision for income taxes	831	265	1,426	505
Net loss	$(181,938)	$(100,734)	$(382,327)	$(208,509)
Net loss per share, basic and diluted	$(1.98)	$(1.13)	$(4.18)	$(2.35)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	91,802	89,158	91,455	88,814

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(181,938)	$(100,734)	$(382,327)	$(208,509)
Other comprehensive loss:
Foreign currency translation adjustments	(439)	1,252	204	492
Net unrealized gain (loss) on available-for-sale investments	47	97	200	(38)
Comprehensive loss	$(182,330)	$(99,385)	$(381,923)	$(208,055)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In thousands)
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Balance at March 31, 2018	88,854	$89	$562,349	$(686,384)	$(3,258)	$(127,204)
Net loss	—	—	—	(100,734)	—	(100,734)
Other comprehensive income	—	—	—	—	1,349	1,349
Exercise of options to purchase common stock	15	—	45	—	—	45
Issuance of common stock upon vesting of RSUs	611	—	—	—	—	—
Shares withheld related to net settlement of RSUs	(3)	—	(244)	—	—	(244)
Equity compensation expense	—	—	31,310	—	—	31,310
Adoption of ASU No. 2014-09	—	—	—	—	—	—
Balance at June 30, 2018	89,477	$89	$593,460	$(787,118)	$(1,909)	$(195,478)

Balance at March 31, 2019	91,401	$92	$802,973	$(1,281,228)	$(984)	$(479,147)
Net loss	—	—	—	(181,938)	—	(181,938)
Other comprehensive income	—	—	—	—	(392)	(392)
Exercise of options to purchase common stock	4	—	13	—	—	13
Issuance of common stock upon vesting of RSUs	695	1	—	—	—	1
Shares withheld related to net settlement of RSUs	(2)	—	(259)	—	—	(259)
Equity compensation expense	—	—	56,365	—	—	56,365
Balance at June 30, 2019	92,098	$93	$859,092	$(1,463,166)	$(1,376)	$(605,357)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In thousands)
(Unaudited)

	Six Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Balance at December 31, 2017	88,209	$88	$537,212	$(583,266)	$(2,363)	$(48,329)
Net loss	—	—	—	(208,509)	—	(208,509)
Other comprehensive income	—	—	—	—	454	454
Exercise of options to purchase common stock	25	—	74	—	—	74
Issuance of common stock upon vesting of RSUs	1,251	1	—	—	—	1
Shares withheld related to net settlement of RSUs	(8)	—	(635)	—	—	(635)
Equity compensation expense	—	—	56,809	—	—	56,809
Adoption of ASU No. 2014-09	—	—	—	4,657	—	4,657
Balance at June 30, 2018	89,477	$89	$593,460	$(787,118)	$(1,909)	$(195,478)

Balance at December 31, 2018	90,748	$91	$753,657	$(1,082,689)	$(1,780)	$(330,721)
Net loss	—	—	—	(382,327)	—	(382,327)
Other comprehensive income	—	—	—	—	404	404
Exercise of options to purchase common stock	25	—	80	—	—	80
Issuance of common stock upon vesting of RSUs	1,328	2	—	—	—	2
Shares withheld related to net settlement of RSUs	(3)	—	(424)	—	—	(424)
Equity compensation expense	—	—	105,779	—	—	105,779
Adoption of ASU No. 2016-02	—	—	—	1,850	—	1,850
Balance at June 30, 2019	92,098	$93	$859,092	$(1,463,166)	$(1,376)	$(605,357)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(382,327)	$(208,509)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	83,922	54,882
Equity based compensation	100,247	54,213
Amortization of discount and issuance costs on convertible notes	23,015	9,353
Other non-cash adjustments	(1,595)	133
Changes in operating assets and liabilities:
Accounts receivable	(27,653)	3,058
Inventories	540	(2,741)
Prepaid expenses and other current assets	(22,432)	(22,354)
Accounts payable and accrued expenses	128,611	95,743
Unearned revenue and other liabilities	14,914	52,211
Other assets	(1,324)	(1,462)
Net cash (used in) provided by operating activities	(84,082)	34,527

Cash flows from investing activities
Sale and maturities of short-term investments	82,164	26,646
Purchase of property and equipment	(115,340)	(61,093)
Site and software development costs	(58,866)	(28,573)
Other investing activities	2,773	(267)
Net cash used in investing activities	(89,269)	(63,287)

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	(424)	(635)
Deferred financing costs	(791)	—
Net proceeds from exercise of stock options	80	74
Net cash used in financing activities	(1,135)	(561)
Effect of exchange rate changes on cash and cash equivalents	136	(187)
Net decrease in cash and cash equivalents	(174,350)	(29,508)

Cash and cash equivalents
Beginning of period	849,461	558,960
End of period	$675,111	$529,452

Supplemental cash flow information
Cash paid for interest on long-term debt	$3,720	$746
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$5,259	$15,463
Construction costs capitalized under finance lease obligation and other leases	$—	$54,143

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
The consolidated and condensed financial statements and other disclosures contained in this Quarterly Report on Form 10-Q are those of the Company. The consolidated and condensed balance sheet data as of December 31, 2018 was derived from audited financial statements. The accompanying consolidated and condensed balance sheet as of June 30, 2019, the consolidated and condensed statements of operations, consolidated and condensed statements of comprehensive loss, consolidated and condensed statements of stockholders' deficit, and consolidated and condensed statements of cash flows for the periods ended June 30, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019 and statements of operations, comprehensive loss, statements of stockholders' deficit, and cash flows for the periods ended June 30, 2019 and 2018. The financial data and the other information disclosed in these notes to the consolidated and condensed financial statements related to these periods are unaudited.
The consolidated and condensed statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the period ended June 30, 2019 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2019, or for any other period.
2. Summary of Significant Accounting Policies
The Company has identified the significant accounting policies that are critical to understanding its business and results of operations.
Leases
The Company adopted ASU No. 2016-02, "Leases" ("ASU 2016-02") on January 1, 2019 using the modified retrospective approach. The Company also elected the package of practical expedients, which among other things, allowed the Company to carryforward historical lease classification. The adoption of the standard resulted in (1) the derecognition of building assets and finance lease obligations for certain leases that did not pass the sale-leaseback criteria, (2) the derecognition of construction in progress assets and other long-term liabilities for certain lease arrangements whereby the Company is no longer considered the deemed construction owner of the construction projects, and (3) the recognition of operating lease right-of-use ("ROU") assets and lease liabilities for lease arrangements with an initial term greater than twelve months.
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

The Company determines if an arrangement is a lease at inception. Operating leases are included in "Operating lease right-of-use assets," "Other current liabilities," and "Operating lease liabilities" on our consolidated and condensed balance sheets. As of June 30, 2019, the Company has not entered into material financing lease arrangements.
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that management will exercise that option. The Company has lease arrangements with lease and non-lease components. For the Company's warehouse and fulfillment center lease arrangements, the Company accounts for lease and non-lease components separately. For all other lease arrangements, the Company accounts for lease and non-lease components as a single lease component.
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
Stock Compensation
The Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") on January 1, 2019. The ASU simplifies aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The adoption of ASU 2018-07 did not have a material impact the Company’s consolidated financial position, results of operations, comprehensive loss, stockholders' deficit or cash flows.
Hosting Arrangements
In August 2018, the FASB issued guidance related to a customer’s accounting for implementation costs incurred in hosting arrangements. The guidance aligns the requirements for capitalizing implementation costs incurred in cloud computing arrangements with the requirements for capitalizing costs to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. This guidance may be applied either retrospectively or prospectively. The Company early adopted the guidance on a prospective basis as of January 1, 2019. The adoption of the guidance did not have a material impact on the Company's consolidated financial position, results of operations, comprehensive loss, stockholders' deficit or cash flows.
The Company believes that other than the implementation of ASU 2016-02 and ASU 2018-07, there have been no significant changes during the six months ended June 30, 2019 to the items disclosed in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of June 30, 2019 and December 31, 2018, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $39.3 million and $120.8 million, respectively. The Company periodically reviews its available-for-sale securities for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period, and its intent to sell. As of June 30, 2019, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. During the three and six months ended June 30, 2019 and 2018, the Company did not recognize any other-than-temporary impairment losses. The maturities of the Company’s long-term marketable securities generally range from one to two years. The cost basis of a marketable security sold is determined by the Company using the specific identification method. During the three and six months ended June 30, 2019 and 2018, the Company did not have any realized gains or losses.

 The following tables present details of the Company’s marketable securities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$39,343	$20	$(21)	$39,342
Total	$39,343	$20	$(21)	$39,342

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$114,402	$—	$(124)	$114,278
Long-term:
Investment securities	6,603	—	(77)	6,526
Total	$121,005	$—	$(201)	$120,804

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
The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 based on the three-tier value hierarchy (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other funds	$618,520	$—	$—	$618,520
Short-term investments:
Investment securities	—	39,342	—	39,342
Other non-current assets:
Certificate of deposit	5,076	—	—	5,076
Total	$623,596	$39,342	$—	$662,938

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$715,086	$—	$—	$715,086
Short-term investments:
Investment securities	—	114,278	—	114,278
Other non-current assets:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	6,526	—	6,526
Total	$720,086	$120,804	$—	$840,890

4. Intangible Assets and Goodwill
As of June 30, 2019 and December 31, 2018, the Company had $0.2 million and $0.5 million of intangible assets respectively. Amortization expense related to intangible assets was $0.1 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively.
In January 2019, the Company sold certain intellectual property. The proceeds from the sale exceeded the $1.7 million goodwill carrying value. Goodwill was $0.4 million and $2.1 million as of June 30, 2019 and December 31, 2018, respectively.
5. Property and Equipment, net
The following table summarizes property and equipment, net as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Furniture and computer equipment	$425,499	$339,761
Site and software development costs	228,624	172,653
Leasehold improvements	156,405	109,929
Construction in progress	27,010	90,104
Buildings (leased - Note 6)	—	184,694
	837,538	897,141
Less accumulated depreciation and amortization	(357,046)	(290,164)
Property and equipment, net	$480,492	$606,977

Property and equipment depreciation and amortization expense was $44.2 million and $28.6 million for the three months ended June 30, 2019 and 2018, respectively, and $83.6 million and $54.3 million for the six months ended June 30, 2019 and 2018, respectively.
6. Leases
After Adoption of ASU 2016-02
The Company has lease arrangements for warehouse, fulfillment center, office, and data center spaces. These leases expire at various dates through 2035. Operating lease expense was $29.4 million and $16.1 million in the three months ended June 30, 2019 and 2018, respectively, and $55.0 million and $30.6 million in the six months ended June 30, 2019 and 2018, respectively.

The following table presents other information related to leases (in thousands):

Six months ended June 30, 2019
Supplemental cash flows information
Cash payments included in operating cash flows from lease arrangements	$50,387
Right-of-use assets obtained in exchange for lease obligations	$138,064

June 30, 2019
Additional lease information
Weighted average remaining lease term	10 years
Weighted average discount rate	6.9%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

Amount
2019 (excluding the six months ended June 30, 2019)	$57,089
2020	121,836
2021	123,559
2022	117,310
2023	113,546
Thereafter	507,024
Total future minimum lease payments	1,040,364
Less: Imputed interest	(285,661)
Total	$754,703

The following table presents total operating leases (in thousands):

June 30, 2019
Balance sheet line item
Other current liabilities	$69,214
Operating lease liabilities	685,489
Total operating leases	$754,703

As of June 30, 2019, the Company has entered into $498.7 million of additional operating leases, primarily related to build-to-suit warehouse leases that have not yet commenced. As the Company does not control the underlying assets during the construction period, the Company is not considered the owner of the construction projects for accounting purposes. These operating leases will commence between 2019 and 2021 with lease terms of 2 to 15 years.
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
7. Commitments and Contingencies
Letters of Credit
The Company has issued letters of credit for approximately $45.7 million and $26.8 million, primarily as security for certain lease agreements as of June 30, 2019 and December 31, 2018, respectively.
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
The following table presents activity relating to stock options for the six months ended June 30, 2019:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	79,802	$3.05	2.5
Options exercised	(25,179)	$3.17
Outstanding and exercisable at June 30, 2019	54,623	$3.00	2.0

Intrinsic value of stock options exercised was $3.7 million for the six months ended June 30, 2019. Aggregate intrinsic value of stock options outstanding and currently exercisable is $7.8 million. All stock options were fully vested at June 30, 2019.
The following table presents activity relating to restricted common stock for the six months ended June 30, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	20,000	$44.34
Unvested as of June 30, 2019	20,000	$44.34

Aggregate intrinsic value of unvested restricted common stock is $2.9 million as of June 30, 2019. Unrecognized equity based compensation expense related to unvested restricted common stock is $0.9 million with a weighted average remaining vesting term of 0.5 years as of June 30, 2019.
The following table presents activity relating to RSUs for the six months ended June 30, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2018	7,970,959	$72.43
RSUs granted	1,939,275	$151.00
RSUs vested	(1,330,455)	$65.87
RSUs forfeited/canceled	(581,240)	$83.66
Outstanding as of June 30, 2019	7,998,539	$91.75

The intrinsic value of RSUs vested was $187.3 million for the six months ended June 30, 2019. Aggregate intrinsic value of RSUs unvested is $1.2 billion as of June 30, 2019. Unrecognized equity based compensation expense related to outstanding RSUs is $671.8 million with a weighted average remaining vesting term of 1.5 years at June 30, 2019.
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
Contractual liabilities included in "Unearned revenue" and "Other current liabilities" in the consolidated and condensed balance sheets were $155.8 million and $3.1 million at June 30, 2019 and $148.1 million and $3.1 million at December 31, 2018, respectively. During the six months ended June 30, 2019, the Company recognized $121.9 million and $1.5 million of net revenue included in "Unearned revenue" and "Other current liabilities," respectively, at December 31, 2018.
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
The Company allocates certain operating expenses to the operating and reportable segments, including "Customer service and merchant fees" and "Selling, operations, technology, general and administrative" based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including "Depreciation and amortization," "Equity based compensation and related taxes," "Interest expense, net," "Other (income), net," and "Provision for income taxes." There are no revenue transactions between the Company's reportable segments.
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
The following tables present Direct Retail and Other net revenues and Adjusted EBITDA attributable to the Company's reportable segments for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
U.S. Direct Retail	$1,989,026	$1,397,009	$3,633,076	$2,583,214
U.S. Other	11,492	14,335	25,140	29,714
U.S. segment net revenue	2,000,518	1,411,344	3,658,216	2,612,928
International Direct Retail	342,733	243,912	629,864	446,597
International segment net revenue	342,733	243,912	629,864	446,597
Total net revenue	$2,343,251	$1,655,256	$4,288,080	$3,059,525

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA:
U.S.	$(342)	$7,200	$(28,124)	$(738)
International	(69,641)	(42,009)	(144,077)	(84,031)
Total reportable segments Adjusted EBITDA	(69,983)	(34,809)	(172,201)	(84,769)
Less: reconciling items (1)	(111,955)	(65,925)	(210,126)	(123,740)
Net loss	$(181,938)	$(100,734)	$(382,327)	$(208,509)
(1) Adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss including the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Depreciation and amortization	$44,339	$28,920	$83,922	$54,882
Equity based compensation and related taxes	56,855	31,610	108,688	58,757
Interest expense, net	10,252	5,796	19,490	11,203
Other (income), net	(322)	(666)	(3,400)	(1,607)
Provision for income taxes	831	265	1,426	505
Total reconciling items	$111,955	$65,925	$210,126	$123,740
The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through websites operated by third parties and fees from our media solutions business (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net revenue
Direct Retail	$2,331,759	$1,640,921	$4,262,940	$3,029,811
Other	11,492	14,335	25,140	29,714
Net revenue	$2,343,251	$1,655,256	$4,288,080	$3,059,525

The following table presents total assets attributable to the Company's reportable segments reconciled to consolidated amounts (in thousands):

	June 30, 2019	December 31, 2018
Assets by segment
U.S.	$822,954	$670,344
International	179,303	56,177
Total reportable segments assets	1,002,257	726,521
Plus: reconciling corporate assets	1,179,843	1,164,329
Total assets	$2,182,100	$1,890,850
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
11. Income Taxes
Income tax expense was $0.8 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $1.4 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively. The income tax expense recorded in the three and six months ended June 30, 2019 and 2018 is primarily related to income earned in certain foreign jurisdictions and U.S. state income taxes.
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
The Company had no material unrecognized tax benefits as of June 30, 2019 and December 31, 2018. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

12. Stockholders’ Deficit
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of June 30, 2019, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 64,591,843 and 62,329,701 shares of Class A common stock and 27,506,309 and 28,417,882 shares of Class B common stock were outstanding as of June 30, 2019 and December 31, 2018, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the Company's initial public offering through June 30, 2019, 54,532,689 shares of Class B common stock were converted to Class A common stock.
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
The Company did not borrow any amounts under its credit agreement during the six months ended June 30, 2019 and the year ended December 31, 2018.
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
The following table presents the outstanding principal amount and carrying value of the 2017 Notes and 2018 Notes as of the date presented (in thousands):

	June 30, 2019		December 31, 2018
	2017 Notes	2018 Notes	2017 Notes	2018 Notes
Principal amounts:
Principal	$431,250	$575,000	$431,250	$575,000
Unamortized debt discount	(70,021)	(174,625)	(79,911)	(187,435)
Net carrying amount	$361,229	$400,375	$351,339	$387,565

The following table presents total interest expense recognized related to the 2017 Notes and 2018 Notes (in thousands):

	Three Months Ended June 30,
	2019		2018
	2017 Notes	2018 Notes	2017 Notes
Contractual interest expense	$404	$1,617	$404
Interest cost related to amortization of the debt discount	$4,981	$6,467	$4,691

	Six Months Ended June 30,
	2019		2018
	2017 Notes	2018 Notes	2017 Notes
Contractual interest expense	$809	$3,234	$809
Interest cost related to amortization of the debt discount	$9,890	$12,811	$9,313

The estimated fair value of the 2017 Notes was $650.7 million as of June 30, 2019. The estimated fair value of the 2018 Notes was $842.9 million as of June 30, 2019. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3, Marketable Securities and Fair Value Measurements. As of June 30, 2019, the if-converted value of the 2017 Notes and 2018 Notes exceeded the principal amount by $173.8 million and $146.2 million, respectively.
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
For more than 20 trading days during the 30 consecutive trading days ended March 31, 2019 and June 30, 2019, the last reported sale price of the Company’s Class A common stock exceeded 130% of the conversion price of the 2017 Notes. As a result, the 2017 Notes became convertible at the option of the holders on April 1, 2019, were convertible during the second quarter of 2019, and will continue to be convertible during the third quarter of 2019. From April 1, 2019 through the date of this filing, none of the 2017 Notes has been converted.
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
For more than 20 trading days during the 30 consecutive trading days ended March 31, 2019, the last reported sale price of the Company’s Class A common stock exceeded 130% of the conversion price of the 2018 Notes. As a result, the 2018 Notes became convertible at the option of the holders on April 1, 2019 and were convertible during the second quarter of 2019. From April 1, 2019 through June 30, 2019, none of the 2018 Notes has been converted. The 2018 Notes are not convertible during the third quarter of 2019 pursuant to the last reported sale price condition.
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
15. Net Loss per Share
Basic and diluted net loss per share is presented using the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. For more information on the rights of Class A and Class B common stockholders, see Note 12, Stockholders’ Deficit.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss	$(181,938)	$(100,734)	$(382,327)	$(208,509)
Weighted average common shares used for basic and diluted net loss per share computation	91,802	89,158	91,455	88,814
Net loss per common share:
Basic and Diluted	$(1.98)	$(1.13)	$(4.18)	$(2.35)

Dilutive common stock equivalents, representing potentially dilutive common stock options, restricted stock and restricted stock units, of 8.1 million and 7.7 million for the three and six months ended June 30, 2019 and 2018, respectively, were excluded from diluted earnings per share calculations for these periods because of their anti-dilutive effect. Furthermore, the shares of Class A common stock that would be issuable if the Company elects to settle the Notes in shares were excluded from the diluted earnings per share calculation (using the if-converted method) for the six month period ended June 30, 2019 because their effect would have been anti-dilutive.
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

16. Recent Accounting Pronouncements
Credit Impairment
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU revises how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For public entities, ASU 2016-13 is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this ASU on the Company’s consolidated financial position, results of operations, comprehensive loss, stockholders' deficit or cash flows.

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
Our operating and reportable segments are U.S. and International. The following table presents Direct Retail and Other net revenues attributable to the Company’s reportable segments for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
U.S. Direct Retail	$1,989,026	$1,397,009	$3,633,076	$2,583,214
U.S. Other	11,492	14,335	25,140	29,714
U.S. segment net revenue	2,000,518	1,411,344	3,658,216	2,612,928
International Direct Retail	342,733	243,912	629,864	446,597
International segment net revenue	342,733	243,912	629,864	446,597
Total net revenue	$2,343,251	$1,655,256	$4,288,080	$3,059,525
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

	Three months ended June 30,
	2019	2018	% Change
Consolidated Financial Metrics
Net Revenue	$2,343,251	$1,655,256	41.6%
Adjusted EBITDA	$(69,983)	$(34,809)
Free cash flow	$(91,471)	$(7,545)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$2,331,759	$1,640,921	42.1%
Active Customers	17,799	12,792	39.1%
LTM Net Revenue per Active Customer	$447	$440	1.6%
Orders Delivered	9,162	6,452	42.0%
Average Order Value	$255	$254	0.4%

	Six months ended June 30,
	2019	2018	% Change
Consolidated Financial Metrics
Net Revenue	$4,288,080	$3,059,525	40.2%
Adjusted EBITDA	$(172,201)	$(84,769)
Free cash flow	$(258,288)	$(55,139)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$4,262,940	$3,029,811	40.7%
Active Customers	17,799	12,792	39.1%
LTM Net Revenue per Active Customer	$447	$440	1.6%
Orders Delivered	17,325	12,340	40.4%
Average Order Value	$246	$246	—%

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
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA
Net loss	$(181,938)	$(100,734)	$(382,327)	$(208,509)
Depreciation and amortization	44,339	28,920	83,922	54,882
Equity based compensation and related taxes	56,855	31,610	108,688	58,757
Interest expense, net	10,252	5,796	19,490	11,203
Other (income), net	(322)	(666)	(3,400)	(1,607)
Provision for income taxes	831	265	1,426	505
Adjusted EBITDA	$(69,983)	$(34,809)	$(172,201)	$(84,769)
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

The following table presents a reconciliation of free cash flow to net cash used in operating activities for each of the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net cash (used in) provided by operating activities	$(2,734)	$47,604	$(84,082)	$34,527
Purchase of property and equipment	(54,714)	(39,730)	(115,340)	(61,093)
Site and software development costs	(34,023)	(15,419)	(58,866)	(28,573)
Free cash flow	$(91,471)	$(7,545)	$(258,288)	$(55,139)
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

Results of Consolidated Operations (in thousands)
Comparison of the three months ended June 30, 2019 and 2018
Net revenue

	Three months ended June 30,
	2019	2018	% Change
Direct Retail	$2,331,759	$1,640,921	42.1%
Other	11,492	14,335	(19.8)%
Net revenue	$2,343,251	$1,655,256	41.6%
In the three months ended June 30, 2019, net revenue increased by $688.0 million, or 41.6% compared to the same period in 2018, primarily as a result of an increase in Direct Retail net revenue. In the three months ended June 30, 2019, Direct Retail net revenue increased by $690.8 million, or 42.1% compared to the same period in 2018, primarily due to sales to a larger customer base, as the number of active customers increased 39.1% as of June 30, 2019 compared to June 30, 2018. The $2.8 million or 19.8% decrease in Other revenue in the three months ended June 30, 2019 as compared to the same period in 2018 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
Cost of goods sold

	Three months ended June 30,
	2019	2018	% Change
Cost of goods sold	$1,783,651	$1,270,249	40.4%
As a percentage of net revenue	76.1%	76.7%
In the three months ended June 30, 2019, cost of goods sold increased by $513.4 million, or 40.4%, compared to the same period in 2018. Of the increase in cost of goods sold, $416.6 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $96.8 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue decreased in the three months ended June 30, 2019 compared to the same period in 2018 as a result of the mix of the products sold.

Operating expenses

	Three months ended June 30,
	2019	2018	% Change
Customer service and merchant fees (1)	$88,502	$61,792	43.2%
Advertising	259,166	177,582	45.9%
Selling, operations, technology, general and administrative	383,109	240,972	59.0%
	$730,777	$480,346	52.1%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.8%	3.7%
Advertising	11.1%	10.7%
Selling operations, technology, general and administrative (1)	16.3%	14.6%
	31.2%	29.0%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended June 30,
	2019	2018
Customer service and merchant fees	$2,269	$1,133
Selling operations, technology, general and administrative	$53,269	$29,840

The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended June 30,
	2019	2018
Customer service and merchant fees	3.7%	3.7%
Selling, operations, technology, general and administrative	14.1%	12.8%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $25.6 million in the three months ended June 30, 2019 compared to the same period in 2018, primarily due to the increase in net revenue during the three months ended June 30, 2019.
Our advertising expenses increased by $81.6 million in the three months ended June 30, 2019 compared to the same period in 2018, primarily as a result of an increase in online and television advertising. Advertising was relatively consistent as a percentage of net revenue in the three months ended June 30, 2019 compared to the same period in 2018.
Excluding the impact of equity based compensation and related taxes, selling, operations, technology, general and administrative expense increased by $118.7 million in the three months ended June 30, 2019 compared to the same period in 2018. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in selling, operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.
Comparison of the six months ended June 30, 2019 and 2018
Net revenue

	Six months ended June 30,
	2019	2018	% Change
Direct Retail	$4,262,940	$3,029,811	40.7%
Other	25,140	29,714	(15.4)%
Net revenue	$4,288,080	$3,059,525	40.2%
In the six months ended June 30, 2019, net revenue increased by $1,228.6 million, or 40.2% compared to the same period in 2018, primarily as a result of an increase in Direct Retail net revenue. In the six months ended June 30, 2019, Direct Retail net revenue increased by $1,233.1 million, or 40.7% compared to the same period in 2018, primarily due to sales to a larger customer base, as the number of active customers increased 39.1% as of June 30, 2019 compared to June 30, 2018. Additionally, LTM net revenue per active customer increased 1.6% as of June 30, 2019 compared to June 30, 2018. The $4.6 million or 15.4% decrease in Other revenue in the six months ended June 30, 2019 as compared to the same period in 2018 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
Cost of goods sold

	Six months ended June 30,
	2019	2018	% Change
Cost of goods sold	$3,258,024	$2,350,694	38.6%
As a percentage of net revenue	76.0%	76.8%
In the six months ended June 30, 2019, cost of goods sold increased by $907.3 million, or 38.6%, compared to the same period in 2018. Of the increase in cost of goods sold, $733.3 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $174.0 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue decreased in the six months ended June 30, 2019 compared to the same period in 2018 as a result of changes in the mix of the products sold.

Operating expenses

	Six months ended June 30,
	2019	2018	% Change
Customer service and merchant fees (1)	$164,975	$115,676	42.6%
Advertising	503,135	339,228	48.3%
Selling, operations, technology, general and administrative (1)	726,757	452,335	60.7%
Total operating expenses	$1,394,867	$907,239	53.7%
As a percentage of net revenue
Customer service and merchant fees (1)	3.8%	3.8%
Advertising	11.7%	11.1%
Selling, operations, technology, general and administrative (1)	17.0%	14.8%
	32.5%	29.7%
(1) Includes equity-based compensation and related taxes as follows:

	Six months ended June 30,
	2019	2018
Customer service and merchant fees	$4,245	$2,103
Selling, operations, technology, general and administrative	$102,134	$55,452
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Six months ended June 30,
	2019	2018
Customer service and merchant fees	3.7%	3.7%
Selling, operations, technology, general and administrative	14.6%	13.0%
Excluding the impact of equity based compensation and related taxes, customer service costs and merchant processing fees increased by $47.2 million in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to the increase in net revenue during the six months ended June 30, 2019.
Our advertising expenses increased by $163.9 million in the six months ended June 30, 2019 compared to the same period in 2018, primarily as a result of an increase in online and television advertising. Advertising increased as a percentage of net revenue in the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to increased investment to generate future new customer growth, partially offset by ongoing leverage due to our increasing mix of orders from repeat customers.
Excluding the impact of equity based compensation and related taxes, selling, operations, technology, general and administrative expense increased by $227.7 million in the six months ended June 30, 2019 compared to the same period in 2018. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in selling, operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Liquidity and Capital Resources
 Sources of Liquidity

	June 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$675,111	$849,461
Short-term investments	$39,342	$114,278
Accounts receivable, net	$77,295	$50,603
Long-term investments	$—	$6,526
Working capital	$(276,611)	$116,713
 Historical Cash Flows

	Six months ended June 30,
	2019	2018
	(in thousands)
Net loss	$(382,327)	$(208,509)
Net cash (used in) provided by operating activities	$(84,082)	$34,527
Net cash used in investing activities	$(89,269)	$(63,287)
Net cash used in financing activities	$(1,135)	$(561)
At June 30, 2019, our principal source of liquidity was cash and cash equivalents and short- and long-term investments totaling $714.5 million, which includes $562.0 million of net proceeds from the issuance of our 2018 Notes in November 2018, partially offset by $93.4 million in premiums paid at the same time for separate capped call transactions. We believe that our existing cash and cash equivalents and investments, together with cash generated from operations and the cash available under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements.
Capital expenditures were 3.3% of net revenue for the year ended December 31, 2018, and related primarily to our ongoing investments in our technology infrastructure, and equipment purchases and improvements for leased warehouses within our expanding supply chain network. Capital expenditures were 3.8% of net revenue for the quarter ended June 30, 2019. For the three months ending September 30, 2019, we expect capital expenditures to be approximately 4.0% to 5.0% of net revenue as we continue to build out our logistics network.
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
Cash used in operating activities in the six months ended June 30, 2019 was $84.1 million and was driven primarily by a net loss of $382.3 million and other non-cash items of $1.6 million, partially offset by cash provided by operating assets and liabilities of $92.7 million, the net impact of certain non-cash items including equity based compensation of $100.2 million, depreciation and amortization expense of $83.9 million, and amortization of discount and issuance costs related to our convertible notes of $23.0 million.
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
Cash used in investing activities in the six months ended June 30, 2019 was $89.3 million and was primarily driven by purchases of property and equipment of $115.3 million and site, software development costs of $58.9 million, partially offset by a net increase in the maturity of short-term investments of $82.2 million and other investing activities of $2.7 million.
Cash used in investing activities in the six months ended June 30, 2018 was $63.3 million and was primarily driven by purchases of property and equipment of $61.0 million and site, software development costs of $28.6 million, and other investing activities of $0.3 million, partially offset by net increase in the maturity of short-term investments of $26.6 million.
Financing Activities
Cash used in financing activities in the six months ended June 30, 2019 was $1.1 million and was primarily due to $0.8 million of deferred finance costs and $0.4 million statutory minimum taxes paid related to net share settlements of equity awards, partially offset by $0.1 million net proceeds from exercise of stock options.
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
Credit Agreement and Convertible Notes
For information regarding our credit agreement and convertible notes, see Note 13, Credit Agreement, and Note 14, Convertible Debt, respectively, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. As disclosed in Note 14, Convertible Debt, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, the conditional conversion feature of the 2017 Notes was triggered as of March 31, 2019 and June 30, 2019, and as a result the 2017 Notes became convertible at the option of the holders, in whole or in part, during the second quarter of 2019 and will continue to be convertible during the third quarter of 2019. The conditional conversion feature of the 2018 Notes was triggered as of March 31, 2019, and the 2018 Notes were convertible at the option of the holders, in whole or in part, during the second quarter of 2019, but are not convertible during the third quarter of 2019 pursuant to the last reported sale price condition. Whether the 2017 Notes and the 2018 Notes will be convertible in future quarters will depend on the continued satisfaction of this condition or another conversion condition in the future. If one or more holders elect to convert their 2017 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. From July 1, 2019 through the date of this filing, none of the 2017 Notes or 2018 Notes has been converted.
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
Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 16, Recent Accounting Pronouncements, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended June 30, 2019, we issued 17,858 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities was pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.
Recent Purchases of Equity Securities
During the three months ended June 30, 2019, we did not repurchase any shares of our common stock.

Item 6.    Exhibits.

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

+	Indicates a management contract or compensatory plan

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

WAYFAIR INC.

Date: August 1, 2019	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial and Accounting Officer)