Form 10-Q
period 2019-09-30
Wayfair Inc.
filed 2019-10-31
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at October 23, 2019
Class A Common Stock, $0.001 par value per share	65,758,215
Class B Common Stock, $0.001 par value per share	27,372,385

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2019

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

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$1,295,385	$849,461
Short-term investments	6,049	114,278
Accounts receivable, net of allowance of $17,849 and $9,312 at September 30, 2019 and December 31, 2018, respectively	75,677	50,603
Inventories	68,622	46,164
Prepaid expenses and other current assets	224,968	195,430
Total current assets	1,670,701	1,255,936
Operating lease right-of-use assets	756,716	—
Property and equipment, net	547,056	606,977
Goodwill and intangible assets, net	19,211	2,585
Long-term investments	—	6,526
Other noncurrent assets	13,951	18,826
Total assets	$3,007,635	$1,890,850
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$814,439	$650,174
Accrued expenses	267,351	212,997
Unearned revenue	151,367	148,057
Other current liabilities	200,502	127,995
Total current liabilities	1,433,659	1,139,223
Lease financing obligation, net of current portion	—	183,056
Operating lease liabilities	813,861	—
Long-term debt	1,435,927	738,904
Other liabilities	6,617	160,388
Total liabilities	3,690,064	2,221,571
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at September 30, 2019 and December 31, 2018	—	—
Stockholders’ deficit:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 65,502,165 and 62,329,701 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	66	63
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 27,372,273 and 28,417,882 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	27	28
Additional paid-in capital	1,054,135	753,657
Accumulated deficit	(1,735,201)	(1,082,689)
Accumulated other comprehensive (loss)	(1,456)	(1,780)
Total stockholders’ deficit	(682,429)	(330,721)
Total liabilities and stockholders’ deficit	$3,007,635	$1,890,850

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net revenue	$2,305,487	$1,705,645	$6,593,567	$4,765,170
Cost of goods sold	1,765,566	1,312,875	5,023,590	3,663,569
Gross profit	539,921	392,770	1,569,977	1,101,601
Operating expenses:
Customer service and merchant fees	91,255	66,664	256,230	182,340
Advertising	281,846	202,587	784,981	541,815
Selling, operations, technology, general and administrative	426,529	268,785	1,153,286	721,120
Total operating expenses	799,630	538,036	2,194,497	1,445,275
Loss from operations	(259,709)	(145,266)	(624,520)	(343,674)
Interest expense, net	(14,432)	(7,066)	(33,922)	(18,269)
Other income, net	2,182	1,054	5,582	2,661
Loss before income taxes	(271,959)	(151,278)	(652,860)	(359,282)
Provision for income taxes	76	448	1,502	953
Net loss	$(272,035)	$(151,726)	$(654,362)	$(360,235)
Net loss per share, basic and diluted	$(2.94)	$(1.69)	$(7.13)	$(4.04)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	92,540	89,792	91,820	89,144

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(272,035)	$(151,726)	$(654,362)	$(360,235)
Other comprehensive loss:
Foreign currency translation adjustments	(75)	(243)	129	249
Net unrealized (loss) gain on available-for-sale investments	(5)	85	195	47
Comprehensive loss	$(272,115)	$(151,884)	$(654,038)	$(359,939)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In thousands)
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Balance at June 30, 2018	89,477	$89	$593,460	$(787,118)	$(1,909)	$(195,478)
Net loss	—	—	—	(151,726)	—	(151,726)
Other comprehensive income	—	—	—	—	(158)	(158)
Exercise of options to purchase common stock	10	—	30	—	—	30
Issuance of common stock upon vesting of RSUs	642	1	—	—	—	1
Shares withheld related to net settlement of RSUs	(2)	—	(462)	—	—	(462)
Equity compensation expense	—	—	35,572	—	—	35,572
Balance at September 30, 2018	90,127	$90	$628,600	$(938,844)	$(2,067)	$(312,221)

Balance at June 30, 2019	92,098	$93	$859,092	$(1,463,166)	$(1,376)	$(605,357)
Net loss	—	—	—	(272,035)	—	(272,035)
Other comprehensive income	—	—	—	—	(80)	(80)
Exercise of options to purchase common stock	3	—	10	—	—	10
Issuance of common stock upon vesting of RSUs	781	—	—	—	—	—
Shares withheld related to net settlement of RSUs	(8)	—	(1,086)	—	—	(1,086)
Equity compensation expense	—	—	65,553	—	—	65,553
Equity component of issuance of convertible notes and capped calls, net (Note 14)	—	—	130,566	—	—	130,566
Balance at September 30, 2019	92,874	$93	$1,054,135	$(1,735,201)	$(1,456)	$(682,429)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In thousands)
(Unaudited)

	Nine Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Balance at December 31, 2017	88,209	$88	$537,212	$(583,266)	$(2,363)	$(48,329)
Net loss	—	—	—	(360,235)	—	(360,235)
Other comprehensive income	—	—	—	—	296	296
Exercise of options to purchase common stock	35	—	104	—	—	104
Issuance of common stock upon vesting of RSUs	1,893	2	—	—	—	2
Shares withheld related to net settlement of RSUs	(10)	—	(1,097)	—	—	(1,097)
Equity compensation expense	—	—	92,381	—	—	92,381
Adoption of ASU No. 2014-09	—	—	—	4,657	—	4,657
Balance at September 30, 2018	90,127	$90	$628,600	$(938,844)	$(2,067)	$(312,221)

Balance at December 31, 2018	90,748	$91	$753,657	$(1,082,689)	$(1,780)	$(330,721)
Net loss	—	—	—	(654,362)	—	(654,362)
Other comprehensive income	—	—	—	—	324	324
Exercise of options to purchase common stock	28	—	90	—	—	90
Issuance of common stock upon vesting of RSUs	2,109	2	—	—	—	2
Shares withheld related to net settlement of RSUs	(11)	—	(1,510)	—	—	(1,510)
Equity compensation expense	—	—	171,332	—	—	171,332
Equity component of issuance of convertible notes and capped calls, net (Note 14)	—	—	130,566	—	—	130,566
Adoption of ASU No. 2016-02	—	—	—	1,850	—	1,850
Balance at September 30, 2019	92,874	$93	$1,054,135	$(1,735,201)	$(1,456)	$(682,429)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(654,362)	$(360,235)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	134,172	87,426
Equity-based compensation	162,014	88,148
Amortization of discount and issuance costs on convertible notes	40,737	13,699
Other non-cash adjustments	(1,659)	177
Changes in operating assets and liabilities:
Accounts receivable	(25,309)	(3,157)
Inventories	(22,716)	(7,757)
Prepaid expenses and other current assets	(29,648)	(37,376)
Accounts payable and accrued expenses	215,786	187,733
Unearned revenue and other liabilities	22,382	80,509
Other assets	(1,920)	(6,836)
Net cash (used in) provided by operating activities	(160,523)	42,331

Cash flows from investing activities
Sale and maturities of short-term investments	115,468	45,955
Purchase of property and equipment	(183,968)	(110,504)
Site and software development costs	(94,697)	(45,769)
Other investing activities	(15,977)	(399)
Net cash used in investing activities	(179,174)	(110,717)

Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	935,146	—
Premiums paid for capped call confirmations	(145,728)	—
Taxes paid related to net share settlement of equity awards	(1,510)	(1,097)
Deferred financing costs	(791)	—
Net proceeds from exercise of stock options	90	104
Net cash provided by (used in) financing activities	787,207	(993)
Effect of exchange rate changes on cash and cash equivalents	(1,586)	(945)
Net increase (decrease) in cash and cash equivalents	445,924	(70,324)

Cash and cash equivalents
Beginning of period	849,461	558,960
End of period	$1,295,385	$488,636

Supplemental cash flow information
Cash paid for interest on long-term debt	$4,528	$1,554
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$34,028	$10,520
Construction costs capitalized under finance lease obligation and other leases	$—	$64,408

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
The consolidated and condensed financial statements and other disclosures contained in this Quarterly Report on Form 10-Q are those of the Company. The consolidated and condensed balance sheet data as of December 31, 2018 was derived from audited financial statements. The accompanying consolidated and condensed balance sheet as of September 30, 2019, the consolidated and condensed statements of operations, consolidated and condensed statements of comprehensive loss, consolidated and condensed statements of stockholders' deficit, and consolidated and condensed statements of cash flows for the periods ended September 30, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019 and statements of operations, comprehensive loss, statements of stockholders' deficit, and cash flows for the periods ended September 30, 2019 and 2018. The financial data and the other information disclosed in these notes to the consolidated and condensed financial statements related to these periods are unaudited.
The consolidated and condensed statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the period ended September 30, 2019 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2019, or for any other period.
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

The Company determines if an arrangement is a lease at inception. Operating leases are included in "Operating lease right-of-use assets," "Other current liabilities," and "Operating lease liabilities" on our consolidated and condensed balance sheets. As of September 30, 2019, the Company has not entered into material financing lease arrangements.
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
The Company believes that other than the implementation of ASU 2016-02 and ASU 2018-07, there have been no significant changes during the nine months ended September 30, 2019 to the items disclosed in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of September 30, 2019 and December 31, 2018, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $6.0 million and $120.8 million, respectively. The Company periodically reviews its available-for-sale securities for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period, and its intent to sell. As of September 30, 2019, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. During the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any other-than-temporary impairment losses. The maturities of the Company’s long-term marketable securities generally range from one to two years. The cost basis of a marketable security sold is determined by the Company using the specific identification method. During the three and nine months ended September 30, 2019 and 2018, the Company did not have any realized gains or losses.

 The following tables present details of the Company’s marketable securities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$6,055	$(6)	$6,049
Total	$6,055	$(6)	$6,049

	December 31, 2018
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Short-term:
Investment securities	$114,402	$(124)	$114,278
Long-term:
Investment securities	6,603	(77)	6,526
Total	$121,005	$(201)	$120,804

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
The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 based on the three-tier value hierarchy (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds and other funds	$1,214,845	$—	$—	$1,214,845
Short-term investments:
Investment securities	—	6,049	—	6,049
Other non-current assets:
Certificate of deposit	5,076	—	—	5,076
Total	$1,219,921	$6,049	$—	$1,225,970

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$715,086	$—	$—	$715,086
Short-term investments:
Investment securities	—	114,278	—	114,278
Other non-current assets:
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	6,526	—	6,526
Total	$720,086	$120,804	$—	$840,890

4. Intangible Assets and Goodwill
As of September 30, 2019 and December 31, 2018, the Company had $18.8 million and $0.5 million of intangible assets, respectively. Amortization expense related to intangible assets was $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.4 million and $0.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.
Goodwill was $0.4 million and $2.1 million as of September 30, 2019 and December 31, 2018, respectively.
5. Property and Equipment, net
The following table summarizes property and equipment, net as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Furniture and computer equipment	$459,896	$339,761
Site and software development costs	263,555	172,653
Leasehold improvements	189,622	109,929
Construction in progress	36,023	90,104
Buildings (leased - Note 6)	—	184,694
	949,096	897,141
Less accumulated depreciation and amortization	(402,040)	(290,164)
Property and equipment, net	$547,056	$606,977

Property and equipment depreciation and amortization expense was $50.1 million and $32.4 million for the three months ended September 30, 2019 and 2018, respectively, and $133.8 million and $86.6 million for the nine months ended September 30, 2019 and 2018, respectively.
6. Leases
After Adoption of ASU 2016-02
The Company has lease arrangements for warehouse, fulfillment center, office, and data center spaces. These leases expire at various dates through 2035. Operating lease expense was $31.8 million and $17.5 million in the three months ended September 30, 2019 and 2018, respectively, and $86.8 million and $48.1 million in the nine months ended September 30, 2019 and 2018, respectively.

The following table presents other information related to leases (in thousands):

Nine months ended September 30, 2019
Supplemental cash flows information
Cash payments included in operating cash flows from lease arrangements	$77,687
Right-of-use assets obtained in exchange for lease obligations	$281,006

September 30, 2019
Additional lease information
Weighted average remaining lease term	10 years
Weighted average discount rate	6.7%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows (in thousands):

Amount
2019 (excluding the nine months ended September 30, 2019)	$30,078
2020	138,735
2021	143,833
2022	137,419
2023	132,865
Thereafter	634,742
Total future minimum lease payments	1,217,672
Less: Imputed interest	(317,805)
Total	$899,867

The following table presents total operating leases (in thousands):

September 30, 2019
Balance sheet line item
Other current liabilities	$86,006
Operating lease liabilities	813,861
Total operating leases	$899,867

As of September 30, 2019, the Company has entered into $332.6 million of additional operating leases, primarily related to build-to-suit warehouse leases that have not yet commenced. As the Company does not control the underlying assets during the construction period, the Company is not considered the owner of the construction projects for accounting purposes. These operating leases will commence between 2019 and 2021 with lease terms of 2 to 15 years.
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
7. Commitments and Contingencies
Letters of Credit
The Company has issued letters of credit for approximately $46.4 million and $26.8 million, primarily as security for certain lease agreements as of September 30, 2019 and December 31, 2018, respectively.
Legal Matters
On January 10, 2019 and January 16, 2019, putative securities class action complaints were filed against the Company and three of its officers in the U.S. District Court for the District of Massachusetts. The two complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. Each plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between August 2, 2018 and October 31, 2018 and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. The Company intends to defend these lawsuits vigorously. On August 30, 2019 the Company filed a motion to dismiss the complaint with prejudice. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of these cases or determine an estimate, or a range of estimates, of potential losses.
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
The following table presents activity relating to stock options for the nine months ended September 30, 2019:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	79,802	$3.05	2.5
Options exercised	(28,624)	$3.14
Outstanding and exercisable at September 30, 2019	51,178	$3.00	1.7

Intrinsic value of stock options exercised was $4.2 million for the nine months ended September 30, 2019. Aggregate intrinsic value of stock options outstanding and currently exercisable is $5.6 million. All stock options were fully vested at September 30, 2019.
The following table presents activity relating to restricted common stock for the nine months ended September 30, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	20,000	$44.34
Unvested as of September 30, 2019	20,000	$44.34

Aggregate intrinsic value of unvested restricted common stock is $2.2 million as of September 30, 2019. Unrecognized equity-based compensation expense related to unvested restricted common stock is $0.5 million with a weighted average remaining vesting term of 0.3 years as of September 30, 2019.
The following table presents activity relating to RSUs for the nine months ended September 30, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2018	7,970,959	$72.43
RSUs granted	2,832,312	$142.03
RSUs vested	(2,114,736)	$70.46
RSUs forfeited/canceled	(865,653)	$85.75
Outstanding as of September 30, 2019	7,822,882	$96.69

The intrinsic value of RSUs vested was $290.5 million for the nine months ended September 30, 2019. Aggregate intrinsic value of RSUs unvested is $877.1 million as of September 30, 2019. Unrecognized equity-based compensation expense related to outstanding RSUs is $686.2 million with a weighted average remaining vesting term of 1.4 years at September 30, 2019.
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
Contractual liabilities included in "Unearned revenue" and "Other current liabilities" in the consolidated and condensed balance sheets were $151.4 million and $1.5 million at September 30, 2019 and $148.1 million and $3.1 million at December 31, 2018, respectively. During the nine months ended September 30, 2019, the Company recognized $125.1 million and $1.6 million of net revenue included in "Unearned revenue" and "Other current liabilities," respectively, at December 31, 2018.
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
The Company allocates certain operating expenses to the operating and reportable segments, including "Customer service and merchant fees" and "Selling, operations, technology, general and administrative" based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including "Depreciation and amortization," "Equity-based compensation and related taxes," "Interest expense, net," "Other (income), net," and "Provision for income taxes." There are no revenue transactions between the Company's reportable segments.
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

The following tables present Direct Retail and Other net revenues and Adjusted EBITDA attributable to the Company's reportable segments for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
U.S. Direct Retail	$1,960,847	$1,460,056	$5,593,923	$4,043,270
U.S. Other	5,807	13,189	30,947	42,903
U.S. segment net revenue	1,966,654	1,473,245	5,624,870	4,086,173
International Direct Retail	338,833	232,400	968,697	678,997
International segment net revenue	338,833	232,400	968,697	678,997
Total net revenue	$2,305,487	$1,705,645	$6,593,567	$4,765,170

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Adjusted EBITDA:
U.S.	$(62,878)	$(26,036)	$(91,002)	$(26,774)
International	(81,306)	(50,369)	(225,383)	(134,400)
Total reportable segments Adjusted EBITDA	(144,184)	(76,405)	(316,385)	(161,174)
Less: reconciling items (1)	(127,851)	(75,321)	(337,977)	(199,061)
Net loss	$(272,035)	$(151,726)	$(654,362)	$(360,235)
(1) Adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss including the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Depreciation and amortization	$50,250	$32,544	$134,172	$87,426
Equity-based compensation and related taxes	65,275	36,317	173,963	95,074
Interest expense, net	14,432	7,066	33,922	18,269
Other (income), net	(2,182)	(1,054)	(5,582)	(2,661)
Provision for income taxes	76	448	1,502	953
Total reconciling items	$127,851	$75,321	$337,977	$199,061
The following table presents the activity related to the Company’s net revenue from Direct Retail sales derived through the Company’s sites and Other sales derived through websites operated by third parties and fees from our media solutions business (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net revenue
Direct Retail	$2,299,680	$1,692,456	$6,562,620	$4,722,267
Other	5,807	13,189	30,947	42,903
Net revenue	$2,305,487	$1,705,645	$6,593,567	$4,765,170

The following table presents total assets attributable to the Company's reportable segments reconciled to consolidated amounts (in thousands):

	September 30, 2019	December 31, 2018
Assets by segment
U.S.	$1,482,542	$670,344
International	190,498	56,177
Total reportable segments assets	1,673,040	726,521
Plus: reconciling corporate assets	1,334,595	1,164,329
Total assets	$3,007,635	$1,890,850
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
11. Income Taxes
Income tax expense was $0.1 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. The income tax expense recorded in the three and nine months ended September 30, 2019 and 2018 is primarily related to income earned in certain foreign jurisdictions and U.S. state income taxes.
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
The Company had no material unrecognized tax benefits as of September 30, 2019 and December 31, 2018. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

12. Stockholders’ Deficit
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of September 30, 2019, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 65,502,165 and 62,329,701 shares of Class A common stock and 27,372,273 and 28,417,882 shares of Class B common stock were outstanding as of September 30, 2019 and December 31, 2018, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the Company's initial public offering through September 30, 2019, 54,667,389 shares of Class B common stock were converted to Class A common stock.
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
The Company did not borrow any amounts under its credit agreement during the nine months ended September 30, 2019 and the year ended December 31, 2018.
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

In November 2018, the Company issued $575.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (the "2018 Notes"), which includes the exercise in full of a $75.0 million option granted to the initial purchasers, to certain financial institutions as the initial purchasers of the 2018 Notes (the "2018 Initial Purchasers"). The issuance of $500.0 million of 2018 Notes closed on November 19, 2018 and the additional $75.0 million of additional 2018 Notes, which were issued pursuant to the exercise of the 2018 Initial Purchasers' option to purchase such additional 2018 Notes, closed on November 29, 2018. On November 14, 2018, in connection with the pricing of the 2018 Notes, the Company entered into privately negotiated capped call transactions (the "2018 Base Capped Call Transactions") with one of the 2018 Initial Purchasers and certain other financial institutions (the "2018 Option Counterparties") and, in connection with the exercise in full of the 2018 Initial Purchasers' option to purchase such additional 2018 Notes, on November 27, 2018, entered into additional capped call transactions (such additional capped call transactions, the "2018 Additional Capped Call Transactions" and, together with the 2018 Base Capped Call Transactions, the "2018 Capped Call Transactions") with the 2018 Option Counterparties. Collectively, the 2018 Capped Call Transactions cover, initially, the number of shares of the Company’s Class A common stock underlying the 2018 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2018 Notes.

On August 19, 2019, the Company issued $948.75 million aggregate principal amount of 1.00% Convertible Senior Notes due 2026 (the "2019 Notes" and together with the 2017 Notes and 2018 Notes, the "Notes"), which includes the exercise in full of a $123.75 million option granted to the initial purchasers, to certain financial institutions as the initial purchasers of the 2019 Notes (the "2019 Initial Purchasers"). On August 14, 2019, in connection with the pricing of the 2019 Notes, the Company entered into privately negotiated capped call transactions (the "2019 Base Capped Call Transactions") with certain of the 2019 Initial Purchasers or their affiliates and another financial institution (the "2019 Option Counterparties") and, in connection with the exercise in full of the 2019 Initial Purchasers' option to purchase such additional 2019 Notes, on August 16, 2019, entered into additional capped call transactions (such additional capped call transactions, the "2019 Additional Capped Call Transactions" and, together with the 2019 Base Capped Call Transactions, the "2019 Capped Call Transactions") with the 2019 Option Counterparties. Collectively, the 2019 Capped Call Transactions cover, initially, the number of shares of the Company’s

Class A common stock underlying the 2019 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2019 Notes.
The net proceeds from the sale of the 2017 Notes, 2018 Notes, and 2019 Notes were approximately $420.4 million, $562.0 million, and $935.1 million, respectively, after deducting the initial purchasers’ discounts and the offering expenses payable by the Company. The Company used approximately $44.2 million, $93.4 million and $145.7 million, respectively, of the net proceeds from the 2017 Notes, 2018 Notes, and 2019 Notes to pay the cost of the 2017 Capped Call Transactions, the 2018 Capped Call Transactions, and the 2019 Capped Call Transactions, respectively. The Company intends to use the remainder of the net proceeds from the Notes for working capital and general corporate purposes. The Company may also use a portion of the net proceeds to finance acquisitions, strategic transactions, investments or the repayment, purchase or exchange of indebtedness (including its existing convertible notes).
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated and condensed balance sheet and amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate of the 2017 Notes, 2018 Notes, and 2019 Notes is 6.0%, 8.1%, and 6.4%, respectively. The equity component of the 2017 Notes, 2018 Notes, and 2019 Notes of approximately $95.8 million, $181.5 million, and $280.3 million, respectively, is included in additional paid-in capital in the consolidated and condensed balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Notes using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the consolidated and condensed balance sheet and amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.
The following table presents the outstanding principal amount and carrying value of the Notes as of the date presented (in thousands):

	September 30, 2019			December 31, 2018
	2017 Notes	2018 Notes	2019 Notes	2017 Notes	2018 Notes
Principal amounts:
Principal	$431,250	$575,000	$948,750	$431,250	$575,000
Unamortized debt discount	(64,963)	(168,012)	(286,098)	(79,911)	(187,435)
Net carrying amount	$366,287	$406,988	$662,652	$351,339	$387,565

The following tables present total interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,
	2019			2018
	2017 Notes	2018 Notes	2019 Notes	2017 Notes
Contractual interest expense	$404	$1,617	$1,031	$404
Interest cost related to amortization of the debt discount	$5,058	$6,613	$3,799	$4,764

	Nine Months Ended September 30,
	2019			2018
	2017 Notes	2018 Notes	2019 Notes	2017 Notes
Contractual interest expense	$1,213	$4,852	$1,031	$1,213
Interest cost related to amortization of the debt discount	$14,948	$19,423	$3,799	$14,077

The estimated fair value of the 2017 Notes, the 2018 Notes, and the 2019 Notes was $533.3 million, $694.3 million, and $973.9 million, respectively, as of September 30, 2019. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3, Marketable Securities and Fair Value Measurements. As of September 30, 2019, the if-converted value of the 2017 Notes exceeded the principal amount by $33.4 million. The if-converted value of both the 2018 and 2019 Notes did not exceed the principal value as of September 30, 2019.
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
The 2017 Notes are not convertible during the fourth quarter of 2019 and none of the 2017 Notes has been converted to date.
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
The 2018 Notes are not convertible during the fourth quarter of 2019 and none of the 2018 Notes has been converted to date.
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

2019 Notes
The 2019 Notes were issued pursuant to an indenture, dated August 19, 2019 (the "2019 Indenture"), between the Company and U.S. Bank National Association, as trustee. The Company will pay interest on the 2019 Notes semiannually in arrears at a rate of 1.00% per annum on February 15 and August 15 of each year commencing on February 15, 2020. The 2019 Notes are convertible based upon an initial conversion rate of 6.7349 shares of the Company’s Class A common stock per $1,000 principal amount of 2019 Notes (equivalent to a conversion price of approximately $148.48 per share of the Company’s Class A common stock). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s Class A common stock, but will not be adjusted for accrued and unpaid interest. The Company will settle any conversions of the 2019 Notes in cash, shares of the Company’s Class A common stock or a combination thereof, with the form of consideration determined at the Company’s election.
The 2019 Notes will mature on August 15, 2026, unless earlier purchased, redeemed or converted. Prior to May 15, 2026, holders may convert all or a portion of their 2019 Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “2019 Notes measurement period”) in which the trading price per $1,000 principal amount of 2019 Notes for each trading day of the 2019 Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) with respect to any 2019 Notes called for redemption by the Company, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On and after May 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2019 Notes at any time, regardless of the foregoing circumstances. Holders of 2019 Notes who convert their 2019 Notes in connection with a make-whole fundamental change or a notice of redemption (each as defined in the 2019 Indenture) may be entitled to a premium in the form of an increase in the conversion rate of the 2019 Notes.

The 2019 Notes are not convertible during the fourth quarter of 2019 and none of the 2019 Notes has been converted to date.

The Company may not redeem the 2019 Notes prior to August 20, 2023. On or after August 20, 2023, the Company may redeem for cash all or part of the 2019 Notes if the last reported sale price of the Company’s Class A common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be 100% of the principal amount of the 2019 Notes to be redeemed, plus accrued and unpaid interest, if any.

Upon the occurrence of a fundamental change (as defined in the 2019 Indenture), holders may require the Company to repurchase all or a portion of their 2019 Notes for cash at a price equal to 100% of the principal amount of the 2019 Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the fundamental change repurchase date.

The 2019 Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2019 Notes then outstanding may declare the entire principal amount of all the 2019 Notes plus accrued interest, if any, to be immediately due and payable.
Capped Call Transactions
The Restated 2017 Capped Call Transactions, 2018 Capped Call Transactions, and 2019 Capped Call Transactions (collectively, the "Capped Call Transactions") are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the Notes upon conversion of the Notes in the event that the market price per share of the Company’s Class A common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The Restated 2017 Capped Call Transactions have an initial cap price of $154.16 per share of the Company’s Class A common stock, which represents a premium of 100% over the last reported sale price of the Company’s Class A common stock on September 11, 2017, which is the date the 2017 Notes priced, and is subject to certain adjustments under the terms of the Restated 2017 Capped Call Transactions. The 2018 Capped Call Transactions have an initial cap price of $219.63 per share of the Company’s Class A common stock, which represents a premium of 150% over the last reported sale price of the Company’s Class A common stock on November 14, 2018, which is the day the 2018 Notes priced, and is subject to certain adjustments under the terms of the 2018 Capped Call Transactions. The 2019 Capped Call Transactions have an initial cap price of $280.15 per share of the Company's Class A common stock, which represents a premium of 150% over the last reported sale price of the Company's Class A common stock on August 14, 2019, which is the day the 2019 Notes priced, and is subject to certain adjustments under the terms of the 2019 Capped Call Transactions. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s Class A common stock underlying the Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Notes.
The Capped Call Transactions are separate transactions, in each case, entered into by the Company with the 2017 Option Counterparties, the 2018 Option Counterparties, and 2019 Option Counterparties, and are not part of the terms of the Notes and will not affect any holder’s rights under the Notes. Holders of the Notes will not have any rights with respect to the Capped Call Transactions. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to additional paid-in capital within shareholders’ equity.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss	$(272,035)	$(151,726)	$(654,362)	$(360,235)
Weighted average common shares used for basic and diluted net loss per share computation	92,540	89,792	91,820	89,144
Net loss per common share:
Basic and Diluted	$(2.94)	$(1.69)	$(7.13)	$(4.04)

Dilutive common stock equivalents, representing potentially dilutive common stock options, restricted stock and restricted stock units, of 7.9 million and 7.3 million for the three and nine months ended September 30, 2019 and 2018, respectively, were excluded from diluted earnings per share calculations for these periods because of their anti-dilutive effect. Furthermore, the shares of Class A common stock that would be issuable if the Company elects to settle the Notes in shares were excluded from the diluted earnings per share calculation (using the if-converted method) for the nine-month period ended September 30, 2019 because their effect would have been anti-dilutive.
The Company may settle the conversions of the Notes in cash, shares of the Company's Class A common stock or any combination thereof at its election. For the 2017 Notes, the number of shares of the Company's Class A common stock issuable at the conversion price of $104.06 per share is expected to be 4.1 million shares, for the 2018 Notes, the number of shares of the Company's Class A common stock issuable at the conversion price of $116.40 is expected to be 4.9 million shares, and for the 2019 Notes, the number of shares of the Company's Class A common stock issuable at the conversion price of $148.48 is expected to be 6.4 million shares. However, the Capped Call Transactions are expected generally to reduce the potential dilution of the Company's Class A common stock upon any conversion of Notes and/or offset the cash payments the Company is required to make in excess of the principal amount of the Notes. Under the Restated 2017 Capped Call Transactions, the number of shares of Class A common stock issuable at the conversion price of $154.16 is expected to be 2.8 million. Under the 2018 Capped Call Transactions, the number of shares of Class A common stock issuable at the conversion price of $219.63 is expected to be 2.6 million shares. Under the 2019 Capped Call Transactions, the number of shares of Class A common stock issuable at the conversion price of $280.15 is expected to be 3.4 million shares. For more information on the Notes and the Capped Call Transactions, see Note 14, Convertible Debt.
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
Our operating and reportable segments are U.S. and International. The following table presents Direct Retail and Other net revenues attributable to the Company’s reportable segments for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
U.S. Direct Retail	$1,960,847	$1,460,056	$5,593,923	$4,043,270
U.S. Other	5,807	13,189	30,947	42,903
U.S. segment net revenue	1,966,654	1,473,245	5,624,870	4,086,173
International Direct Retail	338,833	232,400	968,697	678,997
International segment net revenue	338,833	232,400	968,697	678,997
Total net revenue	$2,305,487	$1,705,645	$6,593,567	$4,765,170
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

	Three months ended September 30,
	2019	2018	% Change
Consolidated Financial Metrics
Net Revenue	$2,305,487	$1,705,645	35.2%
Adjusted EBITDA	$(144,184)	$(76,405)
Free cash flow	$(180,900)	$(58,803)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$2,299,680	$1,692,456	35.9%
Active Customers	19,071	13,860	37.6%
LTM Net Revenue per Active Customer	$449	$443	1.4%
Orders Delivered	9,121	6,938	31.5%
Average Order Value	$252	$244	3.3%

	Nine months ended September 30,
	2019	2018	% Change
Consolidated Financial Metrics
Net Revenue	$6,593,567	$4,765,170	38.4%
Adjusted EBITDA	$(316,385)	$(161,174)
Free cash flow	$(439,188)	$(113,942)
Direct Retail Financial and Operating Metrics
Direct Retail Net Revenue	$6,562,620	$4,722,267	39.0%
Active Customers	19,071	13,860	37.6%
LTM Net Revenue per Active Customer	$449	$443	1.4%
Orders Delivered	26,446	19,278	37.2%
Average Order Value	$248	$245	1.2%

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

▪	Adjusted EBITDA does not reflect equity-based compensation and related taxes;

▪	Adjusted EBITDA does not reflect changes in our working capital;

▪	Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us;

▪	Adjusted EBITDA does not reflect depreciation and interest expenses associated with the lease financing obligation; and

▪	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA
Net loss	$(272,035)	$(151,726)	$(654,362)	$(360,235)
Depreciation and amortization	50,250	32,544	134,172	87,426
Equity-based compensation and related taxes	65,275	36,317	173,963	95,074
Interest expense, net	14,432	7,066	33,922	18,269
Other (income), net	(2,182)	(1,054)	(5,582)	(2,661)
Provision for income taxes	76	448	1,502	953
Adjusted EBITDA	$(144,184)	$(76,405)	$(316,385)	$(161,174)
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

The following table presents a reconciliation of free cash flow to net cash used in operating activities for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net cash (used in) provided by operating activities	$(76,441)	$7,804	$(160,523)	$42,331
Purchase of property and equipment	(68,628)	(49,411)	(183,968)	(110,504)
Site and software development costs	(35,831)	(17,196)	(94,697)	(45,769)
Free cash flow	$(180,900)	$(58,803)	$(439,188)	$(113,942)
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
Other Income, Net
Other income, net consists primarily of foreign currency losses or gains.

Results of Consolidated Operations (in thousands)
Comparison of the three months ended September 30, 2019 and 2018
Net revenue

	Three months ended September 30,
	2019	2018	% Change
Direct Retail	$2,299,680	$1,692,456	35.9%
Other	5,807	13,189	(56.0)%
Net revenue	$2,305,487	$1,705,645	35.2%
In the three months ended September 30, 2019, net revenue increased by $599.8 million, or 35.2% compared to the same period in 2018, primarily as a result of an increase in Direct Retail net revenue. In the three months ended September 30, 2019, Direct Retail net revenue increased by $607.2 million, or 35.9% compared to the same period in 2018, primarily due to sales to a larger customer base, as the number of active customers increased 37.6% as of September 30, 2019 compared to September 30, 2018. Additionally, LTM net revenue per active customer increased 1.4% as of September 30, 2019 compared to September 30, 2018. The $7.4 million or 56.0% decrease in Other revenue in the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
Cost of goods sold

	Three months ended September 30,
	2019	2018	% Change
Cost of goods sold	$1,765,566	$1,312,875	34.5%
As a percentage of net revenue	76.6%	77.0%
In the three months ended September 30, 2019, cost of goods sold increased by $452.7 million, or 34.5%, compared to the same period in 2018. Of the increase in cost of goods sold, $374.8 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $77.9 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue decreased in the three months ended September 30, 2019 compared to the same period in 2018 as a result of the mix of the products sold.

Operating expenses

	Three months ended September 30,
	2019	2018	% Change
Customer service and merchant fees (1)	$91,255	$66,664	36.9%
Advertising	281,846	202,587	39.1%
Selling, operations, technology, general and administrative	426,529	268,785	58.7%
	$799,630	$538,036	48.6%
As a percentage of net revenue:
Customer service and merchant fees (1)	4.0%	3.9%
Advertising	12.2%	11.9%
Selling operations, technology, general and administrative (1)	18.5%	15.8%
	34.7%	31.6%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended September 30,
	2019	2018
Customer service and merchant fees	$2,374	$1,549
Selling operations, technology, general and administrative	$61,451	$34,041
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended September 30,
	2019	2018
Customer service and merchant fees	3.9%	3.8%
Selling, operations, technology, general and administrative	15.8%	13.8%
Excluding the impact of equity-based compensation and related taxes, customer service costs and merchant processing fees increased by $23.8 million in the three months ended September 30, 2019 compared to the same period in 2018, primarily due to the increase in net revenue during the three months ended September 30, 2019.
Our advertising expenses increased by $79.3 million in the three months ended September 30, 2019 compared to the same period in 2018, primarily as a result of an increase in online and television advertising. Advertising was relatively consistent as a percentage of net revenue in the three months ended September 30, 2019 compared to the same period in 2018.
Excluding the impact of equity-based compensation and related taxes, selling, operations, technology, general and administrative expense increased by $130.3 million in the three months ended September 30, 2019 compared to the same period in 2018. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in selling, operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Comparison of the nine months ended September 30, 2019 and 2018
Net revenue

	Nine months ended September 30,
	2019	2018	% Change
Direct Retail	$6,562,620	$4,722,267	39.0%
Other	30,947	42,903	(27.9)%
Net revenue	$6,593,567	$4,765,170	38.4%
In the nine months ended September 30, 2019, net revenue increased by $1,828.4 million, or 38.4% compared to the same period in 2018, primarily as a result of an increase in Direct Retail net revenue. In the nine months ended September 30, 2019, Direct Retail net revenue increased by $1,840.4 million, or 39.0% compared to the same period in 2018, primarily due to sales to a larger customer base, as the number of active customers increased 37.6% as of September 30, 2019 compared to September 30, 2018. Additionally, LTM net revenue per active customer increased 1.4% as of September 30, 2019 compared to September 30, 2018. The $12.0 million or 27.9% decrease in Other revenue in the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to decreased sales through our retail partners, as we continue to focus more on our Direct Retail business over time.
Cost of goods sold

	Nine months ended September 30,
	2019	2018	% Change
Cost of goods sold	$5,023,590	$3,663,569	37.1%
As a percentage of net revenue	76.2%	76.9%
In the nine months ended September 30, 2019, cost of goods sold increased by $1,360.0 million, or 37.1%, compared to the same period in 2018. Of the increase in cost of goods sold, $1,108.1 million was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $251.9 million as a result of the increase in products sold during the period. Cost of goods sold as a percentage of net revenue decreased in the nine months ended September 30, 2019 compared to the same period in 2018 as a result of changes in the mix of the products sold.
Operating expenses

	Nine months ended September 30,
	2019	2018	% Change
Customer service and merchant fees (1)	$256,230	$182,340	40.5%
Advertising	784,981	541,815	44.9%
Selling, operations, technology, general and administrative (1)	1,153,286	721,120	59.9%
Total operating expenses	$2,194,497	$1,445,275	51.8%
As a percentage of net revenue
Customer service and merchant fees (1)	3.9%	3.8%
Advertising	11.9%	11.4%
Selling, operations, technology, general and administrative (1)	17.5%	15.1%
	33.3%	30.3%
(1) Includes equity-based compensation and related taxes as follows:

	Nine months ended September 30,
	2019	2018
Customer service and merchant fees	$6,619	$3,652
Selling, operations, technology, general and administrative	$163,585	$89,493

The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Nine months ended September 30,
	2019	2018
Customer service and merchant fees	3.8%	3.7%
Selling, operations, technology, general and administrative	15.0%	13.3%
Excluding the impact of equity-based compensation and related taxes, customer service costs and merchant processing fees increased by $70.9 million in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to the increase in net revenue during the nine months ended September 30, 2019.
Our advertising expenses increased by $243.2 million in the nine months ended September 30, 2019 compared to the same period in 2018, primarily as a result of an increase in online and television advertising. Advertising increased as a percentage of net revenue in the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily attributable to increased investment to generate future new customer growth, partially offset by ongoing leverage due to our increasing mix of orders from repeat customers.
Excluding the impact of equity-based compensation and related taxes, selling, operations, technology, general and administrative expense increased by $358.1 million in the nine months ended September 30, 2019 compared to the same period in 2018. As our revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in selling, operations, technology, general and administrative expense was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.
Liquidity and Capital Resources
 Sources of Liquidity

	September 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$1,295,385	$849,461
Short-term investments	$6,049	$114,278
Accounts receivable, net	$75,677	$50,603
Long-term investments	$—	$6,526
Working capital	$237,042	$116,713
 Historical Cash Flows

	Nine months ended September 30,
	2019	2018
	(in thousands)
Net loss	$(654,362)	$(360,235)
Net cash (used in) provided by operating activities	$(160,523)	$42,331
Net cash used in investing activities	$(179,174)	$(110,717)
Net cash provided by (used in) financing activities	$787,207	$(993)
At September 30, 2019, our principal source of liquidity was cash and cash equivalents and short- and long-term investments totaling $1,301.4 million, which includes $935.1 million of net proceeds from the issuance of our 2019 Notes in August 2019, partially offset by $145.7 million in premiums paid at the same time for separate capped call transactions. We believe that our existing cash and cash equivalents and investments, together with cash generated from operations and the cash available under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity linked or debt financing arrangements.

Capital expenditures were 3.3% of net revenue for the year ended December 31, 2018, and related primarily to our ongoing investments in our technology infrastructure, and equipment purchases and improvements for leased warehouses within our expanding supply chain network. Capital expenditures were 4.5% of net revenue for the quarter ended September 30, 2019. For the three months ending December 31, 2019, we expect capital expenditures to be approximately 4.0% to 5.0% of net revenue as we continue to build out our logistics network.
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
Cash used in operating activities in the nine months ended September 30, 2019 was $160.5 million and was driven primarily by a net loss of $654.4 million and other non-cash items of $1.6 million, partially offset by cash provided by operating assets and liabilities of $158.6 million, the net impact of certain non-cash items including equity based compensation of $162.0 million, depreciation and amortization expense of $134.2 million, and amortization of discount and issuance costs related to our convertible notes of $40.7 million.
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
Cash used in investing activities in the nine months ended September 30, 2019 was $179.2 million and was primarily driven by purchases of property and equipment of $184.0 million and site, software development costs of $94.7 million and other investing activities of $16.0 million, partially offset by a net increase in the maturity of short-term investments of $115.5 million.
Cash used in investing activities in the nine months ended September 30, 2018 was $110.7 million and was primarily driven by purchase of property and equipment of $110.5 million and site, software development costs of $45.8 million, and other investing activities of $0.4 million, partially offset by net increase in the maturity of short-term investments of $46.0 million.
Financing Activities
Cash provided by financing activities in the nine months ended September 30, 2019 was $787.2 million and was primarily due to $935.1 million of net proceeds from the issuance of our 2019 Notes and $0.1 million net proceeds from exercise of stock options, partially offset by $145.7 million in premiums paid for separate capped call transactions, $0.8 million of deferred finance costs, and $1.5 million statutory minimum taxes paid related to net share settlements of equity awards.
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
Credit Agreement and Convertible Notes
For information regarding our credit agreement and convertible notes, see Note 13, Credit Agreement, and Note 14, Convertible Debt, respectively, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. As disclosed in Note 14, Convertible Debt, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, the conditional conversion feature of the 2017 Notes was triggered as of March 31, 2019 and June 30, 2019, and as a result the 2017 Notes became convertible at the option of the holders, in whole or in part, during the second quarter and third quarter of 2019, but are not convertible during the fourth quarter of 2019 pursuant to the last reported sale price condition. The conditional conversion feature of the 2018 Notes was triggered as of March 31, 2019, and as a result the 2018 Notes became convertible at the option of the holders, in whole or in part, during the second quarter of 2019, but were not convertible during the third quarter of 2019 and are not convertible during the fourth quarter of 2019 pursuant to the last reported sale price condition. Whether the 2017 Notes, the 2018 Notes, and 2019 Notes will be convertible in future quarters will depend on the satisfaction of the applicable last reported sales price condition or another conversion condition in the future. If one or more holders elect to convert their 2017 Notes, 2018 Notes, or 2019 Notes at a time when any such notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. From October 1, 2019 through the date of this filing, none of the 2017 Notes, 2018 Notes or 2019 Notes has been converted.
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
Our 2017 Notes, which were issued in September 2017, carry a fixed interest rate of 0.375% per year, our 2018 Notes, which were issued in November 2018, carry a fixed interest of 1.125% per year, and our 2019 Notes, which were issued in August 2019, carry a fixed interest rate of 1.00% per year. Since the Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates.
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
During the three months ended September 30, 2019, we issued 15,645 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities was pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.
On August 19, 2019, we issued $948.75 million aggregate principal amount of 1.00% Convertible Senior Notes due 2026 (the "2019 Notes") to certain financial institutions as the initial purchasers of the 2019 Notes. Our offering of the 2019 Notes was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the initial purchasers of the 2019 Notes, including that such initial purchasers would only offer, sell or deliver the 2019 Notes to persons whom they reasonably believe to be qualified institutional buyers within the meaning of Rule 144A under the Securities Act.

For more information regarding our 2019 Notes, see Note 14, Convertible Debt, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Recent Purchases of Equity Securities
During the three months ended September 30, 2019, we did not repurchase any shares of our common stock.

Item 6.    Exhibits.

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
4.1	Indenture, dated as of August 19, 2019, by and between Wayfair Inc. and U.S. Bank National Association, as trustee.		8-K	001-36666	8/19/2019	4.1

4.2	Form of 1.00% Convertible Senior Notes due 2026 (included in Exhibit 4.1).		8-K	001-36666	8/19/2019	4.2

10.1	Purchase Agreement, dated August 14, 2019, by and among Wayfair Inc. and Goldman Sachs &Co. LLC and Citigroup Global Markets Inc., as representatives of several Initial Purchasers.		8-K	001-36666	8/19/2019	10.1

10.2	Letter Agreement, dated August 14, 2019, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	8/19/2019	10.2

10.3	Letter Agreement, dated August 14, 2019, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	8/19/2019	10.3

10.4	Letter Agreement, dated August 14, 2019, between JPMorgan Chase Bank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	8/19/2019	10.4

10.5	Letter Agreement, dated August 16, 2019, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	8/19/2019	10.5

10.6	Letter Agreement, dated August 16, 2019, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	8/19/2019	10.6

10.7	Letter Agreement, dated August 16, 2019, between JPMorgan Chase Bank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	8/19/2019	10.7

10.8	Tenth Amendment to Copley Lease, dated as of October 10, 2019, by and between Copley Place Associates, LLC and Wayfair LLC.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

+	Indicates a management contract or compensatory plan

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

WAYFAIR INC.

Date: October 31, 2019	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 31, 2019	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial and Accounting Officer)