Form 10-K
period 2019-12-31
Wayfair Inc.
filed 2020-02-28
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 001-36666

Wayfair Inc.
(Exact name of registrant as specified in its charter)

Delaware			36-4791999
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
4 Copley Place	Boston,	MA	02116
(Address of principal executive offices)			(Zip Code)
(617) 532-6100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	W	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019 computed by reference to the closing sale price of $146.00 per share as reported on the New York Stock Exchange on that date was $9.1 billion.

Class	Outstanding at February 18, 2020
Class A Common Stock, $0.001 par value per share	67,164,350
Class B Common Stock, $0.001 par value per share	26,958,041

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Wayfair Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our investment plans, our future customer growth, our future results of operations and financial position, our business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions.
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

PART I
Item 1. Business
Overview
Wayfair is one of the world's largest online destinations for the home. Through our e-commerce business model, we offer customers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over eighteen million products from over 12,000 suppliers.
We are focused on bringing our customers an experience that is at the forefront of shopping for the home online. Our primary target customer is a 35- to 65-year-old woman with an annual household income of $50,000 to $250,000, who we believe is underserved by traditional brick and mortar and other retailers of home goods. Because each of our customers has a different taste, style, purchasing goal, and budget when shopping for her home, we have built one of the largest online selections of furniture, décor, decorative accents, housewares, seasonal décor, and other home goods. We are able to offer this vast selection of products because we hold minimal inventory. We specialize in the home category and this has enabled us to build a shopping experience and logistics infrastructure that is tailored to the unique characteristics of our market.
The delivery experience and overall customer service we offer our shoppers are central to our business. The majority of our products are shipped to customers directly from our suppliers with an increasing proportion flowing through our own logistics network. We have invested considerably in our logistics network and increasingly leverage these capabilities to improve the experience for both customers and suppliers. This network is comprised of CastleGate and the Wayfair Delivery Network ("WDN"). Our CastleGate facilities enable suppliers to forward-position their inventory in our warehouses, allowing us to offer faster delivery. Through WDN, we can directly manage large parcel deliveries via consolidation centers, cross docks and last mile delivery facilities, which, alongside CastleGate, enables us to speed up deliveries, decrease our reliance on third parties and undertake efforts to reduce damage. We believe these investments in logistics capabilities result in an enhanced experience for our customers and suppliers. We also believe providing superior customer service is key to delighting our customers. Our customer service locations are staffed with over 3,600 highly-trained sales and service employees located in the United States ("U.S.") and Europe.
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
As used herein, "Wayfair," "the company," "we," "us," "our," and similar terms include Wayfair Inc. and its subsidiaries, unless the context indicates otherwise.
Segments
Our operating and reportable segments are the U.S. and International. See Note 12 to the Consolidated Financial Statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Net revenue of the U.S. segment represented 85% of consolidated net revenue for the year ended December 31, 2019.
Our Industry
The home goods market is large and characterized by specific consumer trends, structural challenges and market dynamics that are shaping the future of our industry.
Addressable Market Size and Growth
We estimate today the annual U.S. market for home goods is approximately $296 billion, of which approximately 14% is sold online. According to data released by the U.S. Census Bureau, there are approximately 69 million households in the U.S. with annual incomes between $50,000 and $250,000. Moreover, we believe there are approximately 80 million millennials (which we define as individuals currently between the ages of 20 and 37) in the U.S., many of whom are accustomed to purchasing goods online. As millennials age, start new families and move into new homes, we expect online sales of home goods to increase. In addition, we believe the online home goods market will further grow as older generations of consumers become increasingly comfortable purchasing online. With our presence in Canada and western Europe, we believe we have more than doubled the size of our total addressable market.
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
Our Solution - Key Benefits for Our Customers
We offer broad selection and choice. We have one of the largest online selections of furniture, décor, decorative accents, housewares, seasonal décor and other home goods with over eighteen million products from over 12,000 suppliers. We have built a portfolio of over 90 house brands, which offer a curated brand experience, making it easier for customers to discover styles, products and price points that appeal to them.
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
Superior customer service is a core part of the experience we offer shoppers. Our customer service organization has over 3,600 employees who help consumers navigate our sites, answer questions and complete orders. This team helps us build trust with consumers, build our brand awareness, enhance our reputation and drive sales.
Our Solution - Key Benefits for Our Suppliers
We give suppliers cost-effective access to our large customer base. We sell products from over 12,000 suppliers, many of which are small, family-run operations without well-known product brands and without easy retail access to a large customer base. We provide our suppliers with access to our large customer base, with 20.3 million active customers over the last twelve months, enabling them to increase their sales and access the growing e-commerce market.
Suppliers can leverage our technological expertise to drive sales. Our technology platform is designed to allow suppliers to easily provide us with their full product selection and to highlight selected products for customers on our sites. We offer our suppliers a view of our demand and inventory needs via powerful data and analytics. Through our technology platform, we believe many of our suppliers have increased their sales, which has strengthened their loyalty to us.
Our logistics infrastructure allows us to ship directly to our customers from our suppliers or from our CastleGate warehouses. This fulfillment network is a key component of our custom-built and seamlessly integrated technology and operational platform.

Sites and Brands
Each of our customers has a different taste, style, purchasing goal and budget when shopping for her home. To help her find the right products for her home, we offer a family of sites, each with a unique brand identity that offers a tailored shopping experience and rich product selection to a different target audience.
Wayfair - Everything home for every budget.
Joss & Main - Stylish designs to discover daily.
AllModern - The best of modern, priced for real life.
Birch Lane - Classic home. Comfortable cost.
Perigold - The widest-ever selection of luxury home furnishings.
Wayfair represents a significant majority of our net revenue and is the only one of our sites that also operates internationally, operating as Wayfair.ca in Canada, Wayfair.co.uk in the United Kingdom and Wayfair.de in Germany.
On our sites, we also feature certain products under our house brands, such as Three Posts® and Mercury Row®. Through these house brands, we help our customers navigate our sites to find items quickly that match her particular style and price point.
"Direct Retail" sales include net revenue generated through the family of sites described above. In addition to Direct Retail, we also generate net revenue through two sources, namely Retail Partners and Wayfair Media Solutions. Retail Partners net revenue is generated from sites operated by third parties. These relationships allow consumers to purchase Wayfair products through the retail partners' websites. We made the strategic decision starting in 2014 to deemphasize this part of our business. Wayfair Media Solutions is a smaller portion of our net revenue that is generated through third-party advertisers that pay for advertisements placed on our sites. Wayfair helps manufacturers, retailers and other advertisers market to our large consumer audience.
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
Our team of over 3,400 engineers and data scientists has built a full set of technology solutions specific to the home goods market. Our storefront consists of a large set of tools and systems with which our customers directly interact, that are specifically tuned for shopping the home goods category by mixing lifestyle imagery with easy-to-use navigation tools and personalization features designed to increase customer conversion. We have designed operations software to deliver the reliable and consistent experience consumers desire, with proprietary software enhancing our performance in areas such as integration with our suppliers, our warehouse and logistics network and our customer service centers. Much of our advertising technology was internally developed, including campaign management and bidding algorithms for online advertising. This allows us to leverage our internal data and target customers efficiently across various channels. We also partner selectively with marketing partners where we find solutions that meet our marketing objectives and deliver strong return on investment.
Much of the underlying infrastructure for storefront, operations and advertising technology is common across all of our sites and countries. Our systems are managed in geographically distributed, highly secure data centers that are engineered for high availability. These systems are monitored 24x7 by our network operations center for performance and security. In 2019, we transitioned to a hybrid data infrastructure that integrates our existing data center network with a cloud-based solution for data storage and processing.
Marketing
Our marketing efforts bring new and repeat customers to our sites and help us acquire their email addresses through various paid and non-paid advertising methods. Our paid advertising efforts consist primarily of online channels, including search engine marketing, display advertising, and paid social media, and to a lesser extent direct mail and television advertisements. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile "push" notifications and email. Upon acquiring a customer or a potential customer's email address, we seek to increase their engagement with our sites and drive repeat purchases. This effort to increase engagement and repeat purchasing is driven by all of our marketing tools, including email marketing efforts and customer retargeting. We rigorously manage our paid marketing efforts towards the goal that each new spending initiative is cost-effective with a measurable return on investment within a designated period of time.

Logistics
Our logistics network was built specifically for the home category, where items can be bulky, heavy and prone to damage. Historically, our primary method of fulfillment was a drop-ship network where integration into our suppliers' back-end technology infrastructure allowed us to process an order and send it directly to a supplier's warehouse. We would then arrange for shipment from the loading dock of the supplier's warehouse to the customer's home. Depending on the size of the package, the delivery would be made either through carriers such as FedEx, UPS, DHL, the U.S. Postal Service or third-party line haul trucking companies and third-party last mile home delivery agents. An increasing proportion of customer orders is being shipped from our CastleGate warehouses. The majority of large parcel items is delivered through our WDN, which includes consolidation centers, cross docks, and last mile delivery facilities. For smaller items, we partner with carriers to handle the delivery to the customer. We believe that our proprietary logistics network will help drive incremental sales by delighting our customers with faster delivery times and a better home delivery experience. Over time we believe this network will also lower our costs per order by reducing damage rates and leveraging economies of scale in transportation.
Customer Service
Our customer service team consists of approximately 3,600 Wayfair sales and service consultants and employees located across the U.S. and Europe who are available to help our customers with sales and service via phone, email or online chat. Because we view superior customer service as one of our key values, our sales and service employees receive extensive training as well as competitive compensation and benefit packages. The team consists of generalists as well as specialists who have deeper expertise and training in select areas of our catalog, such as lighting, flooring and upholstery.
Our Growth Strategy
Our goal is to further improve our leadership in the home goods market by pursuing the following key strategies:

•	continue building our brands by delighting our customers;

•	acquire new customers and increase repeat purchases from existing customers;

•	invest in technology to further improve our customer and supplier experiences;

•
grow certain categories where we under-index the broader home goods market today, such as home improvement (e.g. plumbing, lighting and flooring), housewares, major appliances, mattresses, seasonal décor and decorative accents;

•	increase delivery speed and improve the delivery experience for our customers through the continued build-out of our proprietary logistics network;

•	continue to expand internationally; and

•	opportunistically pursue strategic acquisitions.
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

•
Specialty Retailers: Crate and Barrel, Ethan Allen, TJX Companies, At Home, Williams Sonoma, Restoration Hardware, Arhaus, Design Within Reach, Horchow, Room & Board, Floor & Decor, Mitchell Gold + Bob Williams;

•	Online Retailers and Marketplaces: Amazon, Build.com, Houzz and eBay; and

•	International: Leon's, Canadian Tire, John Lewis, Argos, Westwing, Otto and Home24, in addition to several of the companies listed above who also compete with us internationally.

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
Employees
As of December 31, 2019, we had 16,985 full-time equivalent employees. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our logistics network. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Our historical growth rates may not be sustainable or indicative of future growth. We believe that our continued revenue growth will depend upon, among other factors, our ability to:

•	build our brands and launch new brands;

•	acquire new customers and increase repeat purchases from existing customers;

•	develop new features to enhance the consumer experience on our sites, mobile-optimized sites and mobile applications;

•	increase the frequency with which new and repeat customers purchase products on our sites through merchandising, data, analytics and technology;

•	add new suppliers and deepen our relationships with our existing suppliers;

•
grow certain categories where we under index the broader home goods market today, such as home improvement (e.g. plumbing, lighting and flooring), housewares, major appliances, mattresses, seasonal décor and decorative accents;

•	enhance the systems our consumers use to interact with our sites and invest in our infrastructure platform;

•	increase delivery speed and improve the delivery experience for our customers through the continued build-out of our proprietary logistics network;

•	continue to expand internationally; and

•	opportunistically pursue strategic acquisitions.
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
To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed.  Moreover, we have recently implemented reductions in force and may in the future implement other reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and the risk that we may not achieve the anticipated benefits from the reduction in force. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business. We also face significant competition for personnel, particularly in the Boston, Massachusetts and Berlin, Germany areas where our largest corporate offices are located. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results.
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
Our success depends on our ability to acquire and retain customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase home goods and may prefer alternatives to our offerings, such as traditional brick and mortar retailers, the websites of our competitors or our suppliers' own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. Our paid advertising efforts consist primarily of online channels, including display advertising, paid search advertising, social media advertising, search engine optimization, comparison shopping engine advertising, television advertising, direct mail, catalog and print advertising. These efforts are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. Additionally, actions by third parties to block or impose restrictions on the delivery of certain advertisements could also adversely impact our business. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers or retain existing customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers or efficiencies in our logistics network, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.
We believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers. Therefore, we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers in sufficient numbers to continue to grow our business, or we may be required to incur significantly higher marketing expenses in order to acquire new customers.
We also utilize non-paid advertising. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile "push" notifications and email. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google, Bing and Yahoo!. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers or retain our existing customers and our financial condition would suffer.

Our success depends in part on our ability to increase our net revenue per active customer. If our efforts to increase customer loyalty and repeat purchasing as well as maintain high levels of customer engagement are not successful, our growth prospects and net revenue will be materially adversely affected.
Our ability to grow our business depends on our ability to retain our existing customer base and generate increased net revenue and repeat purchases from this customer base, and maintain high levels of customer engagement. To do this, we must continue to provide our customers and potential customers with a unified, convenient, efficient and differentiated shopping experience by:

•	providing imagery, tools and technology that attract customers who historically would have bought elsewhere;

•	maintaining a high-quality and diverse portfolio of products and services;

•	delivering products on time and without damage; and

•	maintaining and further developing our mobile platforms.
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
Maintaining and enhancing our brands is critical to expanding our base of customers and suppliers. Our ability to maintain and enhance our brand depends largely on our ability to maintain customer confidence in our product and service offerings, including by delivering products on time and without damage. If customers do not have a satisfactory shopping experience, they may seek out alternative offerings from our competitors and may not return to our sites as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product quality, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of our customer base and result in decreased net revenue, which could adversely affect our business and financial results. A significant portion of our customers' brand experience also depends on third parties outside of our control, including suppliers and logistics providers such as FedEx, UPS, DHL, the U.S. Postal Service and other third-party delivery agents. If these third parties do not meet our or our customers' expectations, our brands may suffer irreparable damage.
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
Customer complaints or negative publicity about our sites, products, delivery times, company practices, employees, customer data handling and security practices or customer support, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands.
Our efforts to expand our business into new brands, products, services, technologies, and geographic regions will subject us to additional business, legal, financial, and competitive risks and may not be successful.
Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and services and by expanding our existing offerings into new geographies. For example, we launched Hykkon, an EU flagship brand, in 2019, the MyWay loyalty program in 2018, Perigold in 2017, and Wayfair.ca in Canada in 2016. Launching new brands and services or expanding internationally requires significant upfront investments, including investments in marketing, information technology, and additional personnel. Expanding our brands internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers, regional competitors and local laws, construct catalogs specific to the country, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory net revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
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
Fluctuations in currency exchange rates could adversely affect our financial performance and our reported results of operations.
Because we generate net revenue in the local currencies of our international business, our financial results are impacted by fluctuations in currency exchange rates. The results of operations of our international business is exposed to currency exchange rate fluctuations as the the financial results of the applicable subsidiaries are translated from the local currency to U.S. dollars for financial reporting purposes. Our Consolidated Financial Statements are denominated in U.S. dollars and as a result fluctuations in currency exchange rates may adversely affect our results of operations or financial results. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated net revenues or expenses will result in increased U.S. dollar denominated net revenues and expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, particularly the euro, the British pound, or the Canadian dollar, our translation of foreign currency denominated net revenues or expenses will result in lower U.S. dollar denominated net revenues and expenses. To date, we have not entered into any currency hedging contracts. As a result, fluctuations in foreign exchange rates could significantly impact our financial results.

Brexit may continue to have a significant impact on currency exchange rates and the global and European economy generally. The outcome of the referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations, including the strengthening of the U.S. dollar against the British pound and the euro, which may continue or worsen as the outcome of the ultimate terms of the withdrawal of the United Kingdom from the European Union becomes clear.
We have a history of losses and expect to have operating losses and negative cash flow as we continue to expand our business.
We have a history of losses, and we accumulated $306.2 million in common members' deficit as Wayfair LLC and an additional $2,065.4 million loss as Wayfair Inc. through December 31, 2019. Because the market for purchasing home goods online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. As a result, our losses may be larger than anticipated, and we may never achieve profitability. Also, we expect our operating expenses to increase over the next several years as we expand internationally, continue to grow our proprietary logistics network, hire more employees and continue to develop new brands, features and services. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.
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
We use complex proprietary software in our technology infrastructure, which we seek to continually update and improve. We may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. In particular, we have in the past and may in the future experience slowdowns or interruptions in some or all of our sites when we are updating them, and new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Additionally, we have expanded our use of third-party services, including third-party "cloud" computing services, and as a result our technology infrastructure may be subject to slowdowns or interruptions as a result of integration with such services and/or failures by such third-parties, which are out of our control. Our net revenue depends on the number of visitors who shop on our sites and the volume of orders we can handle. Unavailability of our sites or reduced order fulfillment performance would reduce the volume of goods sold and could also materially adversely affect consumer perception of our brand.
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
We rely upon Google Cloud to operate certain aspects of our service and any disruption of or interference with our use of the Google Cloud operation would impact our operations and our business would be adversely impacted.
Google Cloud provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a "cloud" computing service. We have architected certain of our software and computer systems so as to also utilize data processing, storage capabilities and other services provided by Google Cloud. Given this, along with the fact that we cannot rapidly switch our Google Cloud operations to another cloud provider, any disruption of or interference with our use of Google Cloud would impact our operations and our business would be adversely impacted.

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

•
Specialty Retailers: Crate and Barrel, Ethan Allen, TJX Companies, At Home, Williams Sonoma, Restoration Hardware, Arhaus, Design Within Reach, Horchow, Room & Board, Floor & Decor, Mitchell Gold + Bob Williams;

•	Online Retailers and Online Marketplaces: Amazon, Build.com, Houzz and eBay; and

•	International: Leon's, Canadian Tire, John Lewis, Argos, Westwing, Otto and Home24, in addition to several of the companies listed above who also compete with us internationally.
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
We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, global or regional adverse conditions, such as pandemics or other disease outbreaks or natural disasters, the financial stability of suppliers, suppliers' ability to meet our standards, labor problems experienced by suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, transport availability and cost, including import-related taxes, transport security, inflation, and other factors relating to our suppliers are beyond our control. As an example, the recent outbreak of the novel coronavirus (COVID-19) in China could adversely impact supplier facilities and operations due to extended holidays, factory closures and risks of labor shortages, among other things, which may materially and adversely affect our business, financial condition and results of operations.
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
We have relationships with over 12,000 suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.
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
We depend on our relationships with third parties, and changes in our relationships with these parties could adversely impact our net revenue and profits.
We rely on third parties to operate certain elements of our business. For example, carriers such as FedEx, UPS, DHL and the U.S. Postal Service deliver many of our small parcel products and third party national, regional, and local transportation companies deliver a portion of our large parcel products, including through our WDN . As a result, we may be subject to shipping delays or disruptions caused by inclement weather, natural disasters, system interruptions and technology failures, labor activism, health epidemics or bioterrorism. We are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as cloud computing services, telecommunications services, customs, consolidation and shipping services, as well as warranty, installation, assembly and design services. We may be unable to maintain these relationships, and these services may also be subject to outages and interruptions that are not within our control. For example, failures by our telecommunications providers have in the past and may in the future interrupt our ability to provide phone support to our customers. Third parties may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. If products are not delivered in a timely fashion or are damaged during the delivery process, or if we are not able to provide adequate customer support or other services or offerings, our customers could become dissatisfied and cease buying products through our sites, which would adversely affect our operating results.

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
We may be unable to accurately forecast our financial and operating results and appropriately plan our expenses in the future.
Our financial and operating results are inherently uncertain and difficult to forecast because they generally depend on the volume, timing, and type of orders we receive, all of which are uncertain. In particular, we cannot be sure that our historical growth rates, trends, and other key performance metrics are meaningful predictors of future growth. In addition, our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net revenue from period-to-period. Our business is also affected by general economic and business conditions in the U.S., and we anticipate that it will be increasingly affected by conditions in international markets. As a result, forecasted financial and operating results may differ materially from actual results, which could materially adversely affect our financial condition and stock price. For example, if certain of our assumptions or estimates prove to be wrong, we may spend more than we anticipate acquiring and retaining customers or may generate less net revenue per active customer than anticipated, which could cause us to miss our earnings guidance or negatively impact the results we report which could negatively impact our stock price.
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
In the future, we could be required to or may decide to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed or desired could harm our business. Our ability to raise additional capital, if and when required, will depend on, among other factors, investor demand, our operating performance, our credit rating, and the condition of the capital markets. We may sell Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, holders of our Class A common stock, including holders of any Class A common stock issued upon conversion of our convertible notes, may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
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
Uncertainties in global economic conditions and their impact on consumer spending patterns, particularly in the home goods market, could adversely impact our operating results.
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
Our business is highly dependent upon email and other messaging services for promoting our sites and products. Daily promotions offered through emails and other messages sent by us, or on our behalf by our vendors, generate a significant portion of our net revenue. We provide daily emails and "push" communications to customers and other visitors informing them of what is available for purchase on our sites that day, and we believe these messages are an important part of our customer experience and help generate a substantial portion of our net revenue. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may also reduce the number of subscribers opening our emails. For example, Google's Gmail service has a feature that organizes incoming emails into categories and such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber's inbox or viewed as "spam" by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers' ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.
We are subject to risks related to online payment methods.
We accept payments using a variety of methods, including credit card, debit card, PayPal, credit accounts (including promotional financing), gift cards, and customer invoicing. We rely on third parties to provide many of these payment methods and payment processing services, including certain Wayfair-branded programs and promotional financing. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We also offer private label and/or co-branded credit card programs, which could adversely affect our operating results if terminated. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.
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
A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing, export and security of personal information. Laws and regulations relating to privacy, data protection and consumer protection are complex and rapidly evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not comply, or may not comply in the future, with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or consumer protection- related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties and otherwise adversely affect our financial condition and operating results. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Foreign data protection, privacy and other laws and regulations have historically been more restrictive than those in the U.S. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the U.S. In May 2018, the General Data Protection Regulation ("GDPR") governing data practices and privacy in the European Union became effective and replaced the data protection laws of the individual member states. The law requires companies to meet stringent requirements regarding the handling of personal data of individuals in the EU. These requirements may require substantial expense, efforts and resources that may be diverted from other projects. The law also includes significant penalties for non-compliance, which may result in monetary penalties of up to 20 million euros or 4% of a company's worldwide turnover, whichever is higher. GDPR and other similar regulations require companies to give specific types of notice and in some cases seek consent from consumers and other data subjects before collecting or using their data for certain purposes, including some marketing activities. In addition, Brexit could also lead to further legislative and regulatory changes. . It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to and from the United Kingdom will be regulated. Outside of the European Union, there are many countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations as we continue our international expansion. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.
In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and operating results. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), that went in to effect on January 1, 2020. The potential effects of the CCPA are far-reaching and may require us to further modify our data processing practices and policies and incur additional costs and expenses in an effort to comply.
If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of internet user information we collect would decrease, which could harm our business and operating results.
Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party "cookies" and other methods of online tracking for behavioral advertising and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. We may have to develop alternative systems to determine our clients’ behavior, customize their online experience, or efficiently market to them if clients block cookies or regulations introduce additional barriers to collecting cookie data. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.
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
As part of our business strategy, we may acquire other companies, businesses, or assets. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Acquisitions involve numerous risks, any of which could harm our business, including: difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company; difficulties in supporting and transitioning customers and suppliers, if any, of an acquired company; diversion of financial and management resources from existing operations or alternative acquisition opportunities; failure to realize the anticipated benefits or synergies of a transaction; failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, the acquired company's internal controls over financial reporting, revenue recognition or other accounting practices or employee or customer issues; risks of entering new markets in which we have limited or no experience; potential loss of senior management or other key employees, customers and suppliers from either our current business or an acquired company's business; inability to generate sufficient net revenue to offset acquisition costs; additional costs or equity dilution associated with funding the acquisition; and possible write-offs or impairment charges relating to acquired businesses.
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
We regard our customer lists, trademarks, domain names, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. We might not be able to obtain broad protection in the U.S. or internationally for all of our intellectual property, and we might not be able to obtain effective intellectual property protection in every country in which we sell products or perform services. For example, we are the registrant of marks for our brands in numerous jurisdictions and of the Internet domain name for the websites of Wayfair.com, Wayfair.ca, Wayfair.co.uk, Wayfair.de and our other sites, as well as various related domain names. However, we have not registered our marks or domain names in all major international jurisdictions and may not be able to register or use such domain names in all of the countries in which we currently or intend to conduct business. Further, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights.

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
In September 2017, we issued unsecured 0.375% Convertible Senior Notes in an aggregate principal amount of $431.25 million (the "2017 Notes"), pursuant to which we pay interest semiannually in arrears at a rate of 0.375% per annum. The 2017 Notes will mature on September 1, 2022 unless earlier purchased, redeemed or converted, at which time, we will settle any conversions of the 2017 Notes in cash, shares of the Company’s Class A common stock or a combination thereof, at our election. In November 2018, we issued unsecured 1.125% Convertible Senior Notes in an aggregate principal amount of $575.0 million (the "2018 Notes"), pursuant to which we will pay interest semiannually in arrears at a rate of 1.125% per annum commencing on May 1, 2019. The 2018 Notes will mature on November 1, 2024 unless earlier purchased, redeemed or converted, at which time, we will settle any conversions of the 2018 Notes in cash, shares of the Company’s Class A common stock or a combination thereof, at our election. In August 2019, we issued unsecured 1.00% Convertible Senior Notes in an aggregate principal amount of $948.75 million (the “2019 Notes” and together with the 2017 Notes and the 2018 Notes, the “Notes”), pursuant to which we pay interest semiannually in arrears at a rate of 1.00% per annum. The 2019 Notes will mature on August 15, 2026 unless earlier purchased, redeemed or converted, at which time, we will settle any conversions of the 2019 Notes in cash, shares of the Company’s Class A common stock or a combination thereof, at our election. Under certain circumstances, the holders of the Notes may require us to repay all or a portion of the principal and interest outstanding under the Notes in cash prior to the maturity date, which could have an adverse effect on our financial results.
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
Our business may not be able to generate sufficient cash flow from operations, and we can give no assurance that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures, including the Notes, and to fund our other liquidity needs. If this occurs, we will need to refinance all or a portion of our indebtedness on or before maturity, and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may need to adopt one or more alternatives, such as reducing or delaying planned expenses and Capital Expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These alternative strategies may not be implemented on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing, or to do so on commercially reasonable terms, will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we compete.
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
Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Following our initial public offering (the "IPO"), our Class B common stock was held primarily by our co-founders, other executive officers, directors and their affiliates. Due to optional conversions of Class B common stock into Class A common stock following the IPO, our Class B common stock is currently held primarily by our co-founders and their affiliates. As of December 31, 2019, our co-founders and their affiliates owned shares representing approximately 30.1% of the economic interest and 80.5% of the voting power of our outstanding capital stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. For example, these stockholders are able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock. Additionally, holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class B common stock are also entitled to a separate vote in the event we seek to amend our certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2019, we operated the following logistics and customer service facilities (square footage in thousands):

	Leased Square Footage	Reportable Segment
Description of Use:
Logistics	13,105	United States
Logistics	2,381	International
Customer service	368	United States
Customer service	36	International
Our corporate headquarters are in Boston where we occupy approximately 870 thousand square feet of office space. In addition, we occupy 167 thousand square feet of office space in London and Berlin for our international operations.
Item 3. Legal Proceedings
On January 10, 2019 and January 16, 2019, putative securities class action complaints were filed against us and three of our officers in the U.S. District Court for the District of Massachusetts. The two complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. Each plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between August 2, 2018 and October 31, 2018 and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock.We intend to defend these lawsuits vigorously. On August 30, 2019, the Company filed a motion to dismiss the complaint with prejudice. At this time, based on available information regarding this litigation, we are unable to reasonably assess the ultimate outcome of these cases or determine an estimate, or a range of estimates, of potential losses.
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
Holders of Our Common Stock
As of February 18, 2020, there were 38 holders of record of shares of our Class A common stock and 285 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding our equity compensation plans and securities authorized for issuance thereunder is set forth under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
During the three months ended December 31, 2019, we issued 15,645 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities was pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.
On August 19, 2019, the Company issued $948.8 million aggregate principal amount of 1.00% Convertible Senior Notes due 2026 (the "2019 Notes") to certain financial institutions as the initial purchasers of the 2019 Notes. Our offering of the 2019 Notes was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based in part on representations made by the initial purchasers of the 2019 Notes, including that such initial purchasers would only offer, sell or deliver the 2019 Notes to persons whom they reasonably believe to be qualified institutional buyers within the meaning of Rule 144A under the Securities Act.
For more information regarding our 2019 Notes, see Note 15, Convertible Debt, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, which is incorporated into this item by reference.
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
The following Consolidated Statements of Operations data for the fiscal year ended December 31, 2019, 2018, and 2017 and the Consolidated Balance Sheets data as of December 31, 2019 and 2018 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. The following Consolidated Statements of Operations data for the fiscal year ended 2016 and 2015 and the Consolidated Balance Sheets data as of December 31, 2017, 2016, and 2015 is derived from our audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations:
Net revenue	$9,127,057	$6,779,174	$4,720,895	$3,380,360	$2,249,885
Cost of goods sold (1)	6,979,725	5,192,451	3,602,072	2,572,549	1,709,161
Gross profit	2,147,332	1,586,723	1,118,823	807,811	540,724
Operating expenses:
Customer service and merchant fees (1)	356,727	260,046	169,516	127,883	81,230
Advertising	1,095,840	774,189	549,959	409,125	278,224
Selling, operations, technology, general and administrative (1)	1,624,706	1,025,767	634,801	467,020	262,620
Total operating expenses	3,077,273	2,060,002	1,354,276	1,004,028	622,074
Loss from operations	(929,941)	(473,279)	(235,453)	(196,217)	(81,350)
Interest (expense) income, net	(54,514)	(28,560)	(9,433)	694	1,284
Other income (expense), net	2,881	(204)	758	1,756	2,718
Loss before income taxes	(981,574)	(502,043)	(244,128)	(193,767)	(77,348)
Provision for income taxes, net	3,010	2,037	486	608	95
Net loss	$(984,584)	$(504,080)	$(244,614)	$(194,375)	$(77,443)
Net loss per share, basic and diluted	$(10.68)	$(5.63)	$(2.81)	$(2.29)	$(0.92)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	92,200	89,472	86,983	84,977	83,726

(1)	Includes equity-based compensation and related taxes as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of goods sold	$5,376	$2,727	$1,091	$474	$280
Customer service and merchant fees	9,473	5,859	2,636	2,108	1,007
Selling, operations, technology, general and administrative	226,129	127,829	68,899	49,371	31,688
	$240,978	$136,415	$72,626	$51,953	$32,975

	December 31,
	2019 (1)	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents and short- and long-term investments	$1,142,695	$970,265	$641,553	$379,550	$465,954
Working capital	$(234,381)	$116,713	$77,065	$(80,129)	$95,297
Total assets	$2,953,048	$1,890,850	$1,213,403	$761,683	$694,581
Total long-term obligations	$2,285,737	$1,082,348	$521,977	$125,079	$55,010
Unearned revenue	$167,641	$148,057	$94,116	$65,982	$50,884
Total stockholders' (deficit) equity	$(944,208)	$(330,721)	$(48,329)	$79,384	$242,545
(1) As a result of the adoption of new accounting guidance on January 1, 2019, we recognized operating lease assets and liabilities with terms of more than twelve months. Prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies. See Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

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
The following discussion includes financial information prepared in accordance with generally accepted accounting principles ("GAAP"), as well as certain non-GAAP financial measures such as Adjusted EBITDA, Free Cash Flow, and Net Revenue Constant Currency Growth. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Management believes the use of these non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance of our business by presenting comparable financial results between periods. For more information on these non-GAAP financial measures, including reconciliations to the most directly comparable GAAP financial measures, see "Non-GAAP Financial Measures" below.
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 have been omitted from this Form 10-K, but can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on February 25, 2019.
Overview
We are one of the world's largest online destinations for the home. Through our e-commerce business model, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over eighteen million products from over 12,000 suppliers.
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
We have also invested considerably in our proprietary logistics network over the last few years, including our CastleGate warehouses and our Wayfair Delivery Network, which includes consolidation centers, cross docks and last mile delivery facilities. We believe that our proprietary logistics network will help drive incremental sales by delighting our customers with faster delivery times and a better home delivery experience. Over time we believe this network will also lower our costs per order by reducing damage rates and leveraging economies of scale in transportation. We are also currently investing in new categories, such as home improvement (e.g. plumbing, lighting and flooring), housewares, seasonal decor and decorative accents, so that we can add more of those products to our sites and capture a higher share of our customers' spend on home goods. Accordingly, our consolidated net loss of $984.6 million in the year ended December 31, 2019 is primarily driven by our international expansion, logistics build-out and further penetrating our total adjustable market across all categories of home goods.

Our operating and reportable segments are the U.S. and International. The following table presents net revenue attributable to our reportable segments for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
U.S. net revenue	$7,764,831	$5,813,070	$4,153,057
International net revenue	1,362,226	966,104	567,838
Total net revenue	$9,127,057	$6,779,174	$4,720,895
For more information on our segments, see Note 12 to the Consolidated Financial Statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Full Year 2019 Financial Highlights

•	Total net revenue increased $2.3 billion to $9.1 billion, up 34.6% year over year

•	Direct Retail(1) net revenue increased $2.4 billion to $9.1 billion, up 35.3% year over year

•	GAAP net loss was $984.6 million

•	Adjusted EBITDA was $(496.5) million or (5.4)% of total net revenue

•	Non-GAAP Free Cash Flow was $(597.7) million
(1) Direct Retail net revenue is calculated by taking consolidated net revenue and excluding revenue derived from the websites operated by our retail partners and our media solutions business, which accounted for $38.8 million and $61.1 million of the U.S. net revenue for the years ended December 31, 2019 and 2018, respectively.

Key Financial and Operating Metrics
We measure our business using financial and operating metrics, as well as non-GAAP financial measures. Our Free Cash Flow non-GAAP financial measure is measured on a consolidated basis, while our Adjusted EBITDA non-GAAP financial measure is measured on a consolidated and reportable segment basis. See Note 12 to the Consolidated Financial Statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information regarding our reportable segments. All other key financial and operating metrics are derived and reported from our consolidated Direct Retail net revenue, which includes sales generated primarily through our family of sites. These metrics do not include net revenue derived from the websites operated by our retail partners and our media solutions business. We do not have access to certain customer level information on net revenue derived through our retail partners and therefore cannot measure or disclose it.
We use the following metrics to assess the near and longer-term performance of our overall business:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except LTM Revenue per Active Customer and Average Order Value)
Direct Retail Financial and Operating Metrics:
Direct Retail Net Revenue (1)	$9,088,274	$6,718,079	$4,643,243
Active Customers	20,290	15,155	10,990
LTM Net Revenue per Active Customer	$448	$443	$422
Orders Delivered	37,641	28,084	19,411
Average Order Value	$241	$239	$239
Non-GAAP Financial Measures:
Adjusted EBITDA	$(496,544)	$(214,986)	$(67,033)
Free Cash Flow	$(597,698)	$(137,094)	$(113,245)
(1) Direct Retail net revenue is calculated by taking consolidated net revenue and excluding U.S. net revenue derived from the websites operated by our retail partners and our media solutions business, which accounted for $38.8 million, $61.1 million, and $77.7 million of net revenue for the years ended December 31, 2019, 2018, and 2017, respectively.
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Annual Report on Form 10-K Adjusted EBITDA, a non-GAAP financial measure that we calculate as loss before depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other (income) expense, net, provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis as these costs may vary independent of business performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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

•	Adjusted EBITDA does not reflect equity-based compensation and related taxes;

•	Adjusted EBITDA does not reflect changes in our working capital;

•	Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect depreciation and interest expenses associated with the lease financing obligations; and

•	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(984,584)	$(504,080)	$(244,614)
Depreciation and amortization (1)	192,419	123,542	87,020
Equity-based compensation and related taxes	240,978	136,415	72,626
Interest expense, net	54,514	28,560	9,433
Other (income) expense, net	(2,881)	204	(758)
Provision for income taxes, net	3,010	2,037	486
Other (1)	—	(1,664)	8,774
Adjusted EBITDA	$(496,544)	$(214,986)	$(67,033)
(1) We recorded $9.6 million of one-time charges in the year ended December 31, 2017 in selling, operations, technology, general and administrative in the Consolidated Statements of Operations related to a warehouse we vacated in July 2017. Of the $9.6 million charges, $8.8 million was included in other and related primarily to the excess of our estimated future remaining lease commitments through 2023 over our expected sublease income over the same period, and $0.8 million was included in depreciation and amortization related to accelerated depreciation of leasehold improvements in the warehouse. In the year ended December 2018, we terminated the lease and recorded $1.7 million of a one-time gain related to the difference in the expected future net lease commitments and the actual costs incurred to terminate the lease. The gain was recognized in selling, operations, technology, general and administrative in the Consolidated Statements of Operations.
Free Cash Flow
To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this Annual Report on Form 10-K Free Cash Flow, a non-GAAP financial measure that we calculate as net cash provided by or used in operating activities less net cash used to purchase property and equipment and site and software development costs (collectively "Capital Expenditures"). We have provided a reconciliation below of Free Cash Flow to net cash provided by or used in operating activities, the most directly comparable GAAP financial measure.
We have included Free Cash Flow in this Annual Report on Form 10-K because it is an important indicator of our business performance as it measures the amount of cash we generate. Accordingly, we believe that Free Cash Flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.
Free Cash Flow has limitations as an analytical tool because it omits certain components of the cash flow statement and does not represent the residual cash flow available for discretionary expenditures. Further, other companies, including companies in our industry, may calculate Free Cash Flow differently. Accordingly, you should not consider Free Cash Flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider Free Cash Flow alongside other financial performance measures, including net cash provided by or used in operating activities, Capital Expenditures, and our other GAAP results.

The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(196,818)	$84,861	$33,634
Purchase of property and equipment	(271,742)	(159,205)	(100,451)
Site and software development costs	(129,138)	(62,750)	(46,428)
Free Cash Flow	$(597,698)	$(137,094)	$(113,245)
Net Revenue Constant Currency Growth
To provide investors with additional information regarding our financial results, we have disclosed in this Annual Report on Form 10-K Net Revenue Constant Currency Growth, a non-GAAP financial measure that we calculate by translating the current period local currency net revenue by the currency exchange rates used to translate our financial statements in the comparable prior-year period.
Net Revenue Constant Currency Growth is included in this Annual Report on Form 10-K because it is an important indicator of our operating results. Accordingly, we believe that Net Revenue Constant Currency Growth provides useful information to investors and others in understanding and evaluating trends in our operating results in the same manner as our management.
Net Revenue Constant Currency Growth has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Net Revenue Constant Currency Growth rates, by their nature, exclude the impact of foreign exchange, which may have a material impact on net revenue.
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
Cost of Goods Sold
Cost of goods sold consists of:
Product costs: Product costs include the purchase price of products sold, expenses capitalized into Wayfair inventory, which include direct and indirect labor costs, rent, and depreciation expenses, and inbound shipping and handling costs for Wayfair inventory. These costs are partially offset by product rebates earned from suppliers upon shipment of goods and certain fees incurred for other media and merchandising services Wayfair provides to its suppliers to promote products for sale on our sites.
Shipping and Fulfillment Costs: Shipping costs include outbound shipping costs. Fulfillment costs include costs incurred to operate and staff our fulfillment centers and provide other inbound supply chain services, such as ocean freight and drayage. Costs to operate and staff our CastleGate and WDN networks include rent and depreciation expenses associated with various facilities, costs to receive, inspect, pick, package and prepare customer orders for delivery, and direct and indirect labor costs including payroll, payroll-related benefits, and equity-based compensation. These costs are partially offset by fees incurred for warehousing, fulfillment and other inbound supply chain services Wayfair provides to its suppliers. Shipping and Fulfillment costs were $1.4 billion, $1.1 billion and $0.7 billion, for the year ended December 31, 2019, 2018, and 2017, respectively.
Cost of goods sold as a percentage of net revenue is driven by our pricing strategies, the mix of products sold and shipping and fulfillment costs incurred. We expect cost of goods sold to remain relatively stable as a percentage of net revenue.
Customer Service and Merchant Fees
Customer service and merchant fees consist of labor-related costs, including payroll, payroll-related benefits, and equity-based compensation, of our employees involved in customer service activities and merchant processing fees associated with customer payments made by credit cards and debit cards. Increases in our customer service and merchant fees are driven by the growth in our net revenue and are expected to remain relatively consistent as a percentage of net revenue. We expect customer service and merchant fees expenses to remain relatively stable as a percentage of net revenue.
Advertising
Advertising consists of direct response performance marketing costs, such as display advertising, paid search advertising, social media advertising, search engine optimization, comparison shopping engine advertising, television advertising, direct mail, catalog and print advertising. We should benefit from deriving a larger base of our net revenue from repeat customers, as we believe the cost of marketing to a repeat customer is less than the cost to acquire a new customer. We expect our absolute marketing dollar spend to continue to grow as our business scales, though advertising costs as a percentage of net revenue will continue to be impacted by factors such as the mix of new and repeat customers, as well as brand, channel, and geographic mix.

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
Interest (expense), net
Interest (expense), net consists primarily of interest expense in connection with our convertible notes and, in the years ended December 31, 2018 and 2017, our lease financing obligations. Interest expense is offset by interest earned on cash, cash equivalents and short- and long-term investments held by us.

Results of Consolidated Operations

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Consolidated Statements of Operations:
Net revenue	$9,127,057	$6,779,174	$4,720,895
Cost of goods sold (1)	6,979,725	5,192,451	3,602,072
Gross profit	2,147,332	1,586,723	1,118,823
Operating expenses:
Customer service and merchant fees (1)	356,727	260,046	169,516
Advertising	1,095,840	774,189	549,959
Selling, operations, technology, general and administrative (1)	1,624,706	1,025,767	634,801
Total operating expenses	3,077,273	2,060,002	1,354,276
Loss from operations	(929,941)	(473,279)	(235,453)
Interest (expense), net	(54,514)	(28,560)	(9,433)
Other income (expense), net	2,881	(204)	758
Loss before income taxes	(981,574)	(502,043)	(244,128)
Provision for income taxes, net	3,010	2,037	486
Net loss	$(984,584)	$(504,080)	$(244,614)
Net loss per share, basic and diluted	$(10.68)	$(5.63)	$(2.81)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	92,200	89,472	86,983
(1) Includes equity-based compensation and related taxes as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of goods sold	$5,376	$2,727	$1,091
Customer service and merchant fees	9,473	5,859	2,636
Selling, operations, technology, general and administrative	226,129	127,829	68,899
	$240,978	$136,415	$72,626

Comparison of the year ended December 31, 2019 and 2018
Net revenue

	Year Ended December 31,
	2019	2018	% Change
	(in thousands)
U.S. net revenue	$7,764,831	$5,813,070	33.6%
International net revenue	$1,362,226	$966,104	41.0%
Net revenue	$9,127,057	$6,779,174	34.6%
In 2019, net revenue increased by $2.3 billion, or 34.6% compared to 2018, primarily due to growth in our customer base, with the number of active customers increasing by 33.9% as of December 31, 2019 compared to December 31, 2018. Additionally, active customers on average spent more in 2019 than the prior year, with LTM net revenue per active customer increasing 1.1% as of December 31, 2019 compared to December 31, 2018. Our U.S. net revenue increased 33.6%, while our International net revenue increased 41.0%. International Net Revenue Constant Currency Growth was 45.7%.
Cost of goods sold

	Year Ended December 31,
	2019	2018	% Change
	(in thousands)
Cost of goods sold	$6,979,725	$5,192,451	34.4%
In 2019, cost of goods sold increased by $1.8 billion, or 34.4%, compared to 2018. Of the increase in cost of goods sold, $1.5 billion was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $0.3 billion as a result of the increase in products delivered during the period. The increase in cost of goods sold is primarily driven by an increase in the number of orders delivered, partially offset by efficiencies gained in shipping costs from our logistics network.

Operating Expenses

	Year Ended December 31,
	2019	2018	% Change
	(in thousands)
Customer service and merchant fees (1)	$356,727	$260,046	37.2%
Advertising	1,095,840	774,189	41.5%
Selling, operations, technology, general and administrative (1)	1,624,706	1,025,767	58.4%
Total operating expenses	$3,077,273	$2,060,002	49.4%
As a percentage of net revenue
Customer service and merchant fees (1)	3.9%	3.8%
Advertising	12.0%	11.4%
Selling, operations, technology, general and administrative (1)	17.8%	15.1%
	33.7%	30.3%

(1)	Includes equity-based compensation and related taxes as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Customer service and merchant fees	$9,473	$5,859
Selling, operations, technology, general and administrative	$226,129	$127,829
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative increased by $104.6 million in 2019 compared to 2018 as a result of restricted stock units awarded in 2018 and 2019.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Year Ended December 31,
	2019	2018
Customer service and merchant fees	3.8%	3.7%
Selling, operations, technology, general and administrative	15.3%	13.2%
Excluding the impact of equity-based compensation and related taxes, customer service and merchant fees expenses increased by $93.1 million in 2019 compared to 2018, primarily due to the increase in net revenue during 2019.
Our advertising expenses increased by $321.7 million in 2019 compared to 2018, primarily as a result of an increase in online advertising. Advertising increased as a percentage of net revenue in 2019 compared to 2018. The increase was primarily attributable to increased investment to generate future customer growth, partially offset by ongoing leverage due to our increasing mix of orders from repeat customers.
Excluding the impact of equity-based compensation and related taxes, selling, operations, technology, general and administrative expenses increased by $500.6 million in 2019 compared to 2018. As our net revenue continues to grow, we have invested in headcount in both operations and technology to continue to deliver a great experience for our customers. The increase in selling, operations, technology, general and administrative was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Interest expense, net

	Year Ended December 31,
	2019	2018	% Change
	(in thousands)
Interest (expense), net	$(54,514)	$(28,560)	90.9%
Our interest (expense), net increased by $26.0 million in 2019 compared to 2018, primarily attributable to the issuance of the 2018 and 2019 Notes.
Unaudited Quarterly Results of Operations and Other Financial and Operations Data
The following tables set forth selected unaudited quarterly results of operations and other financial and operations data for the eight quarters ended December 31, 2019. The information for each of these quarters has been prepared on the same basis as the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and in the opinion of management, reflects all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of our consolidated results of operations for these periods. This data should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.
Consolidated Statements of Operations:

	Three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
Net revenue	$2,533,490	$2,305,487	$2,343,251	$1,944,829	$2,014,004	$1,705,645	$1,655,256	$1,404,269
Cost of goods sold (1)	1,956,135	1,765,566	1,783,651	1,474,373	1,528,882	1,312,875	1,270,249	1,080,445
Gross profit	577,355	539,921	559,600	470,456	485,122	392,770	385,007	323,824
Operating expenses:
Customer service and merchant fees (1)	100,497	91,255	88,502	76,473	77,706	66,664	61,792	53,884
Advertising	310,859	281,846	259,166	243,969	232,374	202,587	177,582	161,646
Selling, operations, technology, general and administrative (1)	471,420	426,529	383,109	343,648	304,647	268,785	240,972	211,363
Total operating expenses	882,776	799,630	730,777	664,090	614,727	538,036	480,346	426,893
Loss from operations	(305,421)	(259,709)	(171,177)	(193,634)	(129,605)	(145,266)	(95,339)	(103,069)
Interest expense, net	(20,592)	(14,432)	(10,252)	(9,238)	(10,291)	(7,066)	(5,796)	(5,407)
Other (expense) income, net	(2,701)	2,182	322	3,078	(2,865)	1,054	666	941
Loss before income taxes	(328,714)	(271,959)	(181,107)	(199,794)	(142,761)	(151,278)	(100,469)	(107,535)
Provision for income taxes, net	1,508	76	831	595	1,084	448	265	240
Net loss	$(330,222)	$(272,035)	$(181,938)	$(200,389)	$(143,845)	$(151,726)	$(100,734)	$(107,775)
Net loss per share, basic and diluted	$(3.54)	$(2.94)	$(1.98)	$(2.20)	$(1.59)	$(1.69)	$(1.13)	$(1.22)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	93,321	92,540	91,802	91,104	90,445	89,792	89,158	88,467

(1)	Includes equity-based compensation and related taxes as follows:

Cost of goods sold	$1,617	$1,450	$1,317	$992	$798	$727	$637	$565
Customer service and merchant fees	2,854	2,374	2,269	1,976	2,207	1,549	1,133	970
Selling, operations, technology, general and administrative	62,544	61,451	53,269	48,865	38,336	34,041	29,840	25,612
	$67,015	$65,275	$56,855	$51,833	$41,341	$36,317	$31,610	$27,147

Quarterly Financial Metrics
The following tables set forth selected financial quarterly metrics and other financial and operations data for the eight quarters ended December 31, 2019. The information for each of these quarters should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in the Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands, except Average Order Value and LTM Net Revenue Per Active Customer)
Segment Financial Metrics:
U.S. Net Revenue	$2,139,961	$1,966,654	$2,000,518	$1,657,698	$1,726,897	$1,473,245	$1,411,344	$1,201,584
International Net Revenue	$393,529	$338,833	$342,733	$287,131	$287,107	$232,400	$243,912	$202,685
Direct Retail Financial and Operating Metrics:
Direct Retail Net Revenue (1)	$2,525,654	$2,299,680	$2,331,759	$1,931,181	$1,995,812	$1,692,456	$1,640,921	$1,388,890
Active Customers	20,290	19,071	17,799	16,408	15,155	13,860	12,792	11,795
LTM Net Revenue Per Active Customer	$448	$449	$447	$442	$443	$443	$440	$432
Orders Delivered	11,195	9,121	9,162	8,163	8,806	6,938	6,452	5,888
Average Order Value	$226	$252	$255	$237	$227	$244	$254	$236
Non-GAAP Financial Measures:
U.S. Adjusted EBITDA	$(88,008)	$(62,878)	$(342)	$(27,782)	$7,725	$(26,036)	$7,200	$(7,938)
International Adjusted EBITDA	$(92,151)	$(81,306)	$(69,641)	$(74,436)	$(61,537)	$(50,369)	$(42,009)	$(42,022)
Total reportable segments Adjusted EBITDA	$(180,159)	$(144,184)	$(69,983)	$(102,218)	$(53,812)	$(76,405)	$(34,809)	$(49,960)
Free Cash Flow	$(158,510)	$(180,900)	$(91,471)	$(166,817)	$(23,152)	$(58,803)	$(7,545)	$(47,594)
(1) Direct Retail net revenue is calculated by taking consolidated net revenue and excluding U.S. net revenue derived from the websites operated by our retail partners and our media solutions business, which accounted for $7.8 million, $5.8 million, $11.5 million, $13.6 million, $18.2 million, $13.2 million, $14.3 million, and $15.4 million of net revenue for the three months ended December 31, September 30, June 30, and March 31, 2019, and December 31, September 30, June 30, and March 31, 2018, respectively.
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
Net loss	$(330,222)	$(272,035)	$(181,938)	$(200,389)	$(143,845)	$(151,726)	$(100,734)	$(107,775)
Depreciation and amortization (1)	58,247	50,250	44,339	39,583	36,116	32,544	28,920	25,962
Equity-based compensation and related taxes	67,015	65,275	56,855	51,833	41,341	36,317	31,610	27,147
Interest expense, net	20,592	14,432	10,252	9,238	10,291	7,066	5,796	5,407
Other expense (income), net	2,701	(2,182)	(322)	(3,078)	2,865	(1,054)	(666)	(941)
Provision for income taxes, net	1,508	76	831	595	1,084	448	265	240
Other (1)	—	—	—	—	(1,664)	—	—	—
Adjusted EBITDA	$(180,159)	$(144,184)	$(69,983)	$(102,218)	$(53,812)	$(76,405)	$(34,809)	$(49,960)
(1) In the three months ended December 31, 2018, we recorded $1.7 million of a one-time gain relating to a warehouse lease we vacated in July 2017. The gain was the difference in the expected future payments and the actual costs incurred to terminate the lease. The gain was recognized in selling, operations, technology, general and administrative in the Consolidated Statements of Operations.
The following table presents a reconciliation of free cash flow to net cash used in or provided by operating activities for each of the periods indicated:

	Three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands)
Net cash (used in) provided by operating activities	$(36,295)	$(76,441)	$(2,734)	$(81,348)	$42,530	$7,804	$47,604	$(13,077)
Purchase of property and equipment	(87,774)	(68,628)	(54,714)	(60,626)	(48,701)	(49,411)	(39,730)	(21,363)
Site and software development costs	(34,441)	(35,831)	(34,023)	(24,843)	(16,981)	(17,196)	(15,419)	(13,154)
Free cash flow	$(158,510)	$(180,900)	$(91,471)	$(166,817)	$(23,152)	$(58,803)	$(7,545)	$(47,594)

Liquidity and Capital Resources
Sources of Liquidity

	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$582,753	$849,461
Short-term investments	$404,252	$114,278
Accounts receivable, net	$99,720	$50,603
Long-term investments	$155,690	$6,526
Working capital	$(234,381)	$116,713
Historical Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net loss	$(984,584)	$(504,080)	$(244,614)
Net cash (used in) provided by operating activities	$(196,818)	$84,861	$33,634
Net cash used in investing activities	$(854,837)	$(260,287)	$(130,335)
Net cash provided by financing activities	$786,504	$467,463	$374,971
At December 31, 2019, our principal source of liquidity was cash and cash equivalents and short- and long-term investments totaling $1.1 billion, which includes $935.1 million of net proceeds from the issuance of our 2019 Notes in August 2019, partially offset by $145.7 million in premiums paid at the same time for separate capped call transactions. We believe that our existing cash and cash equivalents and investments, together with cash generated from operations and the cash available under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements.
Capital Expenditures were 4.4% of net revenue for the year ended December 31, 2019 and related primarily to our ongoing investments in our technology infrastructure and equipment purchases and improvements for leased warehouses within our expanding logistics network. We expect Capital Expenditures to be approximately 5.5% of net revenue for the first quarter of 2020, as we continue to build out our technology infrastructure and logistics network.
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
Cash used in operating activities in the year ended December 31, 2019 was $196.8 million and was driven primarily by a net loss of $984.6 million and other non-cash items of $1.7 million, partially offset by cash provided by operating assets and liabilities of $307.5 million, the net impact of certain non-cash items including equity-based compensation of $227.5 million, depreciation and amortization expense of $192.4 million and amortization of discount and issuance costs related to our convertible notes of $62.1 million.

Cash provided by operating activities in the year ended December 31, 2018 was $84.9 million and was driven primarily by cash provided by operating assets and liabilities of $315.3 million, equity-based compensation of $127.6 million, certain non-cash items including depreciation and amortization expense of $123.5 million and amortization of discount and issuance costs related to our convertible notes of $22.6 million, partially offset by the net loss of $504.1 million and other non-cash items of $0.1 million.
Investing Activities
Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, investment in our sites and software development, purchases and disposal of short- and long-term investments, and leasehold improvements for our facilities.
Cash used in investing activities in the year ended December 31, 2019 was $854.8 million and was primarily driven by purchases of short- and long-term investments of $553.9 million, purchases of property and equipment of $271.7 million, site and software development costs of $129.1 million and other investing activities of $15.6 million, partially offset by sale and maturities of short-term investments of $115.5 million.
Cash used in investing activities in the year ended December 31, 2018 was $260.3 million and was primarily driven by purchases of property and equipment of $159.2 million, purchases of short- and long-term investments of $99.0 million, and site and software development costs of $62.8 million, partially offset by sale and maturities of short-term investments of $61.1 million and other investing activities of $0.4 million.
Financing Activities
Cash provided by financing activities in the year ended December 31, 2019 was $786.5 million and was primarily due to $935.1 million of net proceeds from the issuance of our 2019 Notes and $0.1 million net proceeds from the exercise of stock options, partially offset by $145.7 million in premiums paid for separate capped call transactions, $0.8 million of deferred finance costs, and $2.2 million statutory minimum taxes paid related to net share settlements of equity awards.
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

Credit Agreement and Convertible Notes
For information regarding our credit agreement and convertible notes, see Note 14, Credit Agreement and Note 15, Convertible Debt in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. As disclosed in Note 15, Convertible Debt, the conditional conversion feature of the 2017 Notes was triggered as of March 31, 2019 and June 30, 2019, and as a result the 2017 Notes became convertible at the option of the holders, in whole or in part, during the second quarter and third quarter of 2019, but were not convertible during the fourth quarter of 2019 and are not convertible during the first quarter of 2020 pursuant to the last reported sale price condition. The conditional conversion feature of the 2018 Notes was triggered as of March 31, 2019, and as a result the 2018 Notes became convertible at the option of the holders, in whole or in part, during the second quarter of 2019, but were not convertible during the third quarter or the fourth quarter of 2019 and are not convertible during the first quarter of 2020 pursuant to the last reported sale price condition. Whether the 2017 Notes, the 2018 Notes, and 2019 Notes will be convertible in future quarters will depend on the satisfaction of the applicable last reported sales price condition or another conversion condition in the future. If one or more holders elect to convert their 2017 Notes, 2018 Notes, or 2019 Notes at a time when any such notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. From January 1, 2020 through the date of this filing, none of the 2017 Notes, 2018 Notes or 2019 Notes has been converted.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019:

	Payment Due by Period
	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
	(in thousands)
Long-term debt (1)	$17,468	$466,397	$606,913	$967,725	$2,058,503
Operating leases (2)	$143,398	$291,891	$272,000	$526,671	$1,233,960
Purchase obligations (3)	$21,206	$41,412	$3,242	$—	$65,860
Other commitments (4)	$7,676	$56,718	$65,682	$212,201	$342,277

(1) Represents future interest and principal payments on the Convertible Notes. For information regarding our convertible notes, see Note 15, Convertible Debt, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(2) Represents the future minimum lease payments under non-cancellable leases. For information regarding our lease obligations, see Note 6, Leases, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(3) Represents the future payments for enforceable and legally binding software license commitments. For information regarding our purchase obligations, see Note 8 Commitments and Contingencies in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(4) Represents the future minimum lease payments for additional, non-cancellable operating leases, primarily related to build-to-suit warehouse leases, that have not yet commenced. For more information see Note 6, Leases, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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
Revenue Recognition
We generate net revenue through product sales generated primarily through our family of sites and through websites operated by third parties.
We recognize revenue using the gross method for product sales generated through our family of sites and through websites operated by third parties only when we have concluded that the Company controls the product before it is transferred to the customer. The Company controls products when it is the entity responsible for fulfilling the promise to the customer and takes responsibility for the acceptability of the goods, assumes inventory risk from shipment through the delivery date, has discretion in establishing prices, and selects the suppliers of products sold. We recognize net revenue when the product has been delivered to the customer.
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
We maintain a membership rewards program for purchases made with our private label credit card, a Wayfair-branded credit card that can only be used at our family of sites. Enrolled customers earn points that may be redeemed for future purchases. We defer a portion of our revenue associated with rewards that are ultimately expected to be redeemed.
We earn revenue through third-party advertisers that pay based on the number of advertisement related clicks, actions, or impressions for ads placed on our sites. Revenue earned under these arrangements is included in net revenue and is recognized in the period in which the click, action, or impression occurs.
Leases
We generally lease office and warehouse facilities under noncancelable, operating lease agreements. Upon the lease commencement date, we determine if an arrangement is or contains a lease and recognize an operating lease right-of-use assets ("ROU") and operating lease liabilities on the Consolidated Balance Sheets for all leases with the exception of leases with a lease term of 12 months or less.
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
We have lease arrangements with lease and non-lease components. For our warehouse and fulfillment center lease arrangements, we account for lease and non-lease components separately. For all other lease arrangements, we account for lease and non-lease components as a single lease component.
Operating lease liabilities and their corresponding operating lease ROU assets are recorded based on the present value of lease payments over the expected lease term at the lease commencement date. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date in determining the present value of future payments. The determination of our IBR requires judgment. The IBR for each lease is primarily based on publicly-available information for companies within the same industry and with similar credit profiles. The rate is then adjusted for the impact of collateralization, the lease term and other specific terms included in our lease arrangements. The IBR is determined at the lease commencement and is subsequently reassessed upon a modification to the lease arrangement. The operating lease ROU asset also includes any lease payments made prior to commencement date and excludes lease incentives and initial direct costs incurred.
Operating lease ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the operating lease ROU asset may not be recoverable. When such events occur, we compare the carrying amount of the operating lease ROU asset to the undiscounted expected future cash flows related to the operating lease ROU asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the operating lease ROU asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the operating lease ROU asset.
For additional information regarding our lease arrangements, see Note 6, Leases, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Convertible Debt
Upon the issuance of convertible debt with debt and equity components, we evaluate the different components and features of the hybrid instrument and determine whether certain elements are embedded derivative instruments which require bifurcation. Components of convertible debt instruments that upon conversion may be settled fully in cash or partly in cash based on a net-share settlement basis are accounted for separately as long-term debt and equity when the conversion feature of the convertible bonds constitute an embedded equity instrument. When an equity instrument is identified, proceeds from issuance are allocated between debt and equity by measuring first the liability component and then determining the equity component as a residual amount. The liability component is measured as the fair value of a similar nonconvertible debt, which results in the recognition of a debt discount. In subsequent periods, we amortize the debt discount to interest (expense), net within the Consolidated Statements of Operations, using the interest method based on the expected maturity of the debt. The equity component is reported in additional paid-in capital within the Consolidated Statement of Stockholders' Equity (Deficit) and is not remeasured as long as it continues to meet the conditions for equity classification.
We allocate transactions related to the issuance of convertible debt using the same proportions as the proceeds from the convertible debt. Transaction costs attributable to the liability component are recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and are amortized to interest (expense), net within the Consolidated Statements of Operations over the term of the convertible debt using the effective interest rate method. Transaction costs attributable to the equity component are netted within additional paid-in capital within the Consolidated Statement of Stockholders' Equity (Deficit).
For additional information regarding our convertible debt, see Note 15, Convertible Debt, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, foreign currency fluctuations and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Interest Rate Sensitivity
Cash and cash equivalents and short- and long-term investments were held primarily in cash deposits, certificates of deposit, money market funds, and corporate debt. The fair value of our cash, cash equivalents and short-term and long-term investments will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
Our 2017 Notes, which were issued in September 2017, carry a fixed interest rate of 0.375%  per year, our 2018 Notes, which were issued in November 2018, carry a fixed interest rate of 1.125% per year, and our 2019 Notes, which were issued in August 2019, carry a fixed interest rate of 1.00% per year. Since the Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wayfair Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wayfair Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 6 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019. As explained below, auditing the Company’s adoption of the new accounting standard for leases was a critical audit matter.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The Adoption of the New Accounting Standard for Leases
Description of the Matter
As discussed above and in Note 6 to the consolidated financial statements, the Company adopted the ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”) as of January 1, 2019 using the modified retrospective approach. On the date of adoption, the Company recorded $524.1 million right-of-use assets and corresponding lease liabilities recorded within current and non-current liabilities of $636.4 million. The lease liability is measured as the present value of lease payments, utilizing the Company’s estimated incremental borrowing rate. At December 31, 2019, the Company’s non-current and current lease liabilities were $822.6 million and $91.1 million, respectively, and the Company’s right-of-use asset was $763.4 million. Pursuant to ASC 842, the Company performed an assessment of its contracts to identify which contracts are subject to the new standard. The Company also estimated its incremental borrowing rate for purposes of measuring its lease liabilities.
Auditing management’s initial recognition of the lease liabilities and right-of-use assets upon the adoption of ASC 842 was challenging because of the inherent uncertainties in determining the completeness of the Company’s lease portfolio given the significant number of arrangements with recurring payments that required evaluation. The incremental borrowing rate was highly sensitive and had a significant effect on the measurement of the lease liability and right-of-use asset recognized upon adoption.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's adoption of ASC 842. For example, we tested controls over management’s review of the completeness of the lease population and the calculation of the incremental borrowing rate.
We tested the completeness and accuracy of the data used in the Company’s initial recognition of lease liabilities and right-of-use assets. Our procedures included, among others, comparing the information in a sample of lease agreements to the Company’s analysis, selecting a sample of contracts with recurring payments and assessing their inclusion in the Company’s analysis and evaluating the Company’s conclusions on whether such arrangements were leases. We involved a valuation professional to assist in evaluating the key assumptions and methodologies management used to develop the incremental borrowing rate and independently tested the sensitivity of ranges determined by management for the Company’s various lease terms.

Completeness of Sales Return Reserves
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company had product revenue of $9.1 billion for the year ended December 31, 2019, which was net of sales return reserves of $38.0 million.
Auditing the Company's measurement of sales return reserves on product revenue under its contracts with customers was especially challenging because the calculation involves subjective management assumptions about products delivered as of the balance sheet date that could be subject to return in future periods under the Company's returns policy.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's sales return reserve process. For example, we tested controls over management's assessment of the assumptions about expected returns by segment as of the balance sheet date. To test the Company’s reserves for returns on product revenue, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the significant assumptions used by management to estimate its reserves.

To test management’s significant assumptions, we (1) agreed revenues by month for each segment in the analysis to the Company’s sales order system (2) examined sales return levels in the last month of the year and after year-end for unusual items or trends not consistent with the Company’s analysis of product returns and (3) tested the accuracy of the Company’s reserves for returns on product revenue recorded in prior periods by comparing the reserve to returns actually processed. We also compared the Company’s projections of future sales returns as of the balance sheet date with actual returns made subsequent to year end.

Allocation of Convertible Notes Proceeds to Debt and Equity
Description of the Matter
As described in Note 15, the Company issued $948.8 million in aggregate principal of 1.00% convertible senior notes due 2026 (the "2019 Notes") pursuant to an Indenture dated August 19, 2019. The Notes include a cash settlement feature, which requires the Company to separate the Notes into liability and equity components. Upon issuance, the Company allocated $668.5 million to the liability component of the 2019 Notes and $280.3 million to the equity component of the 2019 Notes.
Auditing the Company’s determination of the value allocated to the liability and equity components was complex and highly judgmental as a result of the significant estimation required to determine the fair value of the liability component, measured at the estimated fair value of similar debt without the conversion option, with the difference between the initial proceeds of the 2019 Notes and the value allocated to the liability component being recognized in stockholders’ equity (deficit) as the carrying amount of the equity component. The fair value of similar debt that does not have an associated conversion feature was determined using the Company’s estimated credit spread. Specifically, the credit spread underlying the estimated effective interest rate for the 2019 Notes was estimated using a binomial lattice model and observing a range of credit spreads of comparable companies with similar credit ratings. In addition, management further estimated a credit rating for the Company using a synthetic credit rating model based on the Company’s financial performance as of the valuation date.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks related to the Company’s process for determining the fair value of similar debt that does not have an associated conversion feature.

To test the Company’s measurement of the liability and equity components of the 2019 Notes, we (i) evaluated whether the valuation methodology was appropriate in the circumstances, giving consideration to the nature of the instruments being valued, the premise of the valuation, the business and environment in which the Company operates, and the lack of observable market data, (ii) assessed whether the assumptions on which the estimates were based, individually and taken as a whole, were consistent with the general economic environment, the economic environment of the Company’s business and industry in which it operates, and existing market information, (iii) performed comparative calculations and sensitivity analysis to test the reasonableness of significant assumptions used in the Company’s valuation analysis, and (iv) prepared an independent calculation to corroborate the estimate prepared by management. In performing our procedures, we also involved a valuation professional to assist in our evaluation.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.

Boston, Massachusetts
February 28, 2020

WAYFAIR INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$582,753	$849,461
Short-term investments	404,252	114,278
Accounts receivable, net of allowance of $22,774 and $9,312 at December 31, 2019 and 2018, respectively	99,720	50,603
Inventories	61,692	46,164
Prepaid expenses and other current assets	228,721	195,430
Total current assets	1,377,138	1,255,936
Operating lease right-of-use assets	763,400	—
Property and equipment, net	624,544	606,977
Goodwill and intangible assets, net	18,809	2,585
Long-term investments	155,690	6,526
Other noncurrent assets	13,467	18,826
Total assets	$2,953,048	$1,890,850
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$908,097	$650,174
Accrued expenses	298,918	212,997
Unearned revenue	167,641	148,057
Other current liabilities	236,863	127,995
Total current liabilities	1,611,519	1,139,223
Long-term debt	1,456,195	738,904
Operating lease liabilities	822,602	—
Lease financing obligations, net of current portion	—	183,056
Other liabilities	6,940	160,388
Total liabilities	3,897,256	2,221,571
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at December 31, 2019 and 2018	—	—
Stockholders’ deficit:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 66,642,611 and 62,329,701 shares issued and outstanding at December 31, 2019 and 2018, respectively	67	63
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 26,957,815 and 28,417,882 shares issued and outstanding at December 31, 2019 and 2018, respectively	27	28
Additional paid-in capital	1,122,548	753,657
Accumulated deficit	(2,065,423)	(1,082,689)
Accumulated other comprehensive (loss)	(1,427)	(1,780)
Total stockholders' deficit	(944,208)	(330,721)
Total liabilities and stockholders' deficit	$2,953,048	$1,890,850
The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Net revenue	$9,127,057	$6,779,174	$4,720,895
Cost of goods sold	6,979,725	5,192,451	3,602,072
Gross profit	2,147,332	1,586,723	1,118,823
Operating expenses:
Customer service and merchant fees	356,727	260,046	169,516
Advertising	1,095,840	774,189	549,959
Selling, operations, technology, general and administrative	1,624,706	1,025,767	634,801
Total operating expenses	3,077,273	2,060,002	1,354,276
Loss from operations	(929,941)	(473,279)	(235,453)
Interest (expense), net	(54,514)	(28,560)	(9,433)
Other income (expense), net	2,881	(204)	758
Loss before income taxes	(981,574)	(502,043)	(244,128)
Provision for income taxes, net	3,010	2,037	486
Net loss	$(984,584)	$(504,080)	$(244,614)
Net loss per share, basic and diluted	$(10.68)	$(5.63)	$(2.81)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	92,200	89,472	86,983

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net loss	$(984,584)	$(504,080)	$(244,614)
Other comprehensive loss:
Foreign currency translation adjustments	120	553	(2,196)
Net unrealized gain (loss) on available-for-sale investments	233	30	(180)
Comprehensive loss	$(984,231)	$(503,497)	$(246,990)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Class A and Class B Common Stock
	Shares	Amount		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity (Deficit)
		(in thousands)
Balance at December 31, 2016	85,831	$86		$409,225	$(329,940)	$13	$79,384
Net loss	—	—		—	(244,614)	—	(244,614)
Other comprehensive income	—	—		—	—	(2,376)	(2,376)
Exercise of options to purchase common stock	84	—		244	—	—	244
Issuance of common stock upon vesting of RSUs	2,327	2		—	—	—	2
Shares withheld related to net settlement of RSUs	(33)	—		(1,562)	—	—	(1,562)
Equity-based compensation expense	—	—		71,380	—	—	71,380
Adoption of ASU No. 2016-09	—	—	—	8,712	(8,712)	—	—
Equity component of issuance of convertible notes, and capped calls, net (Note 15)	—	—		49,213	—	—	49,213
Balance at December 31, 2017	88,209	88		537,212	(583,266)	(2,363)	(48,329)
Net loss	—	—		—	(504,080)	—	(504,080)
Other comprehensive income	—	—		—	—	583	583
Exercise of options to purchase common stock	46	—		138	—	—	138
Issuance of common stock upon vesting of RSUs	2,504	3		—	—	—	3
Shares withheld related to net settlement of RSUs	(11)	—		(1,284)	—	—	(1,284)
Equity-based compensation expense	—	—		133,638	—	—	133,638
Adoption of ASU No. 2014-09	—	—		—	4,657	—	4,657
Equity component of issuance of convertible notes, and capped calls net, (Note 15)	—	—		83,953	—	—	83,953
Balance at December 31, 2018	90,748	91		753,657	(1,082,689)	(1,780)	(330,721)
Net loss	—	—		—	(984,584)	—	(984,584)
Other comprehensive income	—	—		—	—	353	353
Exercise of options to purchase common stock	35	—		113	—	—	113
Issuance of common stock upon vesting of RSUs	2,836	3		—	—	—	3
Shares withheld related to net settlement of RSUs	(19)	—		(2,236)	—	—	(2,236)
Equity-based compensation expense	—	—		240,448	—	—	240,448
Adoption of ASU No. 2016-02	—	—		—	1,850	—	1,850
Equity component of issuance of convertible notes and capped calls, net (Note 15)	—	—		130,566	—	—	130,566
Balance at December 31, 2019	93,600	$94		$1,122,548	$(2,065,423)	$(1,427)	$(944,208)
The accompanying notes are an integral part of these Consolidated Financial Statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities:
Net loss	$(984,584)	$(504,080)	$(244,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,419	123,542	87,020
Equity-based compensation	227,451	127,564	67,840
Amortization of discount and issuance costs on convertible notes	62,111	22,585	5,830
Other non-cash adjustments	(1,691)	(56)	1,198
Changes in operating assets and liabilities:
Accounts receivable	(49,187)	(12,792)	(18,172)
Inventories	(15,631)	(18,319)	(9,454)
Prepaid expenses and other current assets	(32,590)	(65,195)	(39,124)
Accounts payable and accrued expenses	330,325	285,064	104,184
Unearned revenue and other liabilities	75,888	134,705	81,354
Other assets	(1,329)	(8,157)	(2,428)
Net cash (used in) provided by operating activities	(196,818)	84,861	33,634

Cash flows from investing activities:
Purchase of short- and long-term investments	(553,858)	(99,002)	(54,551)
Sale and maturities of short-term investments	115,468	61,068	71,095
Purchase of property and equipment	(271,742)	(159,205)	(100,451)
Site and software development costs	(129,138)	(62,750)	(46,428)
Other investing activities, net	(15,567)	(398)	—
Net cash used in investing activities	(854,837)	(260,287)	(130,335)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	935,146	562,047	420,449
Premiums paid for capped call confirmations	(145,728)	(93,438)	(44,160)
Taxes paid related to net share settlement of equity awards	(2,236)	(1,284)	(1,562)
Deferred financing costs	(791)	—	—
Net proceeds from exercise of stock options	113	138	244
Net cash provided by financing activities	786,504	467,463	374,971
Effect of exchange rate changes on cash and cash equivalents	(1,557)	(1,536)	850
Net (decrease) increase in cash and cash equivalents	(266,708)	290,501	279,120
Cash and cash equivalents:
Beginning of year	849,461	558,960	279,840
End of year	$582,753	$849,461	$558,960

Supplemental Cash Flow Information:
Cash paid for interest on long-term debt	$7,763	$1,554	$—
Cash paid for interest on finance lease obligations	$—	$9,058	$—
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$41,181	$15,383	$8,533
Construction costs capitalized under finance lease obligations and other leases	$—	$125,796	$47,276

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1. Description of Business
Wayfair is one of the world's largest online destinations for the home. Through its e-commerce business model, the Company offers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over eighteen million products from over 12,000 suppliers.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").
Principles of Consolidation
The accompanying Consolidated Financial Statements of Wayfair Inc. include its wholly-owned subsidiaries (collectively the "Company" or "Wayfair"). All intercompany accounts and transactions have been eliminated. Below is a summary of the wholly-owned subsidiaries of the Company with operations:

Subsidiary	Location
Wayfair LLC	U.S.
CastleGate Logistics Inc.	U.S.
SK Retail, Inc.	U.S.
Wayfair Maine LLC	U.S.
Wayfair Transportation LLC	U.S.
Wayfair Securities Corporation	U.S.
Wayfair Stores Limited	Republic of Ireland
Wayfair (UK) Limited	United Kingdom
Wayfair GmbH	Germany
CastleGate Logistics Canada Inc.	Canada
CastleGate Logistics Hong Kong Limited	Hong Kong
Wayfair (BVI) Ltd.	British Virgin Islands

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the Consolidated Financial Statements, and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.
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
The Company classifies its marketable securities as "available-for-sale" securities. Available-for-sale securities are classified as short- and long-term investments on the Consolidated Balance Sheets and are carried at fair value. Unrealized gains and losses on available-for-sale securities that are considered temporary are recorded, net of taxes, in the accumulated other comprehensive

Notes to Consolidated Financial Statements (Continued)

(loss) caption of the Company’s Consolidated Balance Sheets. Unrealized losses, excluding losses related to the credit rating of the security (credit losses), on available-for-sale securities that are considered other-than-temporary but relate to securities that the Company (i) does not intend to sell and (ii) will not be required to sell below cost are also recorded, net of taxes, in accumulated other comprehensive (loss). Further, the Company does not believe it will be required to sell such securities below cost. Therefore, the only other-than-temporary losses the Company records in other (income) expense, net in its Consolidated Statements of Operations are related to credit losses. As of December 31, 2019 and 2018, the Company’s available-for-sale securities consisted of corporate bonds and other government obligations that are priced at fair value. The maturities of the Company’s long-term marketable securities generally range from one to two years. The cost basis of a marketable security sold is determined by the Company using the specific identification method.
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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company measures its cash equivalents and short- and long-term investments at fair value. The Company classifies its cash equivalents within Level 1 because the fair value of the financial asset is valued using quoted market prices of an identical asset. The Company classifies short- and long-term investments within Level 2 because unadjusted quoted prices for identical or similar assets in markets are not active. The Company does not have any assets or liabilities classified as Level 3 financial assets. Refer to Note 3, Marketable Securities and Fair Value Measurements, for additional detail.
Concentrations of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash and cash equivalents, short- and long-term investments, and accounts receivable. The risk with respect to cash and cash equivalents is minimized by the Company's policy to maintain these balances with major financial institutions of high-credit quality. At times, cash balances may exceed federally insured limits; however, to date, the Company has not incurred any losses on these investments. As of December 31, 2019 and 2018, the Company had $48.2 million and $129.5 million, respectively, in banks located outside the U.S.
The risk with respect to short- and long-term investments is minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. The risk with respect to accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business.
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

Notes to Consolidated Financial Statements (Continued)

Goods In-Transit
Goods in-transit to customers are recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets. Risk of loss and the transfer of title from the supplier to the Company occur at freight on board shipping point. As of December 31, 2019 and 2018, goods in-transit amounted to $104.9 million and $83.7 million, respectively.
Property and Equipment
Property and equipment are stated at cost, net of depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred, whereas betterments are capitalized as additions to property and equipment. Depreciation and amortization on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Class	Range of Life (In Years)
Furniture and computer equipment	3 to 7
Site and software development costs	2
Leasehold improvements	The lesser of useful life or lease term
Buildings (leased - Note 6)	30

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
Total costs capitalized, net of accumulated amortization, totaled $123.5 million and $62.9 million as of December 31, 2019 and 2018, respectively, and are included in property and equipment, net in the Consolidated Balance Sheets. Amortization expense for the years ended December 31, 2019, 2018, and 2017 were $81.6 million, $51.3 million, and $34.5 million, respectively.
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. For the years ended December 31, 2019, 2018, and 2017, no impairment of long-lived assets or identifiable intangibles had been indicated.
Leases
The Company adopted ASU No. 2016-02, "Leases" (ASU 2016-02) on January 1, 2019 using the modified retrospective approach. The Company also elected the package of practical expedients, which among other things, allowed the Company to carryforward historical lease classification. The adoption of the standard resulted in (1) the derecognition of building assets and finance lease obligations for certain leases that did not pass the sale-leaseback criteria, (2) the derecognition of construction in progress assets and other long-term liabilities for certain lease arrangements whereby the Company is no longer considered the deemed construction owner of the construction projects, and (3) the recognition of operating lease right-of-use ("ROU") assets and lease liabilities for lease arrangements with an initial term greater than twelve months.

Notes to Consolidated Financial Statements (Continued)

Adoption of ASU 2016-02 resulted in the following adjustments to the Consolidated Balance Sheet:

	December 31, 2018	ASU 2016-02 Adjustments	January 1, 2019
	(in thousands)
Balance sheet line item:
Property and equipment, net	$606,977	$(227,709)	$379,268
Operating lease right-of-use assets	$—	$524,082	$524,082
Other noncurrent assets	$18,826	$(6,814)	$12,012
Other liabilities	$160,388	$(155,996)	$4,392
Other current liabilities	$127,995	$(9,624)	$118,371
Lease financing obligations, net of current portion	$183,056	$(183,056)	$—
Operating lease liabilities	$—	$636,385	$636,385
Accumulated deficit	$(1,082,689)	$1,850	$(1,080,839)

The adoption of the standard did not have a notable impact on the Company's liquidity or a materially adverse impact on the Company's debt covenant compliance.
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities, and operating lease liabilities on our Consolidated Balance Sheets. As of December 31, 2019, the Company has not entered into material financing lease arrangements.
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
Operating lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, the Company uses its estimated incremental borrowing rate ("IBR") based on the information available at commencement date in determining the present value of future payments. The determination of the Company’s IBR requires judgment. The IBR for each lease is primarily based on publicly-available information for companies within the same industry and with similar credit profiles. The rate is then adjusted for the impact of collateralization, the lease term, and other specific terms included in the Company’s lease arrangements. The IBR was determined at lease commencement, or as of January 1, 2019 for operating leases existing upon adoption of ASC 842. The IBR is subsequently reassessed upon a modification to the lease arrangement. The operating lease ROU asset also includes any lease payments made prior to commencement date and excludes lease incentives and initial direct costs incurred. ROU assets are subsequently assessed for impairment in accordance with the Company’s accounting policy for long-lived assets.
Foreign Currency Translation
The functional currency of the Company is the U.S. dollar, while the functional currency of certain wholly-owned subsidiaries outside of the U.S. is as follows:

Subsidiary	Currency
Wayfair Stores Limited	Euro
Wayfair GmbH	Euro
Wayfair (BVI) Ltd.	Euro
Wayfair (UK) Limited	Pound sterling
CastleGate Logistics Canada Inc.	Canadian dollar
CastleGate Logistics Hong Kong Limited	Hong Kong dollar

Notes to Consolidated Financial Statements (Continued)

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
Revenue Recognition
The Company primarily generated revenue through product sales on its family of sites and through (i) product sales on websites operated by third parties and (ii) fees earned for media solutions.
The Company recognizes net revenue on product sales through the Company's family of sites and third party operated websites using the gross method when the Company has concluded it controls the product before it is transferred to the customer. The Company controls products when it is the entity responsible for fulfilling the promise to the customer and takes responsibility for the acceptability of the goods, assumes inventory risk from shipment through the delivery date, has discretion in establishing prices, and selects the suppliers of products sold. The Company recognizes net revenue from sales of its products upon delivery to the customer. As the Company ships a large volume of packages through multiple carriers, actual delivery dates may not always be available and as such the Company estimates delivery dates based on historical data.
Net revenue from product sales includes shipping costs charged to the customer and is recorded net of taxes collected from customers, which are remitted to governmental authorities. Cash discounts and rebates earned by customers at the time of purchase are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on prior returns history, recent trends, and projections for returns on sales in the current period. Allowances for sales returns at December 31, 2019 and 2018, were $38.0 million and $35.7 million, respectively. Actual returns in subsequent periods have been consistent with estimated amounts.
The Company also earns revenue through third-party advertisers that pay based on the number of advertisement related clicks, actions, or impressions for advertisements placed on the Company's sites. Revenue earned under these arrangements is included in net revenue and is recognized in the period in which the click, action, or impression occurs.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 12, Segment and Geographic Information, for additional detail.
The Company has three types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are initially recorded in unearned revenue, and are recognized as net revenue when the products are delivered, (ii) unredeemed gift cards and site credits, which are initially recorded in unearned revenue, and are recognized in the period they are redeemed, and (iii) membership rewards redeemable for future purchases, which are earned by customers on purchases made with the Company's Wayfair branded, private label credit card, and are initially recorded in other current liabilities, and are recognized as net revenue when redeemed. The portion of gift cards and store credits not expected to be redeemed are recognized as net revenue based on historical redemption pattern which is substantially within twenty-four months from the date of issuance.
Contractual liabilities included in unearned revenue and other current liabilities in the Consolidated Balance Sheets were $167.6 million and $4.6 million at December 31, 2019 and $148.1 million and $3.1 million at December 31, 2018, respectively. During the year ended December 31, 2019, the Company recognized $126.0 million and $3.1 million of net revenue included in unearned revenue and other current liabilities, respectively, which was recorded as of December 31, 2018 in the Consolidated Balance Sheets.
The Company adopted ASU 2014-09 as of January 1, 2018 using a modified retrospective approach and recognized a $4.7 million cumulative-effect adjustment to reduced accumulated deficit. The cumulative-effect adjustment to accumulated deficit was due to breakage of gift cards and site credits, to the extent there is no requirement for remitting balances to governmental

Notes to Consolidated Financial Statements (Continued)

agencies. Prior period balances were not retrospectively adjusted. The adoption of ASU 2014-09 did not have a material impact on the Company's Consolidated Balance Sheet and financial results for the year ended December 31, 2018.
Cost of Goods Sold
Cost of goods sold consist of:
Product Costs: The Company recognizes costs related to the purchase price of products sold, expenses capitalized into Wayfair inventory, which include direct and indirect labor costs, rent, and depreciation expenses, and inbound shipping and handling costs for Wayfair inventory.
Shipping and Fulfillment Costs: Shipping costs include outbound shipping costs. Fulfillment costs include costs incurred to operate and staff our fulfillment centers and provide other inbound supply chain services such as ocean freight and drayage. Costs to operate and staff the CastleGate and WDN networks include rent and depreciation expenses associated with various facilities, costs to receive, inspect, pick, package and prepare customer orders for delivery, and direct and indirect labor costs including payroll, payroll-related benefits, and equity-based compensation.
Vendor Rebates
The Company earns rebates on incentive programs with its suppliers. These rebates are earned upon shipment of goods. Amounts earned and due from suppliers under these rebate programs are included in other current assets on the Consolidated Balance Sheets and are reflected as a reduction of cost of goods sold on the Consolidated Statements of Operations. Vendor allowances earned reduce the carrying cost of inventory and are recognized in cost of goods sold when the related inventory is sold.
CastleGate
The Company earns fees from providing logistic services to its suppliers including order fulfillment, warehousing, and inbound supply chain services such as ocean freight and drayage. Fulfillment fees are earned upon completion of preparing customer orders for shipment, warehousing fees are earned upon completion of each storage date, and inbound supply chain services are earned on a straight line basis as the shipments move from origin to destination. CastleGate fees are reflected as a reduction of cost of goods sold.
Advertising Costs
Advertising consists of direct response performance marketing costs, such as display advertising, paid search advertising, social media advertising, search engine optimization, comparison shopping engine advertising, television advertising, direct mail, catalog and print advertising. Expenditures for advertising are expensed in the period that the advertising first takes place. Advertising expense amounted to $1.1 billion, $774.2 million, and $550.0 million in the years ended December 31, 2019, 2018, and 2017, respectively. Included in prepaid expenses at December 31, 2019 and 2018 are approximately $3.8 million and $0.7 million, respectively, of prepaid advertising costs.
Merchant Processing Fees
Merchant processing fees totaling $179.7 million, $133.4 million, and $88.7 million in the years ended December 31, 2019, 2018, and 2017, respectively, are included in customer service and merchant fees expense in the Consolidated Statements of Operations. These fees are charged by third parties that provide merchant processing services for customer payments made by credit cards and debit cards.
Equity-Based Compensation
The Company accounts for its equity-based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC 718). ASC 718 requires all equity-based payments to employees to be recognized as expense in the statements of operations based on their grant date fair values. The Company has granted stock options, restricted shares and restricted stock units. The Company has primarily granted restricted stock units, and to a lesser extent, restricted stock. The Company granted only restricted stock units to employees in the years ended December 31, 2019, 2018, and 2017. Restricted stock values are determined based on the quoted market price of our Class A common stock on the date of grant. The Company accounts for equity awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of an award to non-employees be remeasured at fair value as the award vests.

Notes to Consolidated Financial Statements (Continued)

The Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07) on January 1, 2019. This ASU simplifies aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The adoption of ASU 2018-07 did not have a material impact the Company’s Consolidated Balance Sheets, Statements of Operations, Comprehensive Loss, Stockholders' Equity (Deficit) or Cash Flows.
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
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. At December 31, 2019, we maintain a full valuation allowance against our net worldwide deferred tax asset.
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
We evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. Our position is based upon several factors including management's evaluation of the Company and its subsidiaries' financial requirements, the short- and long-term operational and fiscal objectives of the Company, and the tax consequences associated with the repatriation of earnings.
Hosting Arrangements
In August 2018, the FASB issued guidance related to a customer’s accounting for implementation costs incurred in hosting arrangements. The guidance aligns the requirements for capitalizing implementation costs incurred in cloud computing arrangements with the requirements for capitalizing costs to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. This guidance may be applied either retrospectively or prospectively. The Company early adopted the guidance on a prospective basis as of January 1, 2019. The adoption of the guidance did not have a material impact on the Company's Consolidated Balance Sheets, Statements of Operations, Comprehensive Loss, Stockholders' Equity (Deficit) or Cash Flows.
Net Loss Per Share
The Company follows the two-class method when computing net loss per share for its two issued classes of common stock - Class A and Class B. Basic net loss per share is computed by dividing the net loss by the weighted average number of common stock outstanding for the period. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, since dilutive common stock are not assumed to have been issued if their effect is anti-dilutive.
Subsequent Events
The Company considers events or transactions that have occurred after the balance sheet date of December 31, 2019, but prior to the filing of the financial statements with the U.S. Securities and Exchange Commission, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of these financial statements.

Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements
Credit Impairment
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This ASU revises how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The Company will adopt the new standard as of January 1, 2020 on a prospective basis. We do not believe the adoption of ASU 2016-13 will have a material impact on the Company's Consolidated Balance Sheets, Statements of Operations, Comprehensive Loss, Stockholders' Equity (Deficit) or Cash Flows.
3. Marketable Securities and Fair Value Measurements
Marketable Securities
As of December 31, 2019 and 2018, all of the Company’s marketable securities were classified as available-for-sale and their estimated fair values were $559.9 million and $120.8 million, respectively. The Company periodically reviews its available-for-sale securities for other-than-temporary impairment. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period, and its intent to sell. As of December 31, 2019 and 2018, the Company’s available-for-sale securities primarily consisted of corporate bonds and other government obligations that are priced at fair value. During the years ended December 31, 2019, 2018, and 2017, the Company did not recognize any other-than-temporary impairment loss. The maturities of the Company’s long-term marketable securities generally range from one to two years. The cost basis of a marketable security sold is determined by the Company using the specific identification method. During the years ended December 31, 2019, 2018, and 2017, the Company did not have any realized gains or losses.
The following tables present details of the Company’s marketable securities as of December 31, 2019 and 2018:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$404,294	$20	$(62)	$404,252
Long-term:
Investment securities	155,616	92	(18)	155,690
Total	$559,910	$112	$(80)	$559,942

	December 31, 2018
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$114,402	$(124)	$114,278
Long-term:
Investment securities	6,603	(77)	6,526
Total	$121,005	$(201)	$120,804

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

Notes to Consolidated Financial Statements (Continued)

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
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company measures its cash equivalents and short- and long-term investments at fair value. The Company classifies its cash equivalents and certificate of deposits within Level 1 because the Company values these investments using quoted market prices. The fair value of the Company's Level 1 financial assets is based on quoted market prices of the identical underlying security. The Company classifies short- and long-term investments within Level 2 because unadjusted quoted prices for identical or similar assets in markets are not active. The Company does not have any assets or liabilities classified as Level 3 financial assets.
The following tables set forth the fair value of the Company's financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018 based on the three-tier value hierarchy described in Note 2, Summary of Significant Accounting Policies:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$308,521	$—	$—	$308,521
Cash equivalents	274,232	—	—	274,232
Total cash and cash equivalents	582,753	—	—	582,753
Short-term investments:
Investment securities	—	404,252	—	404,252
Other non-current assets:
Certificate of deposit	5,076	—	—	5,076
Long-term:
Investment securities	—	155,690	—	155,690
Total	$587,829	$559,942	$—	$1,147,771

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$134,375	$—	$—	$134,375
Cash equivalents	715,086	—	—	715,086
Total cash and cash equivalents	849,461	—	—	849,461
Short-term investments:
Investment securities	—	114,278	—	114,278
Other non-current assets
Certificate of deposit	5,000	—	—	5,000
Long-term:
Investment securities	—	6,526	—	6,526
Total	$854,461	$120,804	$—	$975,265

Notes to Consolidated Financial Statements (Continued)

4. Intangible Assets and Goodwill
As of December 31, 2019 and 2018, the Company had $18.4 million and $0.5 million of intangible assets, respectively. Amortization expense related to intangible assets was $0.8 million, $0.9 million, and $1.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Goodwill was $0.4 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively.
5. Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Furniture and computer equipment	$509,120	$339,761
Site and software development costs	297,252	172,653
Leasehold improvements	228,514	109,929
Construction in progress	45,503	90,104
Buildings (leased - Note 6)	—	184,694
	1,080,389	897,141
Less accumulated depreciation and amortization	(455,845)	(290,164)
Property and equipment, net	$624,544	$606,977

Property and equipment depreciation and amortization expense was $191.6 million, $122.6 million, and $85.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
6. Leases
After Adoption of ASU 2016-02
The Company has lease arrangements for warehouse, fulfillment center, office, and data center spaces. These leases expire at various dates through 2035. Operating lease expense was $122.0 million, $66.7 million and $48.4 million in the twelve months ended December 31, 2019, 2018 and 2017, respectively.
The following table presents other information related to leases:

Year Ended December 31, 2019
(in thousands)
Supplemental cash flows information:
Cash payments included in operating cash flows from lease arrangements	$109,163
Right-of-use assets obtained in exchange for lease obligations	$301,053

December 31, 2019
Additional lease information:
Weighted average remaining lease term	10 years
Weighted average discount rate	6.7%

Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

Amount
(in thousands)
2020	$143,398
2021	150,025
2022	141,866
2023	137,276
2024	134,724
Thereafter	526,671
Total future minimum lease payments	1,233,960
Less: Imputed interest	(320,254)
Total	$913,706

The following table presents total operating leases:

December 31, 2019
(in thousands)
Balance sheet line item:
Other current liabilities	91,104
Operating lease liabilities	822,602
Total operating leases	$913,706

As of December 31, 2019, the Company has entered into $342.3 million of additional operating leases, primarily related to build-to-suit warehouse leases that have not yet commenced. As the Company does not control the underlying assets during the construction period, the Company is not considered the owner of the construction projects for accounting purposes. These operating leases will commence between 2020 and 2021 with lease terms of 5 to 15 years.
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
Accordingly, these leases were accounted for as financing leases and $101.0 million was recorded in lease financing obligations, net of current portion and property and equipment, net, respectively, in the Company’s Consolidated Balance Sheets as of December 31, 2018.

Notes to Consolidated Financial Statements (Continued)

7. Prepaid Expenses and Other Current Assets, Accrued Expenses, Other Current Liabilities, and Other Liabilities
The following table presents the components of selected balance sheet items as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Prepaid expenses and other current assets:
Deferred costs in transit	$104,947	$83,652
Prepaid assets	46,177	31,003
Supplier receivable	28,245	31,842
Supplier credits receivable	20,083	17,667
Other current assets	29,269	31,266
Total prepaid expenses and other current assets	$228,721	$195,430

	December 31,
	2019	2018
	(in thousands)
Accrued expenses:
Employee compensation and related benefits	$141,922	$91,914
Advertising	71,597	67,259
Credit card	13,943	16,740
Accrued property, plant and equipment	18,348	13,955
Audit, legal and professional fees	4,018	1,703
Other accrued expenses	49,090	21,426
Total accrued expenses	$298,918	$212,997

	December 31,
	2019	2018
	(in thousands)
Other current liabilities:
Short term lease liability (1)	$91,104	$—
Sales tax payable	62,173	49,989
Sales return reserve	38,042	35,707
Other current liabilities	45,544	42,299
Total current other liabilities	$236,863	$127,995

Notes to Consolidated Financial Statements (Continued)

	December 31,
	2019	2018
	(in thousands)
Other liabilities:
Construction costs under build-to-suit leases (1)	$—	$60,089
Deferred rent (1)	—	99,746
Other liabilities	6,940	553
Total other liabilities	$6,940	$160,388

(1) On January 1, 2019 the Company adopted ASU 2016-02. Refer to Note 2, Summary of Significant Accounting Policies for adjustments recorded.
8. Commitments and Contingencies
Letters of Credit
The Company has issued letters of credit, primarily as security for certain lease agreements, for approximately $46.7 million and $26.8 million as of December 31, 2019 and 2018, respectively.
Purchase Obligations
The Company has entered into purchase obligations which represent enforceable and legally binding software license commitments. Contracts that are able to be canceled, both in full or in part, are not included in the table below as they do not represent a legally binding arrangement.
The following table summarizes our purchase obligations as of December 31, 2019:

	Payments Due During Year Ended December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
	(in thousands)
Purchase Obligations	$21,206	$25,759	$15,653	$2,047	$1,195	$—	$65,860

Collection of Sales or Other Similar Taxes
The Company has historically collected and remitted sales tax based on the locations of its physical operations. On June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494. Among other things, the Court held that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Several states and other taxing jurisdictions have presented, or indicated that they may present, the Company with sales tax assessments. The aggregate assessments received as of December 31, 2019 are not material to the Company's business and the Company does not expect the Court's decision to have a significant impact on its business.
Legal Matters
On January 10, 2019 and January 16, 2019, putative securities class action complaints were filed against the Company and three of its officers in the U.S. District Court for the District of Massachusetts. The two complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. Each plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between August 2, 2018 and October 31, 2018 and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. The Company intends to defend these lawsuits vigorously. On August 30, 2019, the Company filed a motion to dismiss the complaint with prejudice. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of these cases or determine an estimate, or a range of estimates, of potential losses.
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

Notes to Consolidated Financial Statements (Continued)

business matters and initiatives, negatively impacting the Company's overall operations. In addition, the Company may also find itself at greater risk to outside party claims as it increases its operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear.
9. Employee Benefit Plans
The Company has a defined-contribution, incentive savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have reached the age of 21 years. Employees may elect to defer compensation up to a dollar limit (as allowable by the Internal Revenue Code), of which up to 4% of an employee's salary will be matched by the Company. The amounts deferred by the employee and the matching amounts contributed by the Company both vest immediately. The amount expensed under the plan totaled approximately $27.9 million, $18.2 million, and $9.0 million in the years ended December 31, 2019, 2018 and 2017, respectively.
10. Equity-Based Compensation
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
8,603,066 shares of Class A common stock were initially available for issuance under awards granted pursuant to the 2014 Plan. The 2014 Plan also contains an evergreen provision whereby the shares available for future grant are increased on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024. As of January 1, 2020, 5,111,305 shares of Class A common stock were available for future grant under the 2014 Plan. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 and 2014 Plans are available for future grant under the 2014 Plan.
The following table presents activity relating to stock options for the year ended December 31, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	79,802	$3.05	2.5
Options exercised	(35,996)	$3.11
Options expired	(200)	$3.42
Outstanding and exercisable at December 31, 2019	43,606	$3.00	1.5

Intrinsic value of stock options exercised was $4.8 million and $4.3 million for the years ended December 31, 2019 and 2018, respectively. Aggregate intrinsic value of stock options outstanding and currently exercisable is $3.8 million as of December 31, 2019. All stock options were fully vested at December 31, 2019.
The following table presents activity relating to restricted common stock for the year ended December 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	20,000	$44.34
Restricted stock vested	(20,000)	$44.34
Unvested as of December 31, 2019	—	$—

The intrinsic value of restricted common stock vested was $1.8 million for the years ended December 31, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements (Continued)

The following table presents activity relating to RSUs for the year ended December 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	7,970,959	$72.43
RSUs granted	4,420,948	$120.29
RSUs vested	(2,835,165)	$74.47
RSUs forfeited/canceled	(1,444,006)	$84.51
Outstanding as of December 31, 2019	8,112,736	$95.69

The intrinsic value of RSUs vested was $358.6 million and $262.4 million for the years ended December 31, 2019 and 2018, respectively. Aggregate intrinsic value of RSUs unvested is $733.1 million as of December 31, 2019. Unrecognized equity-based compensation expense related to RSUs expected to vest over time is $705.5 million with a weighted average remaining vesting term of 1.4 years as of December 31, 2019.
11. Stockholders’ Equity (Deficit)
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of December 31, 2019, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 66,642,611 and 62,329,701 shares of Class A common stock and 26,957,815 and 28,417,882 shares of Class B common stock were outstanding as of December 31, 2019 and 2018, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the Company's initial public offering through December 31, 2019, 55,081,618 shares of Class B common stock were converted to Class A common stock.
12. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.
The Company's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as loss before depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other (income) expense, net, provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. These charges are excluded from evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.
The Company allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative based on the usage and relative contribution

Notes to Consolidated Financial Statements (Continued)

provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other (income) expense, net, and provision for income taxes, net. There are no revenue transactions between the Company's reportable segments.
U.S.
The U.S. segment primarily consists of amounts earned through product sales through the Company's family of sites in the U.S. and through websites operated by third parties in the U.S. The U.S. net revenue for the years ended December 31, 2018 and 2017 include $61.1 million and $77.7 million, respectively, of net revenue previously classified as other net revenue.
International
The International segment primarily consists of amounts earned through product sales through the Company's international sites.
Net revenue from external customers for each group of similar products and services are not reported to the CODM. Separate identification of this information for purposes of segment disclosure is impractical, as it is not readily available and the cost to develop it would be excessive. No individual country outside of the U.S. provided greater than 10% of consolidated net revenue.
The following tables present net revenues and Adjusted EBITDA attributable to the Company’s reportable segments for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
U.S. net revenue	$7,764,831	$5,813,070	$4,153,057
International net revenue	1,362,226	966,104	567,838
Total net revenue	$9,127,057	$6,779,174	$4,720,895

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Adjusted EBITDA:
U.S.	$(179,010)	$(19,049)	$35,888
International	(317,534)	(195,937)	(102,921)
Total reportable segments Adjusted EBITDA	(496,544)	(214,986)	(67,033)
Less: reconciling items (1)	(488,040)	(289,094)	(177,581)
Net loss	$(984,584)	$(504,080)	$(244,614)
(1)The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Depreciation and amortization (1)	$192,419	$123,542	$87,020
Equity-based compensation and related taxes	240,978	136,415	72,626
Interest (expense), net	54,514	28,560	9,433
Other (income) expense, net	(2,881)	204	(758)
Provision for income taxes, net	3,010	2,037	486
Other (1)	—	(1,664)	8,774
Total reconciling items	$488,040	$289,094	$177,581

(1) The Company recorded $9.6 million of one-time charges in the year ended December 31, 2017 in selling, operations, technology, general and administrative in the Consolidated Statements of Operations related to a warehouse the Company

Notes to Consolidated Financial Statements (Continued)

vacated in July 2017. Of the $9.6 million charges, $8.8 million was included in other and related primarily to the excess of the Company's estimated future remaining lease commitments through 2023 over its expected sublease income over the same period, and $0.8 million was included in depreciation and amortization related to accelerated depreciation of leasehold improvements in the warehouse. In the year ended December 31, 2018, the Company terminated the lease and recognized in Other a $1.7 million one-time gain related to the difference in the expected future net lease commitments and the actual costs incurred to terminate the lease. The gain was recognized in selling, operations, technology, general and administrative in the Consolidated Statements of Operations.
The following table presents long-lived assets attributable to the Company's reportable segments reconciled to the amounts:

	Year Ended December 31,
	2019	2018
	(in thousands)
Geographic long-lived assets:
U.S.	$731,963	$470,260
International	144,803	31,303
Total reportable segment long-lived assets	876,766	501,563
Plus: reconciling corporate long-lived assets	511,178	105,414
Total long-lived assets	$1,387,944	$606,977

U.S. and International long-lived assets consist of property and equipment, net and operating lease right-of-use assets. Corporate long-lived assets consist of property and equipment, net and operating lease right-of-use assets at our corporate facilities.
The following table presents total assets attributable to the Company's reportable segments reconciled to consolidated amounts:

	Year Ended December 31,
	2019	2018
	(in thousands)
Assets by segment:
U.S.	$1,076,733	$738,600
International	190,167	55,159
Total reportable segment assets	1,266,900	793,759
Plus: reconciling corporate assets	1,686,148	1,097,091
Total assets	$2,953,048	$1,890,850

U.S. and International segment assets consist primarily of accounts receivable, inventories, prepaid expenses and other current assets, property and equipment, net and operating lease right-of-use assets. Corporate assets include cash and cash equivalents, short- and long-term investments, long-lived assets at our corporate facilities, goodwill and intangible assets, net, capitalized internal-use software and website development costs and other noncurrent assets.
13. Income Taxes
The components of the provision for income taxes, net for the years ended December 31, 2019, 2018 and 2017 is presented below:

Year ended December 31, 2019	Current	Deferred	Total
	(in thousands)
Federal	$—	$—	$—
State	874	—	874
Foreign	2,136	—	2,136
	$3,010	$—	$3,010

Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2018	Current	Deferred	Total
	(in thousands)
Federal	$—	$(86)	$(86)
State	744	(24)	720
Foreign	78	1,325	1,403
	$822	$1,215	$2,037

Year ended December 31, 2017	Current	Deferred	Total
	(in thousands)
Federal	$—	$(31)	$(31)
State	540	8	548
Foreign	942	(973)	(31)
	$1,482	$(996)	$486

The actual provision for income taxes, net differs from the expected provision for income taxes computed at the U.S. Federal statutory tax rate of 21% due to the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Provision for income taxes at the federal statutory rate	$(206,131)	$(105,429)	$(85,445)

State income tax expense, net of federal benefit	(40,136)	(22,584)	(11,432)
Foreign tax rate differential	24,346	14,976	23,179
Non-deductible equity-based compensation expense	6,604	3,267	1,080
Windfall benefits from equity-based compensation	(28,915)	(29,003)	(24,168)
Change in valuation allowance	236,863	119,370	24,209
Change in tax rate	(2,293)	197	71,919
Limitation on officer's compensation	6,509	5,283	—
Debt integration termination	—	9,236	—
Other	6,163	6,724	1,144
Provision for income taxes, net	$3,010	$2,037	$486

We recorded a provision for income taxes, net of $3.0 million, representing an effective tax rate of almost zero. The effective tax rate differs from the U.S. Federal statutory rate of 21% primarily as a result of the valuation allowance maintained against our worldwide net deferred tax asset.
The components of loss before income taxes determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
U.S.	$(699,347)	$(327,356)	$(143,800)
Foreign	(282,227)	(174,687)	(100,328)
Total	$(981,574)	$(502,043)	$(244,128)

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Accounts receivable	$5,909	$2,400
Inventories	871	495
Net operating loss carry-forwards	470,199	262,481
Equity-based compensation expense	14,929	9,733
Intangibles	10,675	12,526
Accrued payroll	21,395	13,900
Accrued expenses and reserves	14,539	12,339
Charitable contributions	872	657
Leases	239,259	90,868
Gross deferred tax assets	778,648	405,399
Less: Valuation allowance	(412,898)	(247,454)
Net deferred tax assets	$365,750	$157,945
Deferred tax liabilities:
Prepaid expenses	$(5,930)	$(3,030)
Capitalized technology	(27,354)	(15,427)
Property and equipment	(14,191)	(73,189)
Operating lease right-of-use asset	(197,680)	—
Goodwill	(40)	(133)
Convertible debt	(120,447)	(66,166)
Other	(108)	—
Total deferred tax liabilities	(365,750)	(157,945)
Net deferred tax assets (liabilities)	—	—
Non-current net deferred tax assets (liabilities)	$—	$—

The valuation allowance increased by $165.4 million during 2019. The increase in the valuation allowance is primarily the result of establishing a valuation allowance primarily against the current year operating losses of our U.S. and Irish entities, partially offset by a decrease in valuation allowance through equity as a result of the deferred tax liability recorded related to the Company’s convertible debt issuance.
In determining the need for a valuation allowance, the Company has given consideration to the cumulative book income and loss positions of each of its entities as well as its worldwide cumulative loss position. The Company has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. At December 31, 2019, we maintain a full valuation allowance against our worldwide net deferred tax assets.
As of December 31, 2019, the Company had federal net operating loss carryforwards available to offset future federal taxable income of $1.4 billion.
In addition, the Company had state net operating loss carryforwards available in the amount of $1.3 billion which are available to offset future state taxable income.
Of the federal net operating loss carryforwards, $427.4 million begin to expire in the year ending December 31, 2034. The remaining $1.0 billion of federal net operating loss carryforwards do not expire. The state net operating loss carryforwards begin to expire in the year ending December 31, 2022.

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
The Company also had foreign net operating loss carry-forwards available to offset future foreign income of $686.9 million. The Canadian net operating loss of $11.8 million will begin to expire in the year ending December 31, 2038. The remaining foreign net operating loss carryforwards do not expire.
As of December 31, 2019, the Company has not provided for U.S. deferred income taxes on undistributed earnings of its foreign subsidiaries of approximately $7.3 million since these earnings are deemed to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to income taxes as well as withholding taxes. The amount of taxes attributable to the undistributed earnings is immaterial.
The Company establishes reserves for uncertain tax positions based on management's assessment of exposures associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes, net. Reserves for uncertain tax positions as of December 31, 2019 and 2018 are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against our net deferred tax assets.
The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties and interest during 2019, 2018, and 2017, respectively.
The Company's tax jurisdictions include the U.S., the UK, Germany, Ireland, Canada, Hong Kong and the British Virgin Islands. The statute of limitations with respect to the Company's U.S. federal income taxes has expired for years prior to 2016. The relevant state U.S. statutes vary and years prior to 2015 are generally closed. The statute of limitations with respect to the Company's foreign income taxes varies, but has expired for years prior to 2015. However, preceding years remain open to examination by U.S. federal and state and foreign taxing authorities to the extent of future utilization of net operating losses generated in each preceding year.
14. Credit Agreement
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
The Company did not borrow any amounts under the Amended Credit Agreement during the years ended December 31, 2019 and 2018.
15. Convertible Debt
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
In November 2018, the Company issued $575.0 million aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (the "2018 Notes"), which includes the exercise in full of a $75.0 million option granted to the initial purchasers, to certain financial institutions as the initial purchasers of the 2018 Notes (the "2018 Initial Purchasers"). The issuance of $500.0 million of 2018 Notes closed on November 19, 2018 and the additional $75.0 million of additional 2018 Notes, which were issued pursuant to the exercise of the 2018 Initial Purchasers' option to purchase such additional 2018 Notes, closed on November 29, 2018. On November 14, 2018, in connection with the pricing of the 2018 Notes, the Company entered into privately negotiated capped call transactions (the "2018 Base Capped Call Transactions") with one of the 2018 Initial Purchasers and certain other financial institutions (the "2018 Option Counterparties") and, in connection with the exercise in full of the 2018 Initial Purchasers option to purchase such additional 2018 Notes, on November 27, 2018, entered into additional capped call transactions (such additional capped call transactions, the "2018 Additional Capped Call Transactions" and, together with the 2018 Base Capped Call Transactions, the "2018 Capped Call Transactions") with the 2018 Option Counterparties. Collectively, the 2018 Capped Call Transactions cover, initially, the number of shares of the Company’s Class A common stock underlying the 2018 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2018 Notes.
On August 19, 2019, the Company issued $948.75 million aggregate principal amount of 1.00% Convertible Senior Notes due 2026 (the "2019 Notes" and together with the 2017 Notes and 2018 Notes, the "Notes"), which includes the exercise in full of a $123.75 million option granted to the initial purchasers, to certain financial institutions as the initial purchasers of the 2019

Notes to Consolidated Financial Statements (Continued)

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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate of the 2017 Notes, 2018 Notes, and 2019 Notes is 6.0%, 8.1%, and 6.4%, respectively. The equity component of the 2017 Notes, 2018 Notes, and 2019 Notes of approximately $95.8 million, $181.5 million, and $280.3 million, respectively, is included in additional paid-in capital in the Consolidated Balance Sheets and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Notes using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheets and amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.

Notes to Consolidated Financial Statements (Continued)

The following table presents the outstanding principal amount and carrying value of the Notes as of the date presented:

	December 31, 2019			December 31, 2018
	2017 Notes	2018 Notes	2019 Notes	2017 Notes	2018 Notes
	(in thousands)
Principal amounts:
Principal	$431,250	$575,000	$948,750	$431,250	$575,000
Unamortized debt discount	(59,830)	(161,275)	(277,700)	(79,911)	(187,435)
Net carrying amount	$371,420	$413,725	$671,050	$351,339	$387,565

The following table presents total interest expense recognized related to the Notes:

	December 31, 2019			December 31, 2018		December 31, 2017
	2017 Notes	2018 Notes	2019 Notes	2017 Notes	2018 Notes	2017 Notes
	(in thousands)
Contractual interest expense	$1,617	$6,469	$3,342	$1,617	$1,455	$1,491
Interest cost related to amortization of the debt discount	20,080	26,161	12,205	18,910	2,207	4,338
Total interest expense	$21,697	$32,630	$15,547	$20,527	$3,662	$5,829

The estimated fair value of the 2017 Notes was $469.5 million and $465.0 million as of December 31, 2019 and 2018, respectively. The estimated fair value of the 2018 Notes was $597.0 million and $580.2 million as of December 31, 2019 and 2018, respectively. The estimated fair value of the 2019 Notes was $834.0 million as of December 31, 2019. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3, Marketable Securities and Fair Value Measurements. The if-converted value of the 2017, 2018 and 2019 Notes did not exceed their respective principal value as of December 31, 2019.
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
The 2017 Notes are not convertible during the first quarter of 2020 and none of the 2017 Notes has been converted to date.
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
The 2018 Notes are not convertible during the first quarter of 2020 and none of the 2018 Notes has been converted to date.
The Company may not redeem the 2018 Notes prior to May 8, 2022. On or after May 8, 2022, the Company may redeem for cash all or part of the 2018 Notes if the last reported sale price of the Company’s Class A common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five

Notes to Consolidated Financial Statements (Continued)

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

The 2019 Notes are not convertible during the first quarter of 2020 and none of the 2019 Notes has been converted to date.

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

Notes to Consolidated Financial Statements (Continued)

The 2019 Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2019 Notes then outstanding may declare the entire principal amount of all the 2019 Notes plus accrued interest, if any, to be immediately due and payable.
Capped Call Transactions
The Restated 2017 Capped Call Transactions, 2018 Capped Call Transactions and 2019 Capped Call Transactions (collectively, the "Capped Call Transactions") are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the Notes upon conversion of the Notes in the event that the market price per share of the Company’s Class A common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The Restated 2017 Capped Call Transactions have an initial cap price of $154.16 per share of the Company’s Class A common stock, which represents a premium of 100% over the last reported sale price of the Company’s Class A common stock on September 11, 2017, which is the date the 2017 Notes priced, and is subject to certain adjustments under the terms of the Restated 2017 Capped Call Transactions. The 2018 Capped Call Transactions have an initial cap price of $219.63 per share of the Company’s Class A common stock, which represents a premium of 150% over the last reported sale price of the Company’s Class A common stock on November 14, 2018, which is the day the 2018 Notes priced, and is subject to certain adjustments under the terms of the 2018 Capped Call Transactions. The 2019 Capped Call Transactions have an initial cap price of $280.15 per share of the Company's Class A common stock, which represents a premium of 150% over the last reported sale price of the Company's Class A common stock on August 14, 2019, which is the day the 2019 Notes priced, and is subject to certain adjustments under the terms of the 2019 Capped Call Transactions. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s Class A common stock underlying the Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Notes.
The Capped Call Transactions are separate transactions, in each case, entered into by the Company with the 2017 Option Counterparties, the 2018 Option Counterparties, and 2019 Option Counterparties, and are not part of the terms of the Notes and will not affect any holder’s rights under the Notes. Holders of the Notes will not have any rights with respect to the Capped Call Transactions. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to additional paid-in capital within stockholders' equity (deficit).
16. Net Loss per Share
Basic and diluted net loss per share is presented using the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. For more information on the rights of Class A and Class B common stockholders, see Note 11, Stockholders’ Equity (Deficit).
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

Notes to Consolidated Financial Statements (Continued)

The following table presents the calculation of basic and diluted net loss per share:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Net loss	$(984,584)	$(504,080)	$(244,614)
Weighted average common shares used for basic and diluted net loss per share computation	92,200	89,472	86,983
Net loss per common share:
Basic and Diluted	$(10.68)	$(5.63)	$(2.81)

Dilutive common stock equivalents, representing potentially dilutive common stock options, restricted stock and restricted stock units, of 8.2 million, 8.1 million, and 7.0 million for 2019, 2018, and 2017, respectively, were excluded from diluted earnings per share calculations for these periods because of their anti-dilutive effect. Furthermore, the shares of Class A common stock that would be issuable if the Company elects to settle the Notes in shares were excluded from the diluted earnings per share calculation (using the if-converted method) for the year ended December 31, 2019 because their effect would have been anti-dilutive.
The Company may settle the conversions of the Notes in cash, shares of the Company's Class A common stock or any combination thereof at its election. For the 2017 Notes, the number of shares of the Company's Class A common stock issuable at the conversion price of $104.06 per share is expected to be 4.1 million shares, for the 2018 Notes, the number of shares of the Company's Class A common stock issuable at the conversion price of $116.40 is expected to be 4.9 million shares, and for the 2019 Notes, the number of shares of the Company's Class A common stock issuable at the conversion price of $148.48 is expected to be 6.4 million shares. However, the Capped Call Transactions are expected generally to reduce the potential dilution of the Company's Class A common stock upon any conversion of Notes and/or offset the cash payments the Company is required to make in excess of the principal amount of the Notes. Under the Restated 2017 Capped Call Transactions, the number of shares of Class A common stock issuable at the conversion price of $154.16 is expected to be 2.8 million shares. Under the 2018 Capped Call Transactions, the number of shares of Class A common stock issuable at the conversion price of $219.63 is expected to be 2.6 million shares. Under the 2019 Capped Call Transactions, the number of shares of Class A common stock issuable at the conversion price of $280.15 is expected to be 3.4 million shares. For more information on the Notes and the Capped Call Transactions, see Note 15, Convertible Debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2019. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2019, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included immediately following Item 9A. Controls and Procedures, in this Annual Report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wayfair Inc.
Opinion on Internal Control over Financial Reporting
We have audited Wayfair Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wayfair Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
February 28, 2020

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code may be found at the Investor Relations section of our website, located at investor.wayfair.com under the link for "Governance." We intend to make all required disclosures regarding any amendments to, or waivers from, any provisions of the code at the same location of our website.
The other information required by this item is incorporated by reference from our proxy statement for our 2020 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2019.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our proxy statement for our 2020 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our proxy statement for our 2020 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our proxy statement for our 2020 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2019.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our proxy statement for our 2020 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2019.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:
The financial statements are filed as part of this Annual Report on Form 10-K under Item 8, Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules:
The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under Item 8, Financial Statements and Supplementary Data.

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
Date: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NIRAJ SHAH	Chief Executive Officer and President, Co-Founder and Director (Principal Executive Officer)	February 28, 2020
Niraj Shah

/s/ MICHAEL FLEISHER	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020
Michael Fleisher

/s/ STEVEN CONINE	Co-Founder and Director	February 28, 2020
Steven Conine

/s/ JULIE BRADLEY	Director	February 28, 2020
Julie Bradley

/s/ ROBERT GAMGORT	Director	February 28, 2020
Robert Gamgort

/s/ ANDREA JUNG	Director	February 28, 2020
Andrea Jung

/s/ MICHAEL KUMIN	Director	February 28, 2020
Michael Kumin

/s/ JAMES MILLER	Interim Chief Technology Officer and Director	February 28, 2020
James Miller

/s/ JEFFREY NAYLOR	Director	February 28, 2020
Jeffrey Naylor

/s/ ANKE SCHÄFERKORDT	Director	February 28, 2020
Anke Schäferkordt

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
3.1	Restated Certificate of Incorporation of the Company		8-K	001-36666	10/8/2014	3.1
3.2	Amended and Restated Bylaws of the Company		8-K	001-36666	10/8/2014	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock of the Company		S-1	333-198171	9/19/2014	4.1
4.2	Indenture, dated as of September 15, 2017, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	9/15/2017	4.1
4.3	Form of 0.375% Convertible Senior Notes due 2022 (included in Exhibit 4.2)
4.4	Indenture, dated as of November 19, 2018, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	11/19/2018	4.1
4.5	Form of 1.125% Convertible Senior Notes due 2024 (included in Exhibit 4.4)
4.6	Indenture, dated as of August 19, 2019, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	8/19/2019	4.1
4.7	Form of 1.00% Convertible Senior Notes due 2026 (included in Exhibit 4.6)
4.8	Description of Wayfair Securities	X
10.1+	Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.1
10.2+	Form of Deferred Unit Agreement under the Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.2
10.3+	2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.3
10.4+	Form of Option Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.4
10.5+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.5
10.6+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2018)		10-K	001-3666	2/25/2019	10.6
10.7+	Form of Restricted Stock Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.6
10.8+	Form of Indemnification and Advancement Agreement for Directors and Executive Officers		8-K	001-36666	1/8/2018	10.1
10.9	Office Lease dated April 18, 2013 between Copley Place Associates, LLC and the Company, as amended by the First Amendment to Lease dated February 11, 2014, as further amended by the Second Amendment to Lease dated October 24, 2014, as further amended by the Third Amendment to Lease dated October 8, 2015, and as further amended by the Fourth Amendment to Lease dated February 3, 2016 (as amended to date, the "Copley Lease")		10-K	001-36666	2/29/2016	10.9

10.10	Fifth Amendment to Copley Lease, dated as of July 29, 2016, by and between Copley Place Associates, LLC and Wayfair LLC	10-Q	001-36666	11/8/2016	10.2
10.11	Elevator Side Letter to Copley Lease, dated as of July 28, 2016, by and between Copley Place Associates, LLC and Wayfair LLC	10-Q	001-36666	11/8/2016	10.3
10.12	Sixth Amendment to Copley Lease, dated as of February 22, 2017, by and between Copley Place Associates, LLC and Wayfair LLC	10-Q	001-36666	5/9/2017	10.2
10.13	Seventh Amendment to Copley Lease, dated as of August 14, 2017, by and between Copley Place Associates, LLC and Wayfair LLC	10-Q	001-36666	11/2/2017	10.9

10.14	Eighth Amendment to Copley Lease, dated as of November 14, 2017, by and between Copley Place Associates, LLC and Wayfair LLC	10-K	001-36666	2/26/2018	10.14
10.15	Ninth Amendment to Copley Lease, dated as of November 13, 2018, by and between Copley Place Associates, LLC and Wayfair LLC	10-K	001-36666	2/25/2019	10.2
10.16	Tenth Amendment to Copley Lease, dated as of October 10, 2019, by and between Copley Place Associates, LLC and Wayfair LLC	10-Q	001-36666	10/31/2019	10.8
10.17+	Form of Amended and Restated Letter Agreement dated May 6, 2014 between the Company and each of Niraj Shah and Steven Conine	S-1	333-198171	8/15/2014	10.11
10.18+	Letter Agreement dated October 2, 2013 between the Company and Michael Fleisher, as amended May 5, 2014	S-1	333-198171	8/15/2014	10.12
10.19	Loan Agreement dated October 29, 2012 between Bank of America, N.A. and the Company, as amended by amendments dated October 29, 2013, June 6, 2014 and July 31, 2015 (as amended to date, the "Bank of America Loan Agreement")	10-K	001-36666	2/29/2016	10.13
10.20	Amendment No. 4 to the Bank of America Loan Agreement, dated as of July 31, 2016, by and between Bank of America, N.A. and Wayfair LLC	8-K	001-36666	8/4/2016	10.1
10.21	Credit Agreement dated February 22, 2017 by and among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (as amended to date, the "Credit Agreement")	10-K	001-36666	2/28/2017	10.18
10.22	Amendment No. 1 to the Credit Agreement, dated September 11, 2017, by and among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer	8-K	001-36666	9/12/2017	10.1
10.23	Amendment No. 2 to the Credit Agreement, dated April 12, 2018, by and among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer	8-K	001-36666	4/13/2018	10.1

10.24	Amendment No. 3 to the Credit Agreement, dated December 7, 2018, by and among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer	10-K	001-36666	2/25/2019	10.24
10.25	Amendment No. 4 to the Credit Agreement, dated December 20, 2018, by and among Wayfair LLC, Wayfair Inc., each Lender from time to time party thereto and Citibank, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer	10-K	001-36666	2/25/2019	10.25
10.26	Amended and Restated Credit Agreement dated February 21, 2019 among Wayfair LLC, Wayfair Inc., each other Loan Party from time to time party thereto, each Lender from time to time party thereto and Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	8-K	001-36666	2/22/2019	10.1
10.27	Letter Agreement, dated September 11, 2017, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	9/15/2017	10.2
10.28	Letter Agreement, dated September 11, 2017, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	9/15/2017	10.3
10.29	Letter Agreement, dated September 11, 2017, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	9/15/2017	10.4
10.30	Letter Agreement, dated September 14, 2017, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	9/15/2017	10.5
10.31	Letter Agreement, dated September 14, 2017, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	9/15/2017	10.6
10.32	Letter Agreement, dated September 14, 2017, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	9/15/2017	10.7
10.33	Letter Agreement, dated November 14, 2018, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.2
10.34	Letter Agreement, dated November 14, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.3
10.35	Letter Agreement, dated November 14, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.4
10.36	Amended and Restated Letter Agreement, dated November 15, 2018, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.5
10.37	Amended and Restated Letter Agreement, dated November 15, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.6

10.38	Amended and Restated Letter Agreement, dated November 15, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction		8-K	001-36666	11/19/2018	10.7
10.39	Amended and Restated Letter Agreement, dated November 15, 2018, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction		8-K	001-36666	11/19/2018	10.8
10.40	Amended and Restated Letter Agreement, dated November 15, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction		8-K	001-36666	11/19/2018	10.9
10.41	Amended and Restated Letter Agreement, dated November 15, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction		8-K	001-36666	11/19/2018	10.10
10.42	Letter Agreement, dated November 27, 2018, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the 2018 Additional Capped Call Transaction		8-K	001-36666	11/29/2018	10.1
10.43	Letter Agreement, dated November 27, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2018 Additional Capped Call Transaction		8-K	001-36666	11/29/2018	10.2
10.44	Letter Agreement, dated November 27, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2018 Additional Capped Call Transactions		8-K	001-36666	11/29/2018	10.3
10.45	Letter Agreement, dated August 14, 2019, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2019 Base Capped Call Transactions		8-K	001-36666	8/19/2019	10.2
10.46	Letter Agreement, dated August 14, 2019, between Citibank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions		8-K	001-36666	8/19/2019	10.3
10.47	Letter Agreement, dated August 14, 2019, between JPMorgan Chase Bank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions		8-K	001-36666	8/19/2019	10.4
10.48	Letter Agreement, dated August 16, 2019, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2019 Base Capped Call Transactions		8-K	001-36666	8/19/2019	10.5
10.49	Letter Agreement, dated August 16, 2019, between Citibank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions		8-K	001-36666	8/19/2019	10.6
10.50	Letter Agreement, dated August 16, 2019, between JPMorgan Chase Bank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions		8-K	001-36666	8/19/2019	10.7
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X
+ Indicates a management contract or compensatory plan
# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.