Form 10-Q
period 2020-03-31
Wayfair Inc.
filed 2020-05-05
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at April 28, 2020
Class A Common Stock, $0.001 par value per share	67,677,564
Class B Common Stock, $0.001 par value per share	26,957,041

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2020

PART I

FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments and the impact of the recent novel coronavirus (COVID-19) pandemic and our response to it, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions.
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
•our ability to manage our global growth and expansion;
•our ability to compete successfully;
•the rate of growth of the Internet and e-commerce;

•	economic factors, such as interest rates, the housing market, currency exchange fluctuations and changes in customer spending;

•	disruptions or inefficiencies in our supply chain or logistics network, including any impact of the COVID-19 outbreak on our suppliers and third party carriers and delivery agents;

•	potential impacts of the COVID-19 outbreak on our business, financial condition, and results of operations;

•	world events, natural disasters, public health emergencies (such as the COVID-19 outbreak), civil disturbances, and terrorist attacks; and

•
developments in, and the outcome of, legal and regulatory proceedings and investigations to which we are a party or are subject, and the liabilities, obligations and expenses, if any, that we may incur in connection therewith.

A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results include the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q and under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019. We qualify all of our forward-looking statements by these cautionary statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	(in thousands, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$624,481	$582,753
Short-term investments	266,497	404,252
Accounts receivable, net of allowance for credit losses of $31,884 and $22,774 at March 31, 2020 and December 31, 2019, respectively	110,259	99,720
Inventories	56,574	61,692
Prepaid expenses and other current assets	220,400	228,721
Total current assets	1,278,211	1,377,138
Operating lease right-of-use assets	780,118	763,400
Property and equipment, net	661,216	624,544
Goodwill and intangible assets, net	18,408	18,809
Long-term investments	—	155,690
Other noncurrent assets	13,468	13,467
Total assets	$2,751,421	$2,953,048
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$838,300	$908,097
Accrued expenses	255,347	298,918
Unearned revenue	164,122	167,641
Other current liabilities	236,158	236,863
Total current liabilities	1,493,927	1,611,519
Long-term debt	1,577,069	1,456,195
Operating lease liabilities	838,906	822,602
Other liabilities	12,920	6,940
Total liabilities	3,922,822	3,897,256
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at March 31, 2020 and December 31, 2019	—	—
Stockholders’ deficit:
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 67,405,521 and 66,642,611 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	67	67
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 26,957,041 and 26,957,815 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	27	27
Additional paid-in capital	1,184,674	1,122,548
Accumulated deficit	(2,356,811)	(2,065,423)
Accumulated other comprehensive income (loss)	642	(1,427)
Total stockholders’ deficit	(1,171,401)	(944,208)
Total liabilities and stockholders’ deficit	$2,751,421	$2,953,048
The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2020	2019
	(in thousands, except per share data)
Net revenue	$2,330,063	$1,944,829
Cost of goods sold	1,750,940	1,474,373
Gross profit	579,123	470,456
Operating expenses:
Customer service and merchant fees	89,463	76,473
Advertising	275,760	243,969
Selling, operations, technology, general and administrative	475,968	343,648
Total operating expenses	841,191	664,090
Loss from operations	(262,068)	(193,634)
Interest (expense), net	(22,218)	(9,238)
Other (expense) income, net	(246)	3,078
Loss before income taxes	(284,532)	(199,794)
Provision for income taxes, net	1,333	595
Net loss	$(285,865)	$(200,389)
Net loss per share, basic and diluted	$(3.04)	$(2.20)
Weighted average number of common stock outstanding used in computing per share amounts, basic and diluted	94,089	91,104

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2020	2019
	(in thousands)
Net loss	$(285,865)	$(200,389)
Other comprehensive loss:
Foreign currency translation adjustments	1,291	844
Net unrealized gain (loss) on available-for-sale investments	778	(48)
Comprehensive loss	$(283,796)	$(199,593)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit
		(in thousands)
Balance at December 31, 2018	90,748	$91	$753,657	$(1,082,689)	$(1,780)	$(330,721)
Net loss	—	—	—	(200,389)	—	(200,389)
Other comprehensive income	—	—	—	—	796	796
Exercise of options to purchase common stock	21	—	67	—	—	67
Issuance of common stock upon vesting of RSUs	633	1	—	—	—	1
Shares withheld related to net settlement of RSUs	(1)	—	(165)	—	—	(165)
Equity-based compensation expense	—	—	49,414	—	—	49,414
Adoption of ASU No. 2016-02	—	—	—	1,850	—	1,850
Balance at March 31, 2019	91,401	$92	$802,973	$(1,281,228)	$(984)	$(479,147)

Balance at December 31, 2019	93,600	$94	$1,122,548	$(2,065,423)	$(1,427)	$(944,208)
Net loss	—	—	—	(285,865)	—	(285,865)
Other comprehensive income	—	—	—	—	2,069	2,069
Exercise of options to purchase common stock	7	—	125	—	—	125
Issuance of common stock upon vesting of RSUs	756	—	—	—	—	—
Equity-based compensation expense	—	—	62,001	—	—	62,001
Adoption of ASU No. 2016-13	—	—	—	(5,523)	—	(5,523)
Balance at March 31, 2020	94,363	$94	$1,184,674	$(2,356,811)	$642	$(1,171,401)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(285,865)	$(200,389)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	66,843	39,583
Equity-based compensation	59,449	47,060
Amortization of discount and issuance costs on convertible notes	19,527	12,456
Other non-cash adjustments	(633)	(1,374)
Changes in operating assets and liabilities:
Accounts receivable, net	(16,216)	(11,570)
Inventories	5,023	2,427
Prepaid expenses and other current assets	7,802	(10,535)
Accounts payable and accrued expenses	(114,623)	46,631
Unearned revenue and other liabilities	2,379	(4,933)
Other assets	24	(704)
Net cash used in operating activities	(256,290)	(81,348)

Cash flows from investing activities:
Sale and maturities of short- and long-term investments	294,810	37,936
Purchase of property and equipment	(59,964)	(60,626)
Site and software development costs	(38,369)	(24,843)
Other investing activities, net	(124)	2,838
Net cash provided by (used in) investing activities	196,353	(44,695)

Cash flows from financing activities:
Proceeds from borrowings	100,000	—
Taxes paid related to net share settlement of equity awards	—	(165)
Deferred financing costs	—	(791)
Net proceeds from exercise of stock options	125	67
Net cash provided by (used in) financing activities	100,125	(889)
Effect of exchange rate changes on cash and cash equivalents	1,540	(169)
Net increase (decrease) in cash and cash equivalents	41,728	(127,101)

Cash and cash equivalents:
Beginning of period	582,753	849,461
End of period	$624,481	$722,360

Supplemental cash flow information:
Cash paid for interest on long-term debt	$5,447	$809
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$45,495	$3,143

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

Notes to Consolidated and Condensed Financial Statements
(Unaudited)

1. Description of Business
Wayfair Inc. (the "Company") is one of the world's largest online destinations for the home. Through its e-commerce business model, the Company offers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over eighteen million products from over 12,000 suppliers.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Consolidated and Condensed Financial Statements contained in this Quarterly Report on Form 10-Q are those of the Company and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.
The Consolidated and Condensed Balance Sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.
The unaudited accompanying Consolidated and Condensed Financial Statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the results of the interim periods presented. Interim results are not necessarily indicative of the results for the full year ended December 31, 2020 or future periods.
Principles of Consolidation
The accompanying unaudited Consolidated and Condensed Financial Statements of Wayfair Inc. include its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of the Consolidated and Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.
Subsequent Events
The Company considers events or transactions that have occurred after the balance sheet date of March 31, 2020, but prior to the filing of the financial statements with the SEC, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of these financial statements. Refer to Note 17, Subsequent Events, for additional detail.
Credit Impairment
The Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") on January 1, 2020 using the modified retrospective transition method. This ASU revises how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. As of January 1, 2020, the adoption of ASU 2016-13 resulted in a $5.5 million cumulative adjustment to accumulated deficit on our Consolidated and Condensed Balance Sheet. Refer to Note 4, Credit Losses, for additional detail.
The Company believes that other than the implementation of ASU 2016-13, there have been no significant changes during the three months ended March 31, 2020 to the items disclosed in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

3. Investments and Fair Value Measurements
Investments
As of March 31, 2020 and December 31, 2019, the Company's investments consisted of corporate bonds and other government obligations priced at fair value. These investments were classified as available-for-sale and their estimated fair values were $266.5 million and $559.9 million, respectively.
To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss, however management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason of the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the three months ended March 31, 2020 and 2019, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of March 31, 2020 and December 31, 2019, the Company did not record an allowance for credit losses related to its available-for-sale debt securities. During the three months ended March 31, 2020, the Company collected $161.3 million of proceeds from the sale of long-term investments and recognized a realized gain of $0.8 million. The Company did not recognize any realized gains or losses during the three months ended March 31, 2019.
 The following tables present details of the Company’s investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$265,719	$992	$(214)	$266,497
Total	$265,719	$992	$(214)	$266,497

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$404,294	$20	$(62)	$404,252
Long-term:
Investment securities	155,616	92	(18)	155,690
Total	$559,910	$112	$(80)	$559,942

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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company measures its cash equivalents and short-term and long-term investments at fair value. The Company classifies its cash equivalents and certificates of deposits within Level 1 because the Company values these investments using quoted market prices. The fair value of the Company's Level 1 financial assets is based on quoted market prices of the identical underlying security. The Company classifies short-term and long-term investments within Level 2 because unadjusted quoted prices for identical or similar assets in markets are not active. The Company does not have any assets or liabilities classified as Level 3 financial assets.
The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 based on the three-tier value hierarchy:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$85,816	$—	$—	$85,816
Cash equivalents	$538,665	$—	$—	$538,665
Total cash and cash equivalents	$624,481	$—	$—	$624,481
Short-term investments:
Investment securities	—	266,497	—	266,497
Other non-current assets:
Certificate of deposit	5,200	—	—	5,200
Total	$629,681	$266,497	$—	$896,178

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$308,521	$—	$—	$308,521
Cash equivalents	$274,232	$—	$—	$274,232
Total cash and cash equivalents	$582,753	$—	$—	$582,753
Short-term investments:
Investment securities	—	404,252	—	404,252
Other non-current assets:
Certificate of deposit	5,076	—	—	5,076
Long-term investments:
Investment securities	—	155,690	—	155,690
Total	$587,829	$559,942	$—	$1,147,771

4. Credit Losses

Accounts receivable are stated net of credit losses, which are recorded based on historical losses as well as management's expectation of future collections. Uncollectible amounts are written off against the allowance after all collection efforts have been exhausted. The Company's exposure to credit loss is minimized through fraud assessments performed prior to customer checkout and the Company's policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. Further, management notes credit risk is mitigated as approximately 99% of the net revenue recognized for the three months ended March 31, 2020 was collected in advance of recognition.

As of March 31, 2020, the Company reported $110.3 million of accounts receivable, net of allowance for credit losses of $31.9 million. Other than the adjustment related to the adoption of ASU 2016-13, as discussed in Note 2, Summary of Significant Accounting Policies, changes in the allowance for credit losses were not material for the three months ended March 31, 2020.

5. Intangible Assets and Goodwill
As of March 31, 2020 and December 31, 2019, the Company had $18.0 million and $18.4 million of intangible assets, respectively. Amortization expense related to intangible assets was $0.4 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.
Goodwill was $0.4 million as of March 31, 2020 and December 31, 2019.
6. Property and Equipment, net
The following table summarizes property and equipment, net as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Furniture and computer equipment	$533,192	$509,120
Site and software development costs	332,722	297,252
Leasehold improvements	277,355	228,514
Construction in progress	27,063	45,503
	1,170,332	1,080,389
Less accumulated depreciation and amortization	(509,116)	(455,845)
Property and equipment, net	$661,216	$624,544

Property and equipment depreciation and amortization expense was $66.4 million and $39.4 million for the three months ended March 31, 2020 and 2019, respectively.
7. Leases
The Company has lease arrangements for warehouse, fulfillment center, office, and data center spaces. These leases expire at various dates through 2036. Operating lease expense was $36.1 million and $25.6 million in the three months ended March 31, 2020 and 2019, respectively.
The following table presents supplemental cash flow information related to leases:

	Three months ended March 31, 2020	Three months ended March 31, 2019
	(in thousands)
Cash payments included in operating cash flows from lease arrangements	$34,082	$24,323
Right-of-use assets obtained in exchange for lease obligations	$44,946	$44,764

The following table presents supplemental balance sheet information related to leases:

	March 31, 2020	December 31, 2019
	(in thousands)
Additional lease information
Weighted average remaining lease term	9.5 years	10 years
Weighted average discount rate	6.7%	6.7%

The following table presents future minimum lease payments under non-cancellable leases as of March 31, 2020:

Amount
(in thousands)
2020 (excluding the three months ended March 31, 2020)	$111,475
2021	156,596
2022	148,709
2023	144,040
2024	141,591
Thereafter	563,150
Total future minimum lease payments	1,265,561
Less: Imputed interest	(331,528)
Total	$934,033

The following table presents total operating leases as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Balance sheet line item
Other current liabilities	$95,127	$91,104
Operating lease liabilities	838,906	822,602
Total operating leases	$934,033	$913,706

As of March 31, 2020, the Company has entered into $290.6 million of additional operating leases, primarily related to build-to-suit warehouse leases that have not yet commenced. As the Company does not control the underlying assets during the construction period, the Company is not considered the owner of the construction projects for accounting purposes. These operating leases will commence between 2020 and 2021 with lease terms of 2 to 15 years.
8. Commitments and Contingencies
Letters of Credit
The Company has issued letters of credit, primarily as security for certain lease agreements, for approximately $51.7 million and $46.7 million, as of March 31, 2020 and December 31, 2019, respectively.
Legal Matters
On January 10, 2019 and January 16, 2019, putative securities class action complaints were filed against the Company and three of its officers in the U.S. District Court for the District of Massachusetts. The two complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. Each plaintiff seeks to represent a class of shareholders who purchased or acquired stock of the Company between August 2, 2018 and October 31, 2018 and seeks damages and other relief based on allegations that the defendants' conduct affected the value of such stock. The Company intends to defend these lawsuits vigorously. On August 30, 2019 the Company filed a motion to dismiss the complaint with prejudice. Telephonic oral arguments on the motion were held on April 29, 2020. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of these cases or determine an estimate, or a range of estimates, of potential losses.
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
The following table presents activity relating to stock options for the three months ended March 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	43,606	$3.00	1.5
Options exercised	(6,510)	$3.01
Outstanding and exercisable at March 31, 2020	37,096	$3.00	1.2

Intrinsic value of stock options exercised was $0.4 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively. Aggregate intrinsic value of stock options outstanding and currently exercisable is $1.9 million as of March 31, 2020. All stock options were fully vested at March 31, 2020.
The following table presents activity relating to RSUs for the three months ended March 31, 2020:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2019	8,112,736	$95.69
RSUs granted	472,442	$82.33
RSUs vested	(755,899)	$92.05
RSUs forfeited/canceled	(674,884)	$100.79
Outstanding as of March 31, 2020	7,154,395	$94.92

The intrinsic value of RSUs vested was $61.5 million and $81.0 million for the three months ended March 31, 2020 and 2019, respectively. Aggregate intrinsic value of RSUs unvested is $382.3 million as of March 31, 2020. Unrecognized equity-based compensation expense related to outstanding RSUs is $615.1 million with a weighted average remaining vesting term of 1.3 years at March 31, 2020.
10. Unearned Revenue
The Company has three types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are initially recorded in unearned revenue, and are recognized as net revenue when the products are delivered, (ii) unredeemed gift cards and site and store credits, which are initially recorded in unearned revenue, and are recognized in the period they are redeemed, and (iii) membership rewards redeemable for future purchases, which are earned by customers on purchases made with the Company's Wayfair branded, private label credit card, and are initially recorded in other current liabilities, and are recognized as net revenue when redeemed. The portion of gift cards and site and store credits not expected to be redeemed ("breakage") are recognized as net revenue based on historical redemption patterns, which is substantially within twenty-four months from the date of issuance, to the extent there is no requirement for remitting balances to governmental agencies.

Contractual liabilities included in unearned revenue and other current liabilities in the Consolidated and Condensed Balance Sheet were $164.1 million and $4.3 million at March 31, 2020 and $167.6 million and $4.6 million at December 31, 2019, respectively. During the three months ended March 31, 2020, the Company recognized $128.4 million and $1.4 million of net revenue that was included in unearned revenue and other current liabilities, respectively, at December 31, 2019.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 11, Segment and Geographic Information, for additional detail.
11. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer.
The Company's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as loss before depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other (expense) income, net, provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. These charges are excluded from evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance.
The Company allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other (expense) income, net, and provision for income taxes, net. There are no net revenue transactions between the Company's reportable segments.
U.S.
The U.S. segment primarily consists of amounts earned through product sales through the Company's family of sites in the U.S. and through websites operated by third parties in the U.S. The U.S. net revenue for the three months ended March 31, 2019 includes $13.6 million of net revenue previously classified as other net revenue.
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

The following tables present net revenues and Adjusted EBITDA attributable to the Company's reportable segments for the periods presented:

	Three months ended March 31,
	2020	2019
	(in thousands)
U.S. net revenue	$1,974,983	$1,657,698
International net revenue	355,080	287,131
Total net revenue	$2,330,063	$1,944,829

	Three months ended March 31,
	2020	2019
	(in thousands)
Adjusted EBITDA:
U.S.	$(45,095)	$(27,782)
International	(82,182)	(74,436)
Total reportable segments Adjusted EBITDA	(127,277)	(102,218)
Less: reconciling items (1)	(158,588)	(98,171)
Net loss	$(285,865)	$(200,389)
(1) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss:

	Three months ended March 31,
	2020	2019
	(in thousands)
Depreciation and amortization	$66,843	$39,583
Equity-based compensation and related taxes	63,992	51,833
Interest expense, net	22,218	9,238
Other expense (income), net	246	(3,078)
Provision for income taxes, net	1,333	595
Other (1)	3,956	—
Total reconciling items	$158,588	$98,171

(1) The Company recorded $4.0 million in the three months ended March 31, 2020 in selling, operations, technology, general and administrative expenses in the Consolidated and Condensed Statements of Operations related to severance costs associated with February 2020 workforce reductions.
12. Income Taxes
The provision for income taxes, net was $1.3 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. The provision for income taxes, net recorded in the three months ended March 31, 2020 and 2019 is primarily related to income earned in certain foreign jurisdictions and U.S. state income taxes.
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
The Company had no material unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes, net.

13. Stockholders’ Deficit
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of March 31, 2020, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 67,405,521 and 66,642,611 shares of Class A common stock and 26,957,041 and 26,957,815 shares of Class B common stock were outstanding as of March 31, 2020 and December 31, 2019, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the Company's initial public offering through March 31, 2020, 55,082,493 shares of Class B common stock were converted to Class A common stock.
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
In the three months ended March 31, 2020, the Company borrowed $100 million under the Revolver. This amount was outstanding as of March 31, 2020 and is included in long-term debt on the Consolidated and Condensed Balance Sheet. The Company did not borrow any amounts under its credit agreement during the year ended December 31, 2019.
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
The Notes are general unsecured obligations of the Company. The Notes rank senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; are effectively subordinated in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and are structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries, including Wayfair LLC's guaranty of our 2.50% Accreting Convertible Senior Notes due 2025.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated and Condensed Balance Sheet and amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate of the 2017 Notes, 2018 Notes, and 2019 Notes is 6.0%, 8.1%, and 6.4%, respectively. The equity component of the 2017 Notes, 2018 Notes, and 2019 Notes of approximately $95.8 million, $181.5 million, and $280.3 million, respectively, is included in additional paid-in capital in the Consolidated and Condensed Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Notes using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated and Condensed Balance Sheet and amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ deficit.
The following table presents the outstanding principal amount and carrying value of the Notes as of the date presented:

	March 31, 2020			December 31, 2019
	2017 Notes	2018 Notes	2019 Notes	2017 Notes	2018 Notes	2019 Notes
	(in thousands)
Principal amounts:
Principal	$431,250	$575,000	$948,750	$431,250	$575,000	$948,750
Unamortized debt discount	(54,618)	(154,388)	(268,925)	(59,830)	(161,275)	(277,700)
Net carrying amount	$376,632	$420,612	$679,825	$371,420	$413,725	$671,050

The following tables present total interest expense recognized related to the Notes:

	Three Months Ended March 31,
	2020			2019
	2017 Notes	2018 Notes	2019 Notes	2017 Notes	2018 Notes
	(in thousands)
Contractual interest expense	$404	$1,617	$2,319	$404	$1,617
Interest cost related to amortization of the debt discount	$5,212	$6,887	$8,775	$4,909	$6,344
Total interest expense	$5,616	$8,504	$11,094	$5,313	$7,961

The estimated fair value of the 2017 Notes, the 2018 Notes, and the 2019 Notes was $332.5 million, $401.8 million, and $538.4 million, respectively, as of March 31, 2020. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 3, Investments and Fair Value Measurements. The if-converted value of the 2017 Notes, 2018 Notes and 2019 Notes, respectively, did not exceed the respective principal value as of March 31, 2020.
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
The 2017 Notes are not convertible during the second quarter of 2020 and none of the 2017 Notes have been converted to date.
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
The 2018 Notes are not convertible during the second quarter of 2020 and none of the 2018 Notes have been converted to date.
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

The 2019 Notes are not convertible during the second quarter of 2020 and none of the 2019 Notes have been converted to date.

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
The Capped Call Transactions are separate transactions, in each case, entered into by the Company with the 2017 Option Counterparties, the 2018 Option Counterparties, and 2019 Option Counterparties, and are not part of the terms of the Notes and will not affect any holder’s rights under the Notes. Holders of the Notes will not have any rights with respect to the Capped Call Transactions. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to additional paid-in capital within shareholders’ deficit.
16. Net Loss per Share
Basic and diluted net loss per share is presented using the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. For more information on the rights of Class A and Class B common stockholders, see Note 13, Stockholders’ Deficit.
Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock and, if dilutive, common stock equivalents outstanding during the period. The Company's common stock equivalents consist of shares issuable upon the release of RSUs, and to a lesser extent, the incremental shares of common stock issuable upon the exercise of stock options and unvested restricted stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings per share by application of the treasury stock method. The Company's basic and diluted net loss per share are the same because the Company has generated net loss and common stock equivalents are excluded from diluted net loss per share because they have an antidilutive impact.
The Company allocates undistributed earnings between the classes on a one-to-one basis when computing net loss per share. As a result, basic and diluted net loss per Class A and Class B shares of common stock are equivalent.
The following table presents the calculation of basic and diluted net loss per share:

	Three months ended March 31,
	2020	2019
	(in thousands, except per share data)
Net loss	$(285,865)	$(200,389)
Weighted average common shares used for basic and diluted net loss per share computation	94,089	91,104
Net loss per common share:
Basic and Diluted	$(3.04)	$(2.20)

Dilutive common stock equivalents, representing potentially dilutive common stock options, restricted stock and RSUs, of 7.2 million and 8.0 million for the three months ended March 31, 2020 and 2019, respectively, were excluded from diluted earnings per share calculations for these periods because of their anti-dilutive effect. Furthermore, the shares of Class A common stock that would be issuable if the Company elects to settle the Notes in shares were excluded from the diluted earnings per share calculation (using the if-converted method) for the three-month period ended March 31, 2020 because their effect would have been anti-dilutive.
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

17. Subsequent Events

On April 8, 2020, the Company issued $535.0 million in aggregate original principal amount of 2.50% Accreting Convertible Senior Notes due 2025 (the "2020 Notes") to GHEP VII Aggregator, L.P. ("Great Hill"), CBEP Investments, LLC ("Charlesbank") and The Spruce House Partnership LLC. No cash interest will be payable on the 2020 Notes. Instead, the 2020 Notes will accrue interest at a rate of 2.50% per annum which will accrete to the principal amount on April 1 and October 1 of each year, beginning on October 1, 2020. The 2020 Notes are convertible based upon an initial conversion price of $72.50 per share of the Company’s Class A common stock. The Company will settle any conversion of the 2020 Notes with shares of the Company's Class A common stock. The 2020 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Wayfair LLC, the Company's wholly-owned subsidiary. Proceeds from the 2020 Notes will be used for working capital and general corporate purposes.

As the 2020 Notes were issued subsequent to March 31, 2020, the impact to financial reporting will be effective in the second quarter of 2020. The issuance of the 2020 Notes constitutes a related party transaction because Michael Kumin is a director of the Company and a Managing Partner at Great Hill Partners, LP, the Manager of the ultimate general partner of Great Hill.

In addition, on April 23, 2020 the Company repaid the outstanding $100 million borrowing on the Revolver.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated and Condensed Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those included in Part I, Item 1, Special Note Regarding Forward Looking Statements, and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, our actual results may differ materially from those anticipated in these forward-looking statements.
The following discussion includes financial information prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), as well as certain non-GAAP financial measures such as Adjusted EBITDA, Free Cash Flow, and Net Revenue Constant Currency Growth. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. Management believes the use of these non-GAAP measures on a consolidated and reportable segment basis assists investors in understanding the ongoing operating performance of our business by presenting comparable financial results between periods. For more information on these non-GAAP financial measures, including reconciliations to the most directly comparable GAAP financial measures, see "Non-GAAP Financial Measures" below.
Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "Wayfair," "the company," "we," "us," "our," and similar terms include Wayfair Inc. and its subsidiaries, unless the context indicates otherwise.
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

Our operating and reportable segments are the U.S. and International. The following table presents net revenue attributable to our reportable segments for the periods presented:

	Three months ended March 31,
	2020	2019
	(in thousands)
U.S. net revenue	$1,974,983	$1,657,698
International net revenue	355,080	287,131
Total net revenue	$2,330,063	$1,944,829
For more information on our segments, see Note 11, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
COVID-19 Outbreak
We are closely monitoring the impact of the COVID-19 outbreak on our business, results of operations and financial results. The full extent of the positive or negative impact of the COVID-19 outbreak on our business will depend on certain developments including the length of time that the outbreak continues, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, partners, and stockholders, all of which are uncertain and cannot be predicted. See Part II, Item 1A, Risk Factors for additional details. In the first quarter of 2020, we took a number of precautionary measures designed to protect the health, safety and financial security of our employees, including suspending all non-essential travel, transitioning a large portion of our employees to working-from-home, providing emergency paid time off and targeted hourly pay increases, developing no contact delivery methods and implementing social distancing and enhanced cleaning measures in our facilities.
In an effort to slow the COVID-19 outbreak, authorities across the world have implemented various measures, including travel bans, stay-at-home orders and shutdowns of certain businesses. We anticipate that these actions and the global health crisis caused by the COVID-19 outbreak will negatively impact global economic activity. While the COVID-19 outbreak has not had a material adverse impact on our operations to date and we believe the long-term opportunity that we see for shopping for the home online remains unchanged, it is difficult to predict all of the positive or negative impacts the COVID-19 outbreak will have on our business.
In the short term we have generally seen increased sales and order activity and lower advertising costs in the market since the COVID-19 outbreak. In order to keep up with the increased orders, we are in the process of hiring additional frontline workers. However, much is unknown and accordingly the situation remains dynamic and subject to rapid and possibly material change. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, partners, stockholders and communities.

Key Financial and Operating Metrics
We measure our business using financial and operating metrics, as well as non-GAAP financial measures. Our Free Cash Flow non-GAAP financial measure is measured on a consolidated basis, while our Adjusted EBITDA non-GAAP financial measure is measured on a consolidated and reportable segment basis. See Note 11, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q for additional information regarding our reportable segments. All other key financial and operating metrics are derived and reported from our consolidated Direct Retail net revenue, which includes sales generated primarily through our family of sites. These metrics do not include net revenue derived from the websites operated by our retail partners and our media solutions business. We do not have access to certain customer level information on net revenue derived through our retail partners and therefore cannot measure or disclose it.
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three months ended March 31,
	2020	2019
	(in thousands, except LTM Net Revenue per Active Customer and Average Order Value)
Direct Retail Financial and Operating Metrics:
Direct Retail Net Revenue (1)	$2,322,582	$1,931,181
Active Customers	21,108	16,408
LTM Net Revenue per Active Customer	$449	$442
Orders Delivered	9,876	8,163
Average Order Value	$235	$237
Non-GAAP Financial Measures:
Adjusted EBITDA	$(127,277)	$(102,218)
Free Cash Flow	$(354,623)	$(166,817)
(1) Direct Retail net revenue is calculated by taking consolidated net revenue and excluding U.S. net revenue derived from the websites operated by our retail partners and our media solutions business, which accounted for $7.5 million and $13.6 million of net revenue for the three months ended March 31, 2020 and 2019, respectively.
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as loss before depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other (expense) income, net, provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and the Board to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis as these costs may vary independent of business performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board.
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

▪	Adjusted EBITDA does not reflect equity-based compensation and related taxes;

▪	Adjusted EBITDA does not reflect changes in our working capital;

▪	Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us;

▪	Adjusted EBITDA does not reflect interest expenses associated with our borrowings;

▪	Adjusted EBITDA does not include other items not indicative of our ongoing operating performance, and

▪	Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three months ended March 31,
	2020	2019
	(in thousands)
Reconciliation of Adjusted EBITDA
Net loss	$(285,865)	$(200,389)
Depreciation and amortization	66,843	39,583
Equity-based compensation and related taxes	63,992	51,833
Interest expense, net	22,218	9,238
Other expense (income), net	246	(3,078)
Provision for income taxes, net	1,333	595
Other (1)	3,956	—
Adjusted EBITDA	$(127,277)	$(102,218)
(1) The Company recorded $4.0 million in the three months ended March 31, 2020 in selling, operations, technology, general and administrative expenses in the Consolidated and Condensed Statements of Operations related to severance costs associated with February 2020 workforce reductions.
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

The following table presents a reconciliation of net cash used in operating activities to Free Cash Flow for each of the periods indicated:

	Three months ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(256,290)	$(81,348)
Purchase of property and equipment	(59,964)	(60,626)
Site and software development costs	(38,369)	(24,843)
Free Cash Flow	$(354,623)	$(166,817)
Net Revenue Constant Currency Growth
To provide investors with additional information regarding our financial results, we have disclosed in this Quarterly Report on Form 10-Q Net Revenue Constant Currency Growth, a non-GAAP financial measure that we calculate by translating the current period local currency net revenue by the currency exchange rates used to translate our financial statements in the comparable prior-year period.
Net Revenue Constant Currency Growth is included in this Quarterly Report on Form 10-Q because it is an important indicator of our operating results. Accordingly, we believe that Net Revenue Constant Currency Growth provides useful information to investors and others in understanding and evaluating trends in our operating results in the same manner as our management.
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

Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
We also generate net revenue through third-party advertisers that pay us based on the number of advertisement related clicks, actions, or impressions for advertisements placed on our sites. Net revenue earned under these arrangements is included in net revenue and net revenue through our third-party advertisers is recognized in the period in which the click, action or impression occurs. This net revenue has not been material to date.
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
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, and fees earned for supplier services rendered.
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
Interest (expense), net
Interest (expense), net consists primarily of interest expense in connection with our convertible notes and other borrowings. Interest expense is offset by interest earned on cash, cash equivalents and short- and long-term investments held by us.
Results of Consolidated Operations
Comparison of the three months ended March 31, 2020 and 2019
Net revenue

	Three months ended March 31,
	2020	2019	% Change
	(in thousands)
U.S. net revenue	$1,974,983	$1,657,698	19.1%
International net revenue	355,080	287,131	23.7%
Net revenue	$2,330,063	$1,944,829	19.8%
In the three months ended March 31, 2020, net revenue increased by $385.2 million, or 19.8%, compared to the same period in 2019, primarily due to growth in our customer base, with the number of active customers increasing by 28.6% as of March 31, 2020 compared to March 31, 2019. Additionally, active customers on average spent more in the three months ended March 31, 2020, with LTM net revenue per active customer increasing 1.6% as of March 31, 2020 compared to March 31, 2019. Our U.S. net revenue increased 19.1%, while our International net revenue increased 23.7%. International Net Revenue Constant Currency Growth was 25.5%.
Cost of goods sold

	Three months ended March 31,
	2020	2019	% Change
	(in thousands)
Cost of goods sold	$1,750,940	$1,474,373	18.8%
In the three months ended March 31, 2020, cost of goods sold increased by $276.6 million, or 18.8%, compared to the same period in 2019. The increase in cost of goods sold is primarily driven by an increase in the number of orders delivered, partially offset by efficiencies gained in shipping costs from our logistics network.

Operating expenses

	Three months ended March 31,
	2020	2019	% Change
	(in thousands)
Customer service and merchant fees (1)	$89,463	$76,473	17.0%
Advertising	275,760	243,969	13.0%
Selling, operations, technology, general and administrative (1)	475,968	343,648	38.5%
Total operating expenses	$841,191	$664,090	26.7%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.8%	3.9%
Advertising	11.8%	12.5%
Selling, operations, technology, general and administrative (1)	20.4%	17.7%
	36.0%	34.1%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Customer service and merchant fees	$2,118	$1,976
Selling, operations, technology, general and administrative	$60,146	$48,865
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $11.4 million in the three months ended March 31, 2020 compared to the same period in 2019, as a result of RSUs awarded in 2019 and the three months ended March 31, 2020.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended March 31,
	2020	2019
Customer service and merchant fees	3.7%	3.8%
Selling, operations, technology, general and administrative	17.8%	15.2%
Excluding the impact of equity-based compensation and related taxes, customer service and merchant fees increased by $12.8 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the increase in net revenue during the three months ended March 31, 2020.
Our advertising expenses increased by $31.8 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily as a result of an increase in online advertising. Advertising decreased as a percentage of net revenue in the three months ended March 31, 2020 compared to the same period in 2019. The decrease was primarily attributable to increased leverage from our growing base of repeat customers, partially offset by increased investment to generate future customer growth.
Excluding the impact of equity-based compensation and related taxes, selling, operations, technology, general and administrative expenses increased by $121.0 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the increase in net revenue and the associated growth in our operations. The increase in selling, operations, technology, general and administrative was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Interest (expense), net

	Three months ended March 31,
	2020	2019	% Change
	(in thousands)
Interest (expense), net	$(22,218)	$(9,238)	140.5%
Our interest (expense), net increased by $13.0 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily attributable to the our convertible notes and other borrowings.

Liquidity and Capital Resources
 Sources of Liquidity

	March 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$624,481	$582,753
Short-term investments	$266,497	$404,252
Accounts receivable, net	$110,259	$99,720
Long-term investments	$—	$155,690
Working capital	$(215,716)	$(234,381)
 Historical Cash Flows

	Three months ended March 31,
	2020	2019
	(in thousands)
Net loss	$(285,865)	$(200,389)
Net cash used in operating activities	$(256,290)	$(81,348)
Net cash provided by (used in) investing activities	$196,353	$(44,695)
Net cash provided by (used in) financing activities	$100,125	$(889)
At March 31, 2020, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $891.0 million, which includes a $100 million borrowing under our revolving credit facility. Additionally, as discussed in Note 17, Subsequent Events, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, on April 8, 2020 the Company issued $535.0 million aggregate original principal amount of 2.50% Accreting Convertible Senior Notes due 2025 (the "2020 Notes"). Further, on April 23, 2020 the Company repaid the outstanding $100 million borrowing on our revolving credit facility. We believe that our existing cash and cash equivalents and investments, together with these incremental transactions, cash generated from operations, and the borrowing availability under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements.
Capital Expenditures were 4.4% of net revenue for the year ended December 31, 2019 and related primarily to our ongoing investments in our technology infrastructure and equipment purchases and improvements for leased warehouses within our expanding logistics network. Capital Expenditures were 4.2% of net revenue for the quarter ended March 31, 2020. On an absolute dollar basis, we expect Capital Expenditures for the three months ending June 30, 2020 to be materially consistent with Capital Expenditures for the three months ended March 31, 2020 as we continue to build out our technology infrastructure and logistics network.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth in Part II, Item 1A, Risk Factors, of this

Quarterly Report on Form 10-Q and Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, the recent COVID-19 outbreak has caused disruption in the capital markets. It could make financing more difficult and/or expensive and we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets due to the COVID-19 outbreak.
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
Cash used in operating activities in the three months ended March 31, 2020 was $256.3 million and was driven primarily by a net loss of $285.9 million, cash used in operating assets and liabilities of $115.6 million and other non-cash items of $0.6 million, partially offset by the net impact of certain non-cash items including equity-based compensation of $59.5 million, depreciation and amortization expense of $66.8 million, and amortization of discount and issuance costs related to our convertible notes of $19.5 million.
Cash used in operating activities in the three months ended March 31, 2019 was $81.3 million and was driven primarily by a net loss of $200.4 million and other non-cash items of $1.4 million, partially offset by cash provided by operating assets and liabilities of $21.3 million, the net impact of certain non-cash items including depreciation and amortization expense of $39.6 million, equity-based compensation of $47.1 million, and amortization of discount and issuance costs related to our convertible notes of $12.5 million.
 Investing Activities
Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, investment in our sites and software development, disposal of short- and long-term investments, and leasehold improvements for our facilities.
Cash provided by investing activities in the three months ended March 31, 2020 was $196.4 million and was primarily driven by sale and maturities of short-and long-term investments of $294.8 million, partially offset by purchases of property and equipment of $60.0 million and site and software development costs of $38.3 million and other investing activities of $0.1 million.
Cash used in investing activities in the three months ended March 31, 2019 was $44.7 million and was primarily driven by purchases of property and equipment of $60.6 million and site and software development costs of $24.8 million, partially offset by a net increase in the maturity of short-term investments of $37.9 million and other investing activities of $2.8 million.
Financing Activities
Cash provided by financing activities in the three months ended March 31, 2020 was $100.1 million and was primarily due to a $100.0 million borrowing under our revolving credit facility and $0.1 million of net proceeds from the exercise of stock options.
Cash used in financing activities in the three months ended March 31, 2019 was $0.9 million and was primarily due to $0.8 million of deferred finance costs and $0.2 million statutory minimum taxes paid related to net share settlements of equity awards, partially offset by $0.1 million of net proceeds from the exercise of stock options.
Stock Repurchase Program
On February 22, 2018, we announced that the Board authorized the repurchase of up to $200 million of our Class A common stock. This repurchase program has no expiration but may be suspended or terminated by the Board at any time. Under the repurchase program, we are authorized to repurchase, from time to time, outstanding shares of Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan.
The actual timing, number and value of shares repurchased will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. We have no obligation to repurchase any amount of Class A common stock under the program.

Credit Agreement and Convertible Notes
As disclosed in Note 14, Credit Agreement included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, in the three months ended March 31, 2020 we borrowed $100 million under our revolving credit facility. This amount remained outstanding as of March 31, 2020.
As disclosed in Note 15, Convertible Debt, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, the conditional conversion features of the Notes were not triggered during the first quarter of 2020 and the Notes are therefore not convertible in the second quarter of 2020 pursuant to the applicable last reported sales price conditions. The Notes were also not convertible during the first quarter of 2020.
Whether the 2017 Notes, the 2018 Notes, or the 2019 Notes will be convertible in future quarters will depend on the satisfaction of the applicable last reported sales price condition or another conversion condition in the future. If one or more holders elect to convert their 2017 Notes, 2018 Notes, or 2019 Notes at a time when any such notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
For information regarding our credit agreement and convertible notes, see Note 14, Credit Agreement, and Note 15, Convertible Debt, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
As disclosed in Note 17, Subsequent Events, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, on April 8, 2020, the Company issued $535.0 million in aggregate original principal amount of 2.50% Accreting Convertible Senior Notes due 2025 (the "2020 Notes") to GHEP VII Aggregator, L.P., CBEP Investments, LLC and The Spruce House Partnership LLC (collectively, the "Purchasers").
The 2020 Notes were issued pursuant to an indenture, dated April 8, 2020 (the "2020 Indenture"), between the Company, Wayfair LLC, as Guarantor (the “Guarantor”) and U.S. Bank National Association, as trustee (the "Trustee"). The 2020 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Guarantor. The net proceeds from the sale of the 2020 Notes were approximately $528.4 million, after deducting estimated offering expenses payable by the Company.
No cash interest will be payable on the 2020 Notes. Instead, the 2020 Notes will accrue interest at a rate of 2.50% per annum which will accrete to the principal amount on April 1 and October 1 of each year, beginning on October 1, 2020.

The 2020 Notes are convertible based upon an initial conversion price of $72.50 per share of the Company’s Class A common stock. The Company will settle any conversion of 2020 Notes with a number of shares of the Company's Class A common stock per $1,000 original principal amount of 2020 Notes equal to the accreted principal amount of such original principal amount of 2020 Notes divided by the conversion price. The conversion price is subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company's Class A common stock, but will not be adjusted for accrued and unpaid interest. Holders of the 2020 Notes who convert in connection with a make-whole fundamental change (as defined in the 2020 Indenture) may be entitled to a premium in the form of additional shares of the Company's Class A common stock.

The 2020 Notes will mature on April 1, 2025, unless earlier purchased, redeemed or converted. Holders may convert all or a portion of their 2020 Notes at any time prior to the second business immediately day preceding the maturity date. The Company may not redeem the 2020 Notes prior to May 9, 2023. On or after May 9, 2023, the Company may redeem for cash all or part of the 2020 Notes if the last reported sale price of the Company's Class A common stock equals or exceeds 276% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be 100% of the accreted principal amount of the Notes to be redeemed, including accrued interest, if any, to, but excluding, the redemption date.

Upon the occurrence of a fundamental change (as defined in the 2020 Indenture), holders may require the Company to repurchase all or a portion of their 2020 Notes for cash at a price equal to 100% of the accreted principal amount of the 2020 Notes to be repurchased (which accreted principal amount upon repurchase will include interest, if any, accrued to, but excluding, the fundamental change repurchase date).

The 2020 Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2020 Notes then outstanding may declare the entire principal amount of all the 2020 Notes plus accrued interest, if any, to be immediately due and payable.
The 2020 Notes and the related guarantee are the Company’s and the Guarantor’s respective general senior unsecured obligations, ranking equally with all of the Company’s and the Guarantor’s existing and future senior indebtedness; effectively subordinated to all of the Company’s and the Guarantor’s secured indebtedness, including borrowings under the Company’s and the Guarantor’s senior secured revolving credit facility, to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s and the Guarantor’s subsidiaries, including Wayfair LLC's guaranty of our 2.50% Accreting Convertible Senior Notes due 2025.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
As disclosed in Note 14, Credit Agreement, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, we borrowed $100 million under our revolving credit facility. Other than the borrowing, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Note 2, Summary of Significant Accounting Policies - Credit Impairment, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
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
Interest Rate Sensitivity
Cash and cash equivalents and short- and long-term investments were held primarily in cash deposits, certificates of deposit, money market funds, and corporate debt. The fair value of our cash, cash equivalents and short- and long-term investments will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
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
Interest on the revolving line of credit incurred pursuant to the credit agreement described herein accrues at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any changes in prevailing interest rates will have a material impact on our results of operations.

Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our total net revenue is not currently subject to significant foreign currency risk. However, as our international business has grown, fluctuations in foreign currency exchange rates have started to have a greater impact. Our operating expenses are denominated in the currencies of the countries in which our operations are located or in which net revenue is generated, and as a result we face exposure to adverse movements in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Canadian Dollar, as the financial results of our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our Consolidated and Condensed Statements of Operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions, but we may do so in the future. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In addition, volatile market conditions arising from the COVID-19 pandemic may result in changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our net revenue as expressed in U.S. dollars.
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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 8, Commitments and Contingencies - Legal Matters, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
Except as set forth below, as of the date of this report, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019.
The recent global outbreak and spread of the novel coronavirus (“COVID-19”), and any future outbreak or other public health emergency, could materially affect our operations, liquidity, financial performance and results of operations.
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 globally, authorities across the U.S. and the globe have implemented varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness, such as travel bans, stay-at-home orders and shutdowns of certain businesses. These measures have impacted and may continue to impact all or portions of our workforce, operations, suppliers and customers and demand for our products and services. For example, the COVID-19 outbreak has disrupted the global supply chain, including many of our suppliers, as factory closures and reduced manufacturing output impacted inventory levels, potentially exacerbated by surging demand in certain categories such as home office. In the short term, however, we have also generally seen increased sales and order activity and lower advertising costs in the market since the COVID-19 outbreak.
The virus also impacted our workforce, moving a large portion of our employees to working-from-home and adding administrative complexity to our everyday human resources and employee technology functions. Disruption caused by business responses to the COVID-19 outbreak, including working-from-home arrangements, may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships, disrupt operations, increase costs and/or decrease net revenues, and expose us to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others, any of which could have a material adverse effect on our financial condition and results of operations.
The spread of COVID-19, and any future pandemic, epidemic or similar outbreak, may disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include our suppliers and logistics providers, such as FedEx, UPS, DHL, the U.S. Postal Service and other third-party delivery agents, as their workers may be prohibited or otherwise unable to report to work and transporting products within regions or countries may be limited due to extended holidays, factory closures, port closures and increased border controls and closures, among other things.
Further, our efforts to mitigate the impact of COVID-19 through social distancing measures, enhanced cleaning measures and the increased use of personal protective equipment at our warehouses and sites, as well as other steps taken to protect the health, safety and financial security of our employees, may result in other negative impacts on our operations, including increased costs, reduced efficiency levels or labor disputes resulting in a strike or other work stoppage or interruption.
In recent weeks, the COVID-19 outbreak has also significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of and accessibility to capital. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. The COVID-19 outbreak has caused a significant economic slowdown, which could be of an unknown duration, and could lead to increased unemployment, reduced discretionary consumer spending and a corresponding reduction in demand for our products, and could result in a material adverse effect on our business, financial performance and results of operations.
The ultimate magnitude of the impact of COVID-19, including the extent of its impact on our business and financial performance, will depend on numerous evolving factors that we may not be able to accurately predict, including: the length of time that the outbreak continues; its effect on our suppliers, logistics providers and the demand for our products; the effect of governmental regulations imposed in response to the outbreak; the effect on our customers, their communities and customer demand and ability to pay for our products and services, which may be affected by prolonged high unemployment, increased consumer debt levels, changes in net worth due to market conditions, and other factors that impact consumer confidence;

disruptions or restrictions on our employees’ ability to work and travel, as well as uncertainty regarding all of the foregoing. We cannot at this time predict the full impact of the COVID-19 outbreak, but it could have a larger material adverse effect on our business, liquidity, financial performance and results of operations beyond what is discussed within this report. We will continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, partners, stockholders and communities. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 outbreak and reactions thereto will continue, and expect to face difficulty in accurately predicting our internal financial forecasts.
As noted above, however, in the short term we have generally seen increased sales and order activity since the COVID-19 outbreak. These results, as well as those of other metrics such as net revenues, gross margins and other financial and operating data, may not be indicative of results for future periods. Some of the increased demand is likely due to customers being required or encouraged to stay at home, school closures and employers requiring employees to work remotely. Some is also likely attributable to the timing of tax refunds and COVID-related stimulus payments. Such increased demand may increase beyond manageable levels, may fluctuate significantly, or may not continue, including the possibility that demand may decrease from historical levels. Much is unknown, including the duration and severity of the COVID-19 pandemic, the amount of time it will take for normal economic activity to resume, and future government actions that may be taken, and accordingly the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our suppliers, logistics providers and customers, which ultimately could result in material adverse effects on our business, financial performance and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the three months ended March 31, 2020, we issued 101 shares of Class B common stock upon the vesting of outstanding restricted stock units, net of shares withheld to satisfy statutory minimum tax withholding obligations. The issuance of these securities was pursuant to written compensatory plans or arrangements with our employees, consultants, advisors and directors in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from registration was required.
Recent Purchases of Equity Securities
During the three months ended March 31, 2020, we did not repurchase any shares of our common stock.

Item 6.    Exhibits.

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number

10.1	Eleventh Amendment to Copley Lease, dated as of March 11, 2020, by and between Copley Place Associates, LLC and Wayfair LLC.	X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

+	Indicates a management contract or compensatory plan

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

WAYFAIR INC.

Date: May 5, 2020	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 5, 2020	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial and Accounting Officer)