Form 10-Q
period 2020-06-30
Wayfair Inc.
filed 2020-08-05
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at July 29, 2020
Class A Common Stock, $0.001 par value per share	68,434,295
Class B Common Stock, $0.001 par value per share	26,956,734

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2020

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
•economic factors, such as interest rates, the housing market, currency exchange fluctuations and changes in customer spending;
•disruptions or inefficiencies in our supply chain or logistics network, including any impact of the COVID-19 outbreak on our suppliers and third party carriers and delivery agents;
•potential impacts of the COVID-19 outbreak on our business, financial condition, and results of operations;
•world events, natural disasters, public health emergencies (such as the COVID-19 outbreak), civil disturbances, and terrorist attacks; and
•developments in, and the outcome of, legal and regulatory proceedings and investigations to which we are a party or are subject, and the liabilities, obligations and expenses, if any, that we may incur in connection therewith.
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

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
	(in thousands, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$2,181,471	$582,753
Short-term investments	192,746	404,252
Accounts receivable, net of allowance for credit losses of $28,155 and $22,774 at June 30, 2020 and December 31, 2019, respectively	118,984	99,720
Inventories	42,841	61,692
Prepaid expenses and other current assets	342,985	228,721
Total current assets	2,879,027	1,377,138
Operating lease right-of-use assets	802,456	763,400
Property and equipment, net	667,456	624,544
Goodwill and intangible assets, net	18,007	18,809
Long-term investments	—	155,690
Other noncurrent assets	12,550	13,467
Total assets	$4,379,496	$2,953,048
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,270,495	$908,097
Accrued expenses	299,714	298,918
Unearned revenue	333,781	167,641
Other current liabilities	379,431	236,863
Total current liabilities	2,283,421	1,611,519
Long-term debt	1,988,213	1,456,195
Operating lease liabilities	863,135	822,602
Other liabilities	32,119	6,940
Total liabilities	5,166,888	3,897,256
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at June 30, 2020 and December 31, 2019	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 68,108,216 and 66,642,611 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	68	67
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 26,956,796 and 26,957,815 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	27	27
Additional paid-in capital	1,295,971	1,122,548
Accumulated deficit	(2,082,934)	(2,065,423)
Accumulated other comprehensive loss	(524)	(1,427)
Total stockholders’ deficit	(787,392)	(944,208)
Total liabilities and stockholders’ deficit	$4,379,496	$2,953,048
The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net revenue	$4,304,672	$2,343,251	$6,634,735	$4,288,080
Cost of goods sold	2,983,642	1,783,651	4,734,582	3,258,024
Gross profit	1,321,030	559,600	1,900,153	1,030,056
Operating expenses:
Customer service and merchant fees	143,773	88,502	233,236	164,975
Advertising	417,777	259,166	693,537	503,135
Selling, operations, technology, general and administrative	459,482	383,109	935,450	726,757
Total operating expenses	1,021,032	730,777	1,862,223	1,394,867
Income (loss) from operations	299,998	(171,177)	37,930	(364,811)
Interest (expense), net	(28,939)	(10,252)	(51,157)	(19,490)
Other income, net	3,110	322	2,864	3,400
Income (loss) before income taxes	274,169	(181,107)	(10,363)	(380,901)
Provision for income taxes, net	292	831	1,625	1,426
Net income (loss)	$273,877	$(181,938)	$(11,988)	$(382,327)
Basic earnings (loss) per share	$2.89	$(1.98)	$(0.13)	$(4.18)
Diluted earnings (loss) per share	$2.54	$(1.98)	$(0.13)	$(4.18)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	94,834	91,802	94,461	91,455
Diluted	119,932	91,802	94,461	91,455

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$273,877	$(181,938)	$(11,988)	$(382,327)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,093)	(439)	230	204
Net unrealized (loss) gain on available-for-sale investments	(73)	47	673	200
Comprehensive income (loss)	$272,711	$(182,330)	$(11,085)	$(381,923)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
		(in thousands)
Balance at March 31, 2019	91,401	$92	$802,973	$(1,281,228)	$(984)	$(479,147)
Net loss	—	—	—	(181,938)	—	(181,938)
Other comprehensive loss	—	—	—	—	(392)	(392)
Exercise of options to purchase common stock	4	—	13	—	—	13
Issuance of common stock upon vesting of RSUs	695	1	—	—	—	1
Shares withheld related to net settlement of RSUs	(2)	—	(259)	—	—	(259)
Equity-based compensation expense	—	—	56,365	—	—	56,365
Balance at June 30, 2019	92,098	$93	$859,092	$(1,463,166)	$(1,376)	$(605,357)

Balance at March 31, 2020	94,363	$94	$1,184,674	$(2,356,811)	$642	$(1,171,401)
Net income	—	—	—	273,877	—	273,877
Other comprehensive loss	—	—	—	—	(1,166)	(1,166)
Exercise of options to purchase common stock	11	—	95	—	—	95
Issuance of common stock upon vesting of RSUs	691	1	—	—	—	1
Equity-based compensation expense	—	—	72,313	—	—	72,313
Equity component of issuance of convertible notes, net (Note 15)	—	—	38,889	—	—	38,889
Balance at June 30, 2020	95,065	$95	$1,295,971	$(2,082,934)	$(524)	$(787,392)
The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Six Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
		(in thousands)
Balance at December 31, 2018	90,748	$91	$753,657	$(1,082,689)	$(1,780)	$(330,721)
Net loss	—	—	—	(382,327)	—	(382,327)
Other comprehensive income	—	—	—	—	404	404
Exercise of options to purchase common stock	25	—	80	—	—	80
Issuance of common stock upon vesting of RSUs	1,328	2	—	—	—	2
Shares withheld related to net settlement of RSUs	(3)	—	(424)	—	—	(424)
Equity-based compensation expense	—	—	105,779	—	—	105,779
Adoption of ASU No. 2016-02	—	—	—	1,850	—	1,850
Balance at June 30, 2019	92,098	$93	$859,092	$(1,463,166)	$(1,376)	$(605,357)

Balance at December 31, 2019	93,600	$94	$1,122,548	$(2,065,423)	$(1,427)	$(944,208)
Net loss	—	—	—	(11,988)	—	(11,988)
Other comprehensive income	—	—	—	—	903	903
Exercise of options to purchase common stock	18	—	220	—	—	220
Issuance of common stock upon vesting of RSUs	1,447	1	—	—	—	1
Equity-based compensation expense	—	—	134,314	—	—	134,314
Equity component of issuance of convertible notes, net (Note 15)	—	—	38,889	—	—	38,889
Adoption of ASU No. 2016-13	—	—	—	(5,523)	—	(5,523)
Balance at June 30, 2020	95,065	$95	$1,295,971	$(2,082,934)	$(524)	$(787,392)
The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(11,988)	$(382,327)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	135,957	83,922
Equity-based compensation	127,081	100,247
Amortization of discount and issuance costs on convertible notes	46,488	23,015
Other non-cash adjustments	(531)	(1,595)
Changes in operating assets and liabilities:
Accounts receivable, net	(24,693)	(27,653)
Inventories	18,828	540
Prepaid expenses and other current assets	(114,296)	(22,432)
Accounts payable and accrued expenses	369,666	128,611
Unearned revenue and other liabilities	331,511	14,914
Other assets	938	(1,324)
Net cash provided by (used in) operating activities	878,961	(84,082)

Cash flows from investing activities:
Sale and maturities of short- and long-term investments	368,310	82,164
Purchase of property and equipment	(104,810)	(115,340)
Site and software development costs	(75,172)	(58,866)
Other investing activities, net	(124)	2,773
Net cash provided by (used in) investing activities	188,204	(89,269)

Cash flows from financing activities:
Proceeds from borrowings	200,000	—
Repayment of borrowings	(200,000)	—
Proceeds from issuance of convertible notes, net of issuance costs	527,423	—
Taxes paid related to net share settlement of equity awards	—	(424)
Deferred financing costs	—	(791)
Net proceeds from exercise of stock options	220	80
Net cash provided by (used in) financing activities	527,643	(1,135)
Effect of exchange rate changes on cash and cash equivalents	3,910	136
Net increase (decrease) in cash and cash equivalents	1,598,718	(174,350)

Cash and cash equivalents:
Beginning of period	582,753	849,461
End of period	$2,181,471	$675,111

Supplemental cash flow information:
Cash paid for interest on long-term debt	$8,681	$3,720
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$34,040	$5,259

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
The accompanying unaudited Consolidated and Condensed Financial Statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the results of the interim periods presented. Interim results are not necessarily indicative of the results for the full year ended December 31, 2020 or future periods.
The Company believes that other than the implementation of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), there have been no significant changes during the six months ended June 30, 2020 to the items disclosed in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Earnings (Loss) per Share
The Company follows the two-class method when computing earnings (loss) per share for its two issued classes of common stock - Class A and Class B. Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period plus, if dilutive, stock awards, including stock options and restricted stock units, as determined under the treasury stock method, and convertible debt instruments, as determined under the if-converted method. In periods when we have a net loss, stock awards and convertible debt instruments are excluded from our calculations of earnings per share as their inclusion would have an antidilutive effect.

Credit Impairment
The Company adopted ASU No. 2016-13 on January 1, 2020 using the modified retrospective transition method. This ASU revises how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. As of January 1, 2020, the adoption of ASU 2016-13 resulted in a $5.5 million cumulative adjustment to accumulated deficit on our Consolidated and Condensed Balance Sheet. Refer to Note 4, Credit Losses, for additional detail.

3. Investments and Fair Value Measurements
Investments
As of June 30, 2020 and December 31, 2019, the Company's investments consisted of corporate bonds and other government obligations priced at fair value. These investments were classified as available-for-sale and their estimated fair values were $192.7 million and $559.9 million, respectively.
To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss, however management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason of the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the three and six months ended June 30, 2020 and 2019, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of June 30, 2020 and December 31, 2019, the Company did not record an allowance for credit losses related to its available-for-sale debt securities. During the six months ended June 30, 2020, the Company collected $161.3 million of proceeds from the sale of long-term investments and recognized a realized gain of $0.8 million. The Company did not recognize any realized gains or losses during the three months ended June 30, 2020 or during the three and six months ended June 30, 2019.
 The following tables present details of the Company’s investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$192,041	$705	$—	$192,746
Total	$192,041	$705	$—	$192,746

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$404,294	$20	$(62)	$404,252
Long-term:
Investment securities	155,616	92	(18)	155,690
Total	$559,910	$112	$(80)	$559,942

Fair Value Measurements
The Company's financial assets and liabilities are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The three levels of inputs used to measure fair value are as follows:
▪Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities
▪Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full-term of the asset or liability
▪Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company measures its cash equivalents and short-term and long-term investments at fair value. The Company classifies its cash equivalents and certificates of deposits within Level 1 because the Company values these investments using quoted market prices. The fair value of the Company's Level 1 financial assets is based on quoted market prices of the identical underlying security. The Company classifies short-term and long-term investments within Level 2 because unadjusted quoted prices for identical or similar assets in markets are not active. The Company does not have any assets or liabilities classified as Level 3 financial assets.
The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 based on the three-tier value hierarchy:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$586,610	$—	$—	$586,610
Cash equivalents	1,594,861	—	—	1,594,861
Total cash and cash equivalents	2,181,471	—	—	2,181,471
Short-term investments:
Investment securities	—	192,746	—	192,746
Other non-current assets:
Certificate of deposit	5,200	—	—	5,200
Total	$2,186,671	$192,746	$—	$2,379,417

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$308,521	$—	$—	$308,521
Cash equivalents	274,232	—	—	274,232
Total cash and cash equivalents	582,753	—	—	582,753
Short-term investments:
Investment securities	—	404,252	—	404,252
Other non-current assets:
Certificate of deposit	5,076	—	—	5,076
Long-term investments:
Investment securities	—	155,690	—	155,690
Total	$587,829	$559,942	$—	$1,147,771

4. Credit Losses

Accounts receivable are stated net of credit losses, which are recorded based on historical losses as well as management's expectation of future collections. Uncollectible amounts are written off against the allowance after all collection efforts have been exhausted. The Company's exposure to credit loss is minimized through fraud assessments performed prior to customer checkout and the Company's policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. Further, management notes credit risk is mitigated as approximately 99% of the net revenue recognized for the three and six months ended June 30, 2020 was collected in advance of recognition.

As of June 30, 2020, the Company reported $119.0 million of accounts receivable, net of allowance for credit losses of $28.2 million. Other than the adjustment related to the adoption of ASU 2016-13, as discussed in Note 2, Summary of Significant Accounting Policies, changes in the allowance for credit losses were not material for the three and six months ended June 30, 2020.
5. Intangible Assets and Goodwill
As of June 30, 2020 and December 31, 2019, the Company had $17.6 million and $18.4 million of intangible assets, respectively. Amortization expense related to intangible assets was $0.4 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively.
Goodwill was $0.4 million as of June 30, 2020 and December 31, 2019.
6. Property and Equipment, net
The following table summarizes property and equipment, net as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Furniture and computer equipment	$537,080	$509,120
Site and software development costs	367,394	297,252
Leasehold improvements	311,372	228,514
Construction in progress	22,763	45,503
	1,238,609	1,080,389
Less accumulated depreciation and amortization	(571,153)	(455,845)
Property and equipment, net	$667,456	$624,544
Property and equipment depreciation and amortization expense was $68.7 million and $44.2 million for the three months ended June 30, 2020 and 2019, respectively, and $135.2 million and $83.6 million for the six months ended June 30, 2020 and 2019, respectively.
7. Leases
The Company has lease arrangements for warehouse, fulfillment center, office, and data center spaces. These leases expire at various dates through 2036. Operating lease expense was $44.2 million and $29.4 million in the three months ended June 30, 2020 and 2019, respectively, and $80.3 million and $55.0 million for the six months ended June 30, 2020 and 2019, respectively.
The following table presents supplemental cash flow information related to leases:

	Six months ended June 30, 2020	Six months ended June 30, 2019
	(in thousands)
Cash payments included in operating cash flows from lease arrangements	$69,598	$50,387
Right-of-use assets obtained in exchange for lease obligations	$78,250	$138,064

The following table presents supplemental balance sheet information related to leases:

	June 30, 2020	December 31, 2019
Additional lease information
Weighted average remaining lease term	9.5 years	10 years
Weighted average discount rate	6.7%	6.7%

The following table presents future minimum lease payments under non-cancellable leases as of June 30, 2020:

Amount
(in thousands)
2020 (excluding the six months ended June 30, 2020)	$76,545
2021	163,559
2022	157,560
2023	152,990
2024	150,827
Thereafter	587,907
Total future minimum lease payments	1,289,388
Less: Imputed interest	(328,493)
Total	$960,895
The following table presents total operating leases as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Balance sheet line item
Other current liabilities	$97,760	$91,104
Operating lease liabilities	863,135	822,602
Total operating leases	$960,895	$913,706
As of June 30, 2020, the Company has entered into $167.7 million of additional operating leases, primarily related to build-to-suit warehouse leases that have not yet commenced. As the Company does not control the underlying assets during the construction period, the Company is not considered the owner of the construction projects for accounting purposes. These operating leases will commence between 2020 and 2021 with lease terms of 2 to 15 years.

8. Commitments and Contingencies
Letters of Credit
The Company has issued letters of credit, primarily as security for certain lease agreements, for approximately $54.3 million and $46.7 million, as of June 30, 2020 and December 31, 2019, respectively.
Legal Matters
From time to time the Company is involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company does not currently believe that the outcome of any of these legal matters will have a material adverse effect on the Company's results of operation or financial condition. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management's attention from important business matters and initiatives, negatively impacting the Company's overall operations. In addition, the Company may also find itself at greater risk to outside party claims as it increases its operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear
On January 10, 2019 and January 16, 2019, putative securities class action complaints were filed against the Company and three of its officers in the U.S. District Court for the District of Massachusetts. The two complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the Company. Each plaintiff was seeking to represent a class of shareholders who purchased or acquired stock of the Company between August 2, 2018 and October 31, 2018 and was seeking damages and other relief based on allegations that the defendants' conduct affected the value of such stock. On July 8, 2020, the consolidated complaint was dismissed with prejudice.
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
For awards granted pursuant to the 2014 Plan, 8,603,066 shares of Class A common stock were initially available for issuance. The 2014 Plan also contains an evergreen provision whereby the shares available for future grant are increased on the first day of each calendar year beginning January 1, 2016 and ending on and including January 1, 2024. As of January 1, 2020, 5,111,305 shares of Class A common stock were available for future grant under the 2014 Plan. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 and 2014 Plans are available for future grant under the 2014 Plan.
The following table presents activity relating to stock options for the six months ended June 30, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	43,606	$3.00	1.5
Options exercised	(17,485)	$3.00
Outstanding and exercisable at June 30, 2020	26,121	$3.00	1.0

The intrinsic value of stock options exercised was $2.2 million and $3.7 million for the six months ended June 30, 2020 and 2019, respectively. The aggregate intrinsic value of stock options outstanding and currently exercisable is $5.1 million as of June 30, 2020. All stock options were fully vested at June 30, 2020.
The following table presents activity relating to RSUs for the six months ended June 30, 2020:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2019	8,112,736	$95.69
RSUs granted	1,467,735	$151.05
RSUs vested	(1,447,101)	$92.00
RSUs forfeited/canceled	(953,319)	$101.67
Outstanding as of June 30, 2020	7,180,051	$107.16
The intrinsic value of RSUs vested was $137.1 million and $187.3 million for the six months ended June 30, 2020 and 2019, respectively. The aggregate intrinsic value of RSUs unvested is $1.4 billion as of June 30, 2020. Unrecognized equity-based compensation expense related to outstanding RSUs is $695.5 million with a weighted average remaining vesting term of 1.3 years at June 30, 2020.
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
Contractual liabilities included in unearned revenue and other current liabilities in the Consolidated and Condensed Balance Sheet were $333.8 million and $6.1 million at June 30, 2020 and $167.6 million and $4.6 million at December 31, 2019, respectively. During the six months ended June 30, 2020, the Company recognized $136.2 million and $2.2 million of net revenue that was included in unearned revenue and other current liabilities, respectively, at December 31, 2019.
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
The Company's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other income, net, provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. These charges are excluded from evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance.
The Company allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other income, net, and provision for income taxes, net. There are no net revenue transactions between the Company's reportable segments.

U.S.
The U.S. segment primarily consists of amounts earned through product sales through the Company's family of sites in the U.S. and through websites operated by third parties in the U.S. The U.S. net revenue for the three and six months ended June 30, 2019 includes $11.5 million and $25.1 million, respectively, of net revenue previously classified as other net revenue.
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
The following tables present net revenues and Adjusted EBITDA attributable to the Company's reportable segments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
U.S. net revenue	$3,651,704	$2,000,518	$5,626,687	$3,658,216
International net revenue	652,968	342,733	1,008,048	629,864
Total net revenue	$4,304,672	$2,343,251	$6,634,735	$4,288,080

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Adjusted EBITDA:
U.S.	$434,574	$(342)	$389,479	$(28,124)
International	5,239	(69,641)	(76,943)	(144,077)
Total reportable segments Adjusted EBITDA	439,813	(69,983)	312,536	(172,201)
Less: reconciling items (1)	(165,936)	(111,955)	(324,524)	(210,126)
Net income (loss)	$273,877	$(181,938)	$(11,988)	$(382,327)
(1) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net income (loss):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Depreciation and amortization	$69,114	$44,339	$135,957	$83,922
Equity-based compensation and related taxes	70,701	56,855	134,693	108,688
Interest expense, net	28,939	10,252	51,157	19,490
Other (income), net	(3,110)	(322)	(2,864)	(3,400)
Provision for income taxes, net	292	831	1,625	1,426
Other (1)	—	—	3,956	—
Total reconciling items	$165,936	$111,955	$324,524	$210,126
(1) The Company recorded $4.0 million in the six months ended June 30, 2020 in selling, operations, technology, general and administrative expenses in the Consolidated and Condensed Statements of Operations related to severance costs associated with February 2020 workforce reductions.

12. Income Taxes
The provision for income taxes, net was $0.3 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and $1.6 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively. The provision for income taxes, net recorded in the three and six months ended June 30, 2020 is primarily related to income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, offset by a discrete tax benefit related to excess tax benefits on equity awards for U.S. employees. The provision for income taxes, net recorded in the three and six months ended June 30, 2019 is primarily related to income earned in certain foreign jurisdictions and U.S. state income taxes.
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
The Company had no material unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes, net.
13. Stockholders’ Deficit
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of June 30, 2020, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 68,108,216 and 66,642,611 shares of Class A common stock and 26,956,796 and 26,957,815 shares of Class B common stock were outstanding as of June 30, 2020 and December 31, 2019, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the Company's initial public offering through June 30, 2020, 55,082,738 shares of Class B common stock were converted to Class A common stock.
14. Credit Agreement
On February 21, 2019 (the "Closing Date"), the Company, as guarantor, and Wayfair LLC, a wholly-owned subsidiary of the Company, as borrower (the “Borrower”) entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Citibank, in its capacity as administrative agent, swing line lender and letter of credit issuer, and certain other lenders party thereto. The Amended Credit Agreement replaced the Company's existing credit facility with Citibank. The Amended Credit Agreement consists of:
•A secured revolving credit facility under which the Borrower may borrow up to $165 million, subject to certain sublimits, with a final maturity date of February 21, 2022 (the “Revolver”).
•The Borrower also has the right, subject to certain customary conditions, to increase the Revolver by $50 million.
•The Revolver has the following sublimits:
◦a $100 million letter of credit sublimit; and

◦a $15 million swing line sublimit.
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
In the six months ended June 30, 2020, the Company borrowed under the Revolver. All borrowings were repaid as of June 30, 2020. As a result, there was no debt outstanding as of June 30, 2020. The Company did not borrow any amounts under its credit agreement during the year ended December 31, 2019.
15. Convertible Debt
On September 15, 2017, the Company issued $431.25 million in aggregate principal amount of 0.375% Convertible Senior Notes due 2022 (the "2017 Notes"), which includes the exercise in full of a $56.25 million over-allotment option, to certain financial institutions as the initial purchasers of the 2017 Notes (the "2017 Initial Purchasers"). On September 11, 2017, in connection with the pricing of the 2017 Notes, the Company entered into privately negotiated capped call transactions (the "2017 Base Capped Call Transactions") with two of the 2017 Initial Purchasers and certain other financial institutions (the "2017 Option Counterparties") and, in connection with the exercise in full of the over-allotment option by the 2017 Initial Purchasers, on September 14, 2017, entered into additional capped call transactions (such additional capped call transactions, the "2017 Additional Capped Call Transactions” and, together with the 2017 Base Capped Call Transactions, the "2017 Capped Call Transactions") with the 2017 Option Counterparties. Collectively, the 2017 Capped Call Transactions covered, initially, the number of shares of the Company’s Class A common stock underlying the 2017 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2017 Notes.
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

In November 2018, the Company issued $575.0 million in aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (the "2018 Notes"), which includes the exercise in full of a $75.0 million option granted to the initial purchasers, to certain financial institutions as the initial purchasers of the 2018 Notes (the "2018 Initial Purchasers"). The issuance of $500.0 million of 2018 Notes closed on November 19, 2018 and the additional $75.0 million of additional 2018 Notes, which were issued pursuant to the exercise of the 2018 Initial Purchasers' option to purchase such additional 2018 Notes, closed on November 29, 2018. On November 14, 2018, in connection with the pricing of the 2018 Notes, the Company entered into privately negotiated capped call transactions (the "2018 Base Capped Call Transactions") with one of the 2018 Initial Purchasers and certain other financial institutions (the "2018 Option Counterparties") and, in connection with the exercise in full of the 2018 Initial Purchasers' option to purchase such additional 2018 Notes, on November 27, 2018, entered into additional capped call transactions (such additional capped call transactions, the "2018 Additional Capped Call Transactions" and, together with the 2018 Base Capped Call Transactions, the "2018 Capped Call Transactions") with the 2018 Option Counterparties. Collectively, the 2018 Capped Call Transactions cover, initially, the number of shares of the Company’s Class A common stock underlying the 2018 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2018 Notes.

On August 19, 2019, the Company issued $948.75 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2026 (the "2019 Notes" and together with the 2017 Notes and 2018 Notes, the "Non-Accreting Notes"), which includes the exercise in full of a $123.75 million option granted to the initial purchasers, to certain financial institutions as the initial purchasers of the 2019 Notes (the "2019 Initial Purchasers"). On August 14, 2019, in connection with the pricing of the 2019 Notes, the Company entered into privately negotiated capped call transactions (the "2019 Base Capped Call Transactions") with certain of the 2019 Initial Purchasers or their affiliates and another financial institution (the "2019 Option Counterparties") and, in connection with the exercise in full of the 2019 Initial Purchasers' option to purchase such additional 2019 Notes, on August 16, 2019, entered into additional capped call transactions (such additional capped call transactions, the "2019 Additional Capped Call Transactions" and, together with the 2019 Base Capped Call Transactions, the "2019 Capped Call Transactions") with the 2019 Option Counterparties. Collectively, the 2019 Capped Call Transactions cover, initially, the number of shares of the Company’s Class A common stock underlying the 2019 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2019 Notes.

On April 8, 2020, the Company issued $535.0 million in aggregate original principal amount of 2.50% Accreting Convertible Senior Notes due 2025 (the "2020 Accreting Notes" and together with the Non-Accreting Notes, the "Notes") to GHEP VII Aggregator, L.P. ("Great Hill"), CBEP Investments, LLC ("Charlesbank") and The Spruce House Partnership LLC. The 2020 Accreting Notes are fully and unconditionally guaranteed on a senior unsecured basis by Wayfair LLC, a wholly-owned subsidiary of the Company, as guarantor.
The net proceeds from the sale of the 2017 Notes, 2018 Notes, 2019 Notes, and the 2020 Accreting Notes were approximately $420.4 million, $562.0 million, $935.1 million, and $527.4 million, respectively, after deducting the initial purchasers’ discounts or placement agent fees, as applicable and the offering expenses payable by the Company. The Company used approximately $44.2 million, $93.4 million, and $145.7 million, respectively, of the net proceeds from the 2017 Notes, 2018 Notes, and 2019 Notes to pay the cost of the 2017 Capped Call Transactions, the 2018 Capped Call Transactions, and the 2019 Capped Call Transactions, respectively. The Company intends to use the remainder of the net proceeds from the Notes for working capital and general corporate purposes. The Company may also use a portion of the net proceeds to finance acquisitions, strategic transactions, investments or the repayment, purchase or exchange of indebtedness (including its existing convertible notes).
The Notes are general senior unsecured obligations of the Company. The Notes rank senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; are effectively subordinated in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; the Non-Accreting Notes are structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries, including Wayfair LLC’s guaranty of the 2020 Accreting Notes; and the 2020 Accreting Notes are structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries (other than Wayfair LLC).
In accounting for the issuance of the Non-Accreting Notes, the Company separated the Non-Accreting Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Non-Accreting Notes. The difference between the principal amount of the Non-Accreting Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated and Condensed Balance Sheet and amortized to interest expense using the effective interest method over the term of the Non-Accreting Notes. The effective interest rate of the 2017 Notes, 2018 Notes and 2019 Notes is 6.0%, 8.1% and 6.4%, respectively. The equity component of the 2017 Notes, 2018 Notes and 2019 Notes of approximately $95.8 million, $181.5 million and $280.3 million, respectively, is included in additional paid-in capital in the Consolidated and Condensed Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Non-Accreting Notes using the same proportions as the proceeds from the Non-Accreting Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated and Condensed Balance Sheet and amortized to interest expense over the term of the Non-Accreting Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ deficit.
In accounting for the issuance of the 2020 Accreting Notes, the Company determined there was a beneficial conversion feature which was calculated as the excess of the fair value of the underlying common stock at the commitment date less the effective conversion price of the shares convertible at that time. The beneficial conversion feature of $38.9 million was recorded to additional paid-in capital in the Consolidated and Condensed Balance Sheet and represents a debt discount to the 2020 Accreting Notes, which was recorded as a direct deduction from the related debt liability in the Consolidated and Condensed Balance Sheet and is amortized to interest expense using the effective interest method over the term of the 2020 Accreting Notes. The effective interest of the 2020 Accreting Notes is 4.3%. All transaction costs incurred were recorded as a direct deduction from the related debt liability in the Consolidated and Condensed Balance Sheet and are amortized to interest expense using the effective interest method over the term of the 2020 Accreting Notes.
The 2020 Accreting Notes accrue interest at a rate of 2.50% per annum which will accrete to the principal amount on April 1 and October 1 of each year, beginning on October 1, 2020. The interest is amortized to interest expense using the effective interest method over the term of the 2020 Accreting Notes and recorded to other long-term liabilities in the Consolidated and Condensed Balance Sheet. Upon accretion to the principal amount on April 1 and October 1 of each year, the Company will reclassify the interest accrued as of that date to long-term debt. The beneficial conversion feature for additional shares which would be issued upon conversion of paid in kind interest will be recorded as additional interest expense and additional paid-in capital over the term of the 2020 Accreting Notes as such interest accrues.
The following table presents the outstanding principal amount and carrying value of the Notes as of the date presented:

	June 30, 2020				December 31, 2019
	2017 Notes	2018 Notes	2019 Notes	2020 Accreting Notes	2017 Notes	2018 Notes	2019 Notes
	(in thousands)
Principal amounts:
Principal	$431,250	$575,000	$948,750	$535,000	$431,250	$575,000	$948,750
Unamortized debt discount	(49,329)	(147,371)	(260,306)	(44,781)	(59,830)	(161,275)	(277,700)
Net carrying amount	$381,921	$427,629	$688,444	$490,219	$371,420	$413,725	$671,050
The following tables present total interest expense recognized related to the Notes:

	Three Months Ended June 30,
	2020				2019
	2017 Notes	2018 Notes	2019 Notes	2020 Accreting Notes	2017 Notes	2018 Notes
	(in thousands)
Contractual interest expense	$404	$1,617	$2,372	$3,192	$404	$1,617
Interest cost related to amortization of the debt discount	5,289	7,017	8,619	1,685	4,981	6,467
Total interest expense	$5,693	$8,634	$10,991	$4,877	$5,385	$8,084

	Six Months Ended June 30,
	2020				2019
	2017 Notes	2018 Notes	2019 Notes	2020 Accreting Notes	2017 Notes	2018 Notes
	(in thousands)
Contractual interest expense	$809	$3,234	$4,691	$3,192	$809	$3,234
Interest cost related to amortization of the debt discount	10,501	13,903	17,154	1,685	9,890	12,811
Total interest expense	$11,310	$17,137	$21,845	$4,877	$10,699	$16,045
The estimated fair value of the 2017 Notes, the 2018 Notes, the 2019 Notes, and the 2020 Accreting Notes was $821.1 million, $1.0 billion, $1.4 billion, and $1.5 billion, respectively, as of June 30, 2020. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2020 Accreting Notes was determined through an option pricing model using Level 3 inputs including volatility and credit spread. The fair values of the Non-Accreting Notes and the 2020 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Investments and Fair Value Measurements. The if-converted value of the 2017 Notes, 2018 Notes, 2019 Notes, and 2020 Accreting Notes respectively, exceeded the principal value by $387.7 million, $401.2 million, $313.9 million, and $923.2 million, respectively, as of June 30, 2020.
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
The 2017 Notes are convertible during the third quarter of 2020, however, none of the 2017 Notes have been converted to date.
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
The 2018 Notes are convertible during the third quarter of 2020, however, none of the 2018 Notes have been converted to date.
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

The 2019 Notes are not convertible during the third quarter of 2020 and none of the 2019 Notes have been converted to date.

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

2020 Accreting Notes
The 2020 Accreting Notes were issued pursuant to an indenture, dated April 8, 2020 (the "2020 Indenture"), among the Company, Wayfair LLC, as guarantor, and U.S. Bank National Association, as trustee. The 2020 Accreting Notes are fully and unconditionally guaranteed on a senior unsecured basis by Wayfair LLC. No cash interest will be payable on the 2020 Accreting Notes. Instead, the 2020 Accreting Notes will accrue interest at a rate of 2.50% per annum which will accrete to the principal amount on April 1 and October 1 of each year, beginning on October 1, 2020. The 2020 Accreting Notes are convertible based upon an initial conversion price of $72.50 per share of the Company’s Class A common stock. The conversion price is subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company's Class A common stock, but will not be adjusted for accrued and unpaid interest. The Company will settle any conversion of 2020 Accreting Notes with a number of shares of the Company's Class A common stock per $1,000 original principal amount of 2020 Accreting Notes equal to the accreted principal amount of such original principal amount of 2020 Accreting Notes divided by the conversion price.

The 2020 Accreting Notes will mature on April 1, 2025, unless earlier purchased, redeemed or converted. Holders may convert all or a portion of their 2020 Accreting Notes at any time prior to the second business day immediately preceding the maturity date. Holders of the 2020 Accreting Notes who convert in connection with a make-whole fundamental change (as defined in the 2020 Indenture) may be entitled to a premium in the form of additional shares of the Company's Class A common stock. None of the 2020 Accreting Notes have been converted to date.
The Company may not redeem the 2020 Accreting Notes prior to May 9, 2023. On or after May 9, 2023, the Company may redeem for cash all or part of the 2020 Accreting Notes if the last reported sale price of the Company's Class A common stock equals or exceeds 276% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be 100% of the accreted principal amount of the 2020 Accreting Notes to be redeemed, including accrued interest, if any, but excluding, the redemption date.
Upon the occurrence of a fundamental change (as defined in the 2020 Indenture), holders may require the Company to repurchase all or a portion of their 2020 Accreting Notes for cash at a price equal to 100% of the accreted principal amount of the 2020 Accreting Notes to be repurchased (which accreted principal amount upon repurchase will include interest, if any, accrued to, but excluding, the fundamental change repurchase date).
The 2020 Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2020 Accreting Notes then outstanding may declare the entire principal amount of all the 2020 Accreting Notes plus accrued interest, if any, to be immediately due and payable.
Capped Call Transactions
The Restated 2017 Capped Call Transactions, 2018 Capped Call Transactions, and 2019 Capped Call Transactions (collectively, the "Capped Call Transactions") are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the Non-Accreting Notes upon conversion of the Non-Accreting Notes in the event that the market price per share of the Company’s Class A common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Non-Accreting Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The Restated 2017 Capped Call Transactions have an initial cap price of $154.16 per share of the Company’s Class A common stock, which represents a premium of 100% over the last reported sale price of the Company’s Class A common stock on September 11, 2017, which is the date the 2017 Notes priced, and is subject to certain adjustments under the terms of the Restated 2017 Capped Call Transactions. The 2018 Capped Call Transactions have an initial cap price of $219.63 per share of the Company’s Class A common stock, which represents a premium of 150% over the last reported sale price of the Company’s Class A common stock on November 14, 2018, which is the day the 2018 Notes priced, and is subject to certain adjustments under the terms of the 2018 Capped Call Transactions. The 2019 Capped Call Transactions have an initial cap price of $280.15 per share of the Company's Class A common stock, which represents a premium of 150% over the last reported sale price of the Company's Class A common stock on August 14, 2019, which is the day the 2019 Notes priced, and is subject to certain adjustments under the terms of the 2019 Capped Call Transactions. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s Class A common stock underlying the Non-Accreting Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Non-Accreting Notes.
The Capped Call Transactions are separate transactions, in each case, entered into by the Company with the 2017 Option Counterparties, the 2018 Option Counterparties, and 2019 Option Counterparties, and are not part of the terms of the Non-Accreting Notes and will not affect any holder’s rights under the Non-Accreting Notes. Holders of the Non-Accreting Notes will not have any rights with respect to the Capped Call Transactions. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to additional paid-in capital within shareholders’ deficit.
16. Earnings (Loss) per Share
Basic and diluted net earnings (loss) per share is presented using the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. For more information on the rights of Class A and Class B common stockholders, see Note 13, Stockholders’ Deficit.
Basic net earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share is computed using the weighted-average number of shares of common stock plus, if dilutive, common stock equivalents outstanding during the period and stock issuable upon conversion of our convertible debt instruments. The Company's common stock equivalents consist of shares issuable upon the release of RSUs, and to a lesser extent, the incremental shares of common stock issuable upon the exercise of stock options and unvested restricted stock. The dilutive effect of these common stock equivalents is reflected in diluted earnings (loss) per share by application of the treasury stock method. The dilutive effect of shares issuable upon conversion of the Company's convertible debt instruments are included in the calculation of diluted net earnings (loss) per share under the if-converted method.
For periods in which the Company has generated a net loss, the Company's basic and diluted earnings (loss) per share are the same as basic earnings (loss) per share, as the effects of common stock equivalents outstanding and shares issuable upon conversion of convertible debt instruments are antidilutive and therefore excluded from the calculation of diluted earnings (loss) per share.
The Company allocates undistributed earnings between the classes on a one-to-one basis when computing net earnings (loss) per share. As a result, basic and diluted net income (loss) per Class A and Class B shares of common stock are equivalent.
The following table presents the calculation of basic and diluted net earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerator:
Numerator for basic EPS - Net income (loss)	$273,877	$(181,938)	$(11,988)	$(382,327)
Effect of dilutive securities:
Interest expense associated with convertible debt instruments	30,195	—	—	—
Numerator for diluted EPS - net income (loss) available to common stockholders after the effect of dilutive securities	$304,072	$(181,938)	$(11,988)	$(382,327)
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	94,834	91,802	94,461	91,455
Effect of dilutive securities:
Employee stock options	31	—	—	—
Restricted stock units	2,788	—	—	—
Convertible debt instruments	22,279	—	—	—
Dilutive potential common shares	25,098	—	—	—
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	119,932	91,802	94,461	91,455
Basic earnings (loss) per share	$2.89	$(1.98)	$(0.13)	$(4.18)
Diluted earnings (loss) per share	$2.54	$(1.98)	$(0.13)	$(4.18)

The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted net earnings (loss) per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Outstanding employee stock options	—	55	26	55
Unvested restricted common stock	—	20	—	20
Unvested restricted stock units	933	7,999	7,180	7,999
Shares related to convertible debt instruments	—	9,084	22,279	9,084
Total	933	17,158	29,485	17,158
The Company may settle conversions of the Non-Accreting Notes in cash, shares of the Company's Class A common stock or any combination thereof at its election. The Company will settle conversions of the 2020 Accreting Notes in shares. The Capped Call Transactions are generally expected to reduce the potential dilution of the Company's Class A common stock upon any conversion of Notes and/or offset the cash payments the Company is required to make in excess of the principal amount of the Notes. The number of shares of the Company's Class A common stock potentially issuable and obtainable at the respective conversion prices of the Notes and the Capped Call Transactions, respectively, by year, are as follows:

	2017 Notes / Restated 2017 Capped Call Transactions	2018 Notes / 2018 Capped Call Transactions	2019 Notes / 2019 Capped Call Transactions	2020 Accreting Notes
	(in thousands)
Shares potentially issuable from convertible debt instruments	4,144	4,940	6,390	7,379
Shares obtainable from the exercise of capped call transactions	(1,347)	(2,322)	(3,003)	—
Total	2,797	2,618	3,387	7,379
For more information on the structure of the Notes and the Capped Call Transactions, including potential adjustments to the conversion prices used to determine the shares presented in the preceding table, see Note 15, Convertible Debt.

17. Related Party Transactions

As discussed in Note 15, Convertible Debt, on April 8, 2020, pursuant to the terms of the amended and restated purchase agreement, dated April 7, 2020 (the "Purchase Agreement"), the Company issued $535.0 million in aggregate original principal amount of 2020 Accreting Notes. The issuance of the 2020 Accreting Notes constitutes a related party transaction because of Michael W. Choe's positions as a director of the Company (as of May 12, 2020) and Managing Director and Chief Executive Officer of Charlesbank Capital Partners, LLC, the sole owner of the ultimate general partner of Charlesbank, a party to the Purchase Agreement; Michael Kumin's positions as a director of the Company and a Managing Partner at Great Hill Partners, LP, Manager of the ultimate general partner of Great Hill, a party to the Purchase Agreement; and the limited partnership interests held by Niraj Shah and Steve Conine, the Company's co-founders and co-chairmen, in affiliates of Great Hill and Charlesbank.

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
Our operating and reportable segments are the U.S. and International. The following table presents net revenue attributable to our reportable segments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
U.S. net revenue	$3,651,704	$2,000,518	$5,626,687	$3,658,216
International net revenue	652,968	342,733	1,008,048	629,864
Total net revenue	$4,304,672	$2,343,251	$6,634,735	$4,288,080
For more information on our segments, see Note 11, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
COVID-19 Outbreak
We are continuing to closely monitor the impact of the COVID-19 outbreak on our business, results of operations and financial results. The situation surrounding the COVID-19 outbreak remains fluid and the full extent of the positive or negative impact of the COVID-19 outbreak on our business will depend on certain developments including the length of time that the outbreak continues, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, partners, and stockholders, all of which are uncertain and cannot be predicted. See Part II, Item 1A, Risk Factors for additional details. We have taken a number of precautionary measures designed to protect the health, safety and financial security of our employees, including suspending all non-essential travel, transitioning a large portion of our employees to working-from-home, reimbursing certain employee technology purchases, providing employee welfare programs, providing emergency paid time off and targeted hourly pay increases, developing no contact delivery methods and implementing social distancing and enhanced cleaning measures in our facilities.
In an effort to contain or slow the COVID-19 outbreak, authorities across the world have implemented various measures, some of which have been subsequently rescinded or modified, including travel bans, stay-at-home orders and shutdowns of certain businesses. We anticipate that these actions and the global health crisis caused by the COVID-19 outbreak will continue to negatively impact global economic activity. While the COVID-19 outbreak has not had a material adverse impact on our operations to date and we believe the long-term opportunity that we see for shopping for the home online remains unchanged, it is difficult to predict all of the positive or negative impacts the COVID-19 outbreak will have on our business.
In the short term, we have seen increased sales and order activity and lower advertising costs in the market since the COVID-19 outbreak. In order to keep up with the increased orders, we have hired and are continuing to hire additional frontline and sales and service workers. However, much is unknown and accordingly the situation remains dynamic and subject to rapid and possibly material change. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, partners, stockholders and communities.

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
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands, except LTM Net Revenue per Active Customer and Average Order Value)
Direct Retail Financial and Operating Metrics:
Direct Retail Net Revenue (1)	$4,294,236	$2,331,759	$6,616,818	$4,262,940
Active Customers	25,979	17,799	25,979	17,799
LTM Net Revenue per Active Customer	$440	$447	$440	$447
Orders Delivered	18,892	9,162	28,768	17,325
Average Order Value	$227	$255	$230	$246
Non-GAAP Financial Measures:
Adjusted EBITDA	$439,813	$(69,983)	$312,536	$(172,201)
Free Cash Flow	$1,053,602	$(91,471)	$698,979	$(258,288)
(1) Direct Retail net revenue is calculated by taking consolidated net revenue and excluding U.S. net revenue derived from the websites operated by our retail partners and our media solutions business, which accounted for $10.4 million and $17.9 million of net revenue for the three and six months ended June 30, 2020, respectively, and $11.5 million and $25.1 million of net revenue for the three and six months ended June 30, 2019, respectively.
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) before depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other income, net, provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
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
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
▪Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
▪Adjusted EBITDA does not reflect equity-based compensation and related taxes;

▪Adjusted EBITDA does not reflect changes in our working capital;
▪Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us;
▪Adjusted EBITDA does not reflect interest expenses associated with our borrowings;
▪Adjusted EBITDA does not include other items not indicative of our ongoing operating performance, and
▪Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.
The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Reconciliation of Adjusted EBITDA
Net income (loss)	$273,877	$(181,938)	$(11,988)	$(382,327)
Depreciation and amortization	69,114	44,339	135,957	83,922
Equity-based compensation and related taxes	70,701	56,855	134,693	108,688
Interest expense, net	28,939	10,252	51,157	19,490
Other (income), net	(3,110)	(322)	(2,864)	(3,400)
Provision for income taxes, net	292	831	1,625	1,426
Other (1)	—	—	3,956	—
Adjusted EBITDA	$439,813	$(69,983)	$312,536	$(172,201)
(1) The Company recorded $4.0 million in the six months ended June 30, 2020 in selling, operations, technology, general and administrative expenses in the Consolidated and Condensed Statements of Operations related to severance costs associated with February 2020 workforce reductions.
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

The following table presents a reconciliation of net cash provided by (used in) operating activities to Free Cash Flow for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$1,135,251	$(2,734)	$878,961	$(84,082)
Purchase of property and equipment	(44,846)	(54,714)	(104,810)	(115,340)
Site and software development costs	(36,803)	(34,023)	(75,172)	(58,866)
Free Cash Flow	$1,053,602	$(91,471)	$698,979	$(258,288)
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
Customer Service and Merchant Fees
Customer service and merchant fees consist of labor-related costs, including payroll, payroll-related benefits, and equity-based compensation, of our employees involved in customer service activities and merchant processing fees associated with customer payments made by credit cards and debit cards and other variable fees. Increases in our customer service and merchant fees are driven by the growth in our net revenue and are expected to remain relatively consistent as a percentage of net revenue. We expect customer service and merchant fees expenses to remain relatively stable as a percentage of net revenue.
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
Results of Consolidated Operations
Comparison of the three months ended June 30, 2020 and 2019
Net revenue

	Three months ended June 30,
	2020	2019	% Change
	(in thousands)
U.S. net revenue	$3,651,704	$2,000,518	82.5%
International net revenue	652,968	342,733	90.5%
Net revenue	$4,304,672	$2,343,251	83.7%
In the three months ended June 30, 2020, net revenue increased by $2.0 billion, or 83.7%, compared to the same period in 2019, primarily due to growth in our customer base, with the number of active customers increasing by 46.0% as of June 30, 2020 compared to June 30, 2019. Additionally, there was an increase in order frequency, with LTM orders per active customer increasing by 1.6% as of June 30, 2020 compared to June 30, 2019, partially offset by customers spending less per order, with LTM net revenue per active customer decreasing 1.6% as of June 30, 2020 compared to June 30, 2019. Our U.S. net revenue increased 82.5%, while our International net revenue increased 90.5%. International Net Revenue Constant Currency Growth was 96.9%.
Cost of goods sold

	Three months ended June 30,
	2020	2019	% Change
	(in thousands)
Cost of goods sold	$2,983,642	$1,783,651	67.3%
In the three months ended June 30, 2020, cost of goods sold increased by $1.2 billion, or 67.3%, compared to the same period in 2019. The increase in cost of goods sold is primarily driven by an increase in the number of orders delivered, partially offset by efficiencies gained in shipping costs from our logistics network.

Operating expenses

	Three months ended June 30,
	2020	2019	% Change
	(in thousands)
Customer service and merchant fees (1)	$143,773	$88,502	62.5%
Advertising	417,777	259,166	61.2%
Selling, operations, technology, general and administrative (1)	459,482	383,109	19.9%
Total operating expenses	$1,021,032	$730,777	39.7%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.3%	3.8%
Advertising	9.7%	11.1%
Selling, operations, technology, general and administrative (1)	10.7%	16.3%
	23.7%	31.2%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended June 30,
	2020	2019
	(in thousands)
Customer service and merchant fees	$4,313	$2,269
Selling, operations, technology, general and administrative	$64,035	$53,269
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $12.8 million in the three months ended June 30, 2020 compared to the same period in 2019, as a result of RSUs awarded in 2019 and the six months ended June 30, 2020.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended June 30,
	2020	2019
Customer service and merchant fees	3.2%	3.7%
Selling, operations, technology, general and administrative	9.2%	14.1%
Excluding the impact of equity-based compensation and related taxes, customer service and merchant fees increased by $53.2 million in the three months ended June 30, 2020 compared to the same period in 2019, primarily due to the increase in net revenue during the three months ended June 30, 2020.
Our advertising expenses increased by $158.6 million in the three months ended June 30, 2020 compared to the same period in 2019, primarily as a result of an increase in online advertising. Advertising decreased as a percentage of net revenue in the three months ended June 30, 2020 compared to the same period in 2019. The decrease was primarily attributable to efficiencies in our advertising spend, partially offset by increased investment to generate future customer growth.
Excluding the impact of equity-based compensation and related taxes, selling, operations, technology, general and administrative expenses increased by $65.6 million in the three months ended June 30, 2020 compared to the same period in 2019, primarily due to the increase in net revenue and the associated growth in our operations. The increase in selling, operations, technology, general and administrative was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Interest (expense), net

	Three months ended June 30,
	2020	2019	% Change
	(in thousands)
Interest (expense), net	$(28,939)	$(10,252)	182.3%
Our interest (expense), net increased by $18.7 million in the three months ended June 30, 2020 compared to the same period in 2019, primarily attributable to our convertible notes and other borrowings.
Comparison of the six months ended June 30, 2020 and 2019
Net revenue

	Six months ended June 30,
	2020	2019	% Change
	(in thousands)
U.S. net revenue	$5,626,687	$3,658,216	53.8%
International net revenue	1,008,048	629,864	60.0%
Net revenue	$6,634,735	$4,288,080	54.7%
In the six months ended June 30, 2020, net revenue increased by $2.3 billion, or 54.7%, compared to the same period in 2019, primarily due to growth in our customer base, with the number of active customers increasing by 46.0% as of June 30, 2020 compared to June 30, 2019. The growth in customer base was offset by active customers spending less on average in the six months ended June 30, 2020, with LTM net revenue per active customer decreasing 1.6% as of June 30, 2020 compared to June 30, 2019. Our U.S. net revenue increased 53.8%, while our International net revenue increased 60.0%. International Net Revenue Constant Currency Growth was 64.4%.
Cost of goods sold

	Six months ended June 30,
	2020	2019	% Change
	(in thousands)
Cost of goods sold	$4,734,582	$3,258,024	45.3%
In the six months ended June 30, 2020, cost of goods sold increased by $1.5 billion, or 45.3%, compared to the same period in 2019. The increase in cost of goods sold is primarily driven by an increase in the number of orders delivered, partially offset by efficiencies gained in shipping costs from our logistics network.

Operating expenses

	Six months ended June 30,
	2020	2019	% Change
	(in thousands)
Customer service and merchant fees (1)	$233,236	$164,975	41.4%
Advertising	693,537	503,135	37.8%
Selling, operations, technology, general and administrative (1)	935,450	726,757	28.7%
Total operating expenses	$1,862,223	$1,394,867	33.5%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.5%	3.8%
Advertising	10.5%	11.7%
Selling, operations, technology, general and administrative (1)	14.1%	17.0%
	28.1%	32.5%
(1) Includes equity-based compensation and related taxes as follows:

	Six months ended June 30,
	2020	2019
	(in thousands)
Customer service and merchant fees	$6,432	$4,245
Selling, operations, technology, general and administrative	$124,180	$102,134
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $24.2 million in the six months ended June 30, 2020 compared to the same period in 2019, as a result of RSUs awarded in 2019 and the six months ended June 30, 2020.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Six months ended June 30,
	2020	2019
Customer service and merchant fees	3.4%	3.7%
Selling, operations, technology, general and administrative	12.2%	14.6%
Excluding the impact of equity-based compensation and related taxes, customer service and merchant fees increased by $66.1 million in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to the increase in net revenue during the six months ended June 30, 2020.
Our advertising expenses increased by $190.4 million in the six months ended June 30, 2020 compared to the same period in 2019, primarily as a result of an increase in online advertising. Advertising decreased as a percentage of net revenue in the six months ended June 30, 2020 compared to the same period in 2019. The decrease was primarily attributable to efficiencies in our advertising spend, partially offset by increased investment to generate future customer growth.
Excluding the impact of equity-based compensation and related taxes, selling, operations, technology, general and administrative expenses increased by $186.6 million in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to the increase in net revenue and the associated growth in our operations. The increase in selling, operations, technology, general and administrative was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Interest (expense), net

	Six months ended June 30,
	2020	2019	% Change
	(in thousands)
Interest (expense), net	$(51,157)	(19,490)	162.5%
Our interest (expense), net increased by $31.7 million in the six months ended June 30, 2020 compared to the same period in 2019, primarily attributable to our convertible notes and other borrowings.

Liquidity and Capital Resources
 Sources of Liquidity

	June 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$2,181,471	$582,753
Short-term investments	$192,746	$404,252
Accounts receivable, net	$118,984	$99,720
Long-term investments	$—	$155,690
Working capital	$595,606	$(234,381)
 Historical Cash Flows

	Six months ended June 30,
	2020	2019
	(in thousands)
Net loss	$(11,988)	$(382,327)
Net cash provided by (used in) operating activities	$878,961	$(84,082)
Net cash provided by (used in) investing activities	$188,204	$(89,269)
Net cash provided by (used in) financing activities	$527,643	$(1,135)
At June 30, 2020, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $2.4 billion, which includes $527.4 million of net proceeds from the issuance of our 2020 Accreting Notes in April 2020. We believe that our existing cash and cash equivalents and investments, together with these incremental transactions, cash generated from operations, and the borrowing availability under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Further, we may from time to time seek to retire, restructure, repurchase or redeem, or otherwise mitigate the equity dilution associated with, our outstanding debt, through cash purchases, stock buybacks of some or all of the shares underlying convertible notes, and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, exchanges or liability management exercises, if any, will be upon such terms and at such prices and sizes as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Capital Expenditures were 4.4% of net revenue for the year ended December 31, 2019 and related primarily to our ongoing investments in our technology infrastructure and equipment purchases and improvements for leased warehouses within our expanding logistics network. Capital Expenditures were 1.9% of net revenue for the quarter ended June 30, 2020. On an absolute dollar basis, we expect Capital Expenditures for the three months ending September 30, 2020 to be within the range of $95.0 million to $105.0 million as we continue to build out our technology infrastructure and logistics network.
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
Cash provided by operating activities in the six months ended June 30, 2020 was $879.0 million and was driven primarily by cash provided by operating assets and liabilities of $582.0 million, the net impact of certain non-cash items including equity-based compensation of $127.0 million, depreciation and amortization expense of $136.0 million, and amortization of discount and issuance costs related to our convertible notes of $46.5 million, partially offset by net loss of $12.0 million and other non-cash items of $0.5 million.
Cash used in operating activities in the six months ended June 30, 2019 was $84.1 million and was driven primarily by a net loss of $382.3 million and other non-cash items of $1.6 million, partially offset by cash provided by operating assets and liabilities of $92.7 million, the net impact of certain non-cash items including equity-based compensation of $100.2 million, depreciation and amortization expense of $83.9 million, and amortization of discount and issuance costs related to our convertible notes of $23.0 million.
 Investing Activities
Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, investment in our sites and software development, disposal of short- and long-term investments, and leasehold improvements for our facilities.
Cash provided by investing activities in the six months ended June 30, 2020 was $188.2 million and was primarily driven by sale and maturities of short-and long-term investments of $368.3 million, partially offset by purchases of property and equipment of $104.8 million and site and software development costs of $75.2 million and other investing activities of $0.1 million.
Cash used in investing activities in the six months ended June 30, 2019 was $89.3 million and was primarily driven by purchases of property and equipment of $115.3 million and site, software development costs of $58.9 million, partially offset by a net increase in the maturity of short-term investments of $82.2 million and other investing activities of $2.7 million.
Financing Activities
Cash provided by financing activities in the six months ended June 30, 2020 was $527.6 million and was primarily due to the $527.4 million of net proceeds from the issuance of our 2020 Accreting Notes, $200.0 million of proceeds from the borrowing under our revolving credit facility and $0.2 million of net proceeds from the exercise of stock options, partially offset by the repayment of $200.0 million of the outstanding balance under our revolving credit facility.
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

Credit Agreement and Convertible Notes
As disclosed in Note 14, Credit Agreement included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, in the six months ended June 30, 2020, the Company borrowed under the Revolver. All borrowings were repaid as of June 30, 2020.
As disclosed in Note 15, Convertible Debt, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, the conditional conversion features of the 2017 Notes and 2018 Notes were triggered during the second quarter of 2020 and the 2017 Notes and 2018 Notes are therefore convertible in the third quarter of 2020 pursuant to the applicable last reported sales price conditions. The conditional conversion feature of the 2019 Notes was not triggered during the second quarter of 2020 and the 2019 Notes are therefore not convertible in the third quarter of 2020 pursuant to the applicable last reported sales price conditions. The 2020 Accreting Notes are convertible at any time prior to the second business day immediately preceding the maturity date. The Non-Accreting Notes were not convertible during the second quarter of 2020. None of the Notes have been converted to date.
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
Contractual Obligations
As disclosed in Note 15, Convertible Debt, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, on April 8, 2020, the Company issued $535.0 million in aggregate original principal amount of 2.50% Accreting Convertible Senior Notes due 2025 to GHEP VII Aggregator, L.P., CBEP Investments, LLC and The Spruce House Partnership LLC. Other than the 2020 Accreting Notes, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our 2017 Notes, which were issued in September 2017, carry a fixed interest rate of 0.375% per year, our 2018 Notes, which were issued in November 2018, carry a fixed interest rate of 1.125% per year, our 2019 Notes, which were issued in August 2019, carry a fixed interest rate of 1.00% per year, and our 2020 Accreting Notes, which were issued in April 2020, carry a fixed interest at a rate of 2.50% per year. Since the Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates.
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
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 globally, authorities across the U.S. and the globe have implemented varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness, some of which have been subsequently rescinded or modified, such as travel bans, stay-at-home orders and shutdowns of certain businesses. These measures have impacted and may continue to impact all or portions of our workforce, operations, suppliers and customers and demand for our products and services. For example, the COVID-19 outbreak has disrupted the global supply chain, including many of our suppliers, as factory closures and reduced manufacturing output impacted inventory levels, potentially exacerbated by surging demand for products. In the short term, however, we have also seen increased sales and order activity and lower advertising costs in the market since the COVID-19 outbreak.
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
As noted above, however, in the short term we have seen increased sales and order activity since the COVID-19 outbreak. These results, as well as those of other metrics such as net revenues, gross margins and other financial and operating data, may not be indicative of results for future periods. Some of the increased demand is likely due to customers being required or encouraged to stay at home, school closures and employers requiring employees to work remotely. Some is also likely attributable to the timing of tax refunds and COVID-related stimulus payments. Such increased demand may increase beyond manageable levels, may fluctuate significantly, or may not continue, including the possibility that demand may decrease from historical levels. Much is unknown, including the duration and severity of the COVID-19 pandemic, the amount of time it will take for normal economic activity to resume, and future government actions that may be taken, and accordingly the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our suppliers, logistics providers and customers, which ultimately could result in material adverse effects on our business, financial performance and results of operations.

Item 6. Exhibits.

Exhibit			Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number

4.1	Form of Indenture by and between Wayfair Inc., Wayfair LLC, as Guarantor, and U.S. Bank National Association, as trustee.		8-K	001-36666	4/8/2020	4.1

4.2	Form of 2.50% Accreting Convertible Senior Notes due 2025 (included in Exhibit 4.1).		8-K	001-36666	4/8/2020	4.2

10.1	Amended and Restated Purchase Agreement, dated as of April 7, 2020, by and among Wayfair Inc., Wayfair LLC, GHEP VII Aggregator, L.P., CBEP Investments, LLC and The Spruce House Partnership LLC.		8-K	001-36666	4/8/2020	10.1

10.2	Form of Registration Rights Agreement by and between Wayfair Inc. and GHEP VII Aggregator, L.P., CBEP Investments, LLC and The Spruce House Partnership LLC.		8-K	001-36666	4/8/2020	10.2

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

+	Indicates a management contract or compensatory plan

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYFAIR INC.

Date: August 5, 2020	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 5, 2020	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial and Accounting Officer)