Form 10-Q
period 2020-09-30
Wayfair Inc.
filed 2020-11-03
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at October 27, 2020
Class A Common Stock, $0.001 par value per share	72,811,806
Class B Common Stock, $0.001 par value per share	26,636,234

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2020

PART I

FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments and the impact of the novel coronavirus (COVID-19) pandemic and our response to it, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions.
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
•world events (such as the 2020 U.S. presidential election), natural disasters, public health emergencies (such as the COVID-19 outbreak), civil disturbances, and terrorist attacks; and
•developments in, and the outcome of, legal and regulatory proceedings and investigations to which we are a party or are subject, and the liabilities, obligations and expenses, if any, that we may incur in connection therewith.
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

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
	(in thousands, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$2,442,939	$582,753
Short-term investments	113,985	404,252
Accounts receivable, net of allowance for credit losses of $26,884 and $22,774 at September 30, 2020 and December 31, 2019, respectively	109,652	99,720
Inventories	54,241	61,692
Prepaid expenses and other current assets	322,649	228,721
Total current assets	3,043,466	1,377,138
Operating lease right-of-use assets	802,369	763,400
Property and equipment, net	682,057	624,544
Goodwill and intangible assets, net	17,605	18,809
Long-term investments	—	155,690
Other noncurrent assets	12,943	13,467
Total assets	$4,558,440	$2,953,048
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,236,895	$908,097
Accrued expenses	328,694	298,918
Unearned revenue	318,175	167,641
Other current liabilities	333,589	236,863
Total current liabilities	2,217,353	1,611,519
Long-term debt	2,862,135	1,456,195
Operating lease liabilities	867,711	822,602
Other liabilities	70,827	6,940
Total liabilities	6,018,026	3,897,256
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Undesignated preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at September 30, 2020 and December 31, 2019	—	—
Class A common stock, par value $0.001 per share: 500,000,000 shares authorized, 68,959,957 and 66,642,611 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	69	67
Class B common stock, par value $0.001 per share: 164,000,000 shares authorized, 26,636,721 and 26,957,815 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	27	27
Additional paid-in capital	452,111	1,122,548
Accumulated deficit	(1,909,768)	(2,065,423)
Accumulated other comprehensive loss	(2,025)	(1,427)
Total stockholders’ deficit	(1,459,586)	(944,208)
Total liabilities and stockholders’ deficit	$4,558,440	$2,953,048
The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net revenue	$3,839,570	$2,305,487	$10,474,305	$6,593,567
Cost of goods sold	2,692,142	1,765,566	7,426,724	5,023,590
Gross profit	1,147,428	539,921	3,047,581	1,569,977
Operating expenses:
Customer service and merchant fees	139,589	91,255	372,825	256,230
Advertising	344,025	281,846	1,037,562	784,981
Selling, operations, technology, general and administrative	441,960	426,529	1,377,410	1,153,286
Total operating expenses	925,574	799,630	2,787,797	2,194,497
Income (loss) from operations	221,854	(259,709)	259,784	(624,520)
Interest (expense), net	(36,315)	(14,432)	(87,472)	(33,922)
Other (expense) income, net	(13,584)	2,182	(10,720)	5,582
Income (loss) before income taxes	171,955	(271,959)	161,592	(652,860)
(Benefit) provision for income taxes, net	(1,211)	76	414	1,502
Net income (loss)	$173,166	$(272,035)	$161,178	$(654,362)
Basic earnings (loss) per share	$1.82	$(2.94)	$1.70	$(7.13)
Diluted earnings (loss) per share	$1.67	$(2.94)	$1.64	$(7.13)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	95,373	92,540	94,767	91,820
Diluted	109,200	92,540	98,021	91,820

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$173,166	$(272,035)	$161,178	$(654,362)
Other comprehensive income (loss):
Foreign currency translation adjustments	(895)	(75)	(665)	129
Net unrealized (loss) gain on available-for-sale investments	(606)	(5)	67	195
Comprehensive income (loss)	$171,665	$(272,115)	$160,580	$(654,038)

The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
		(in thousands)
Balance at June 30, 2019	92,098	$93	$859,092	$(1,463,166)	$(1,376)	$(605,357)
Net loss	—	—	—	(272,035)	—	(272,035)
Other comprehensive loss	—	—	—	—	(80)	(80)
Exercise of options to purchase common stock	3	—	10	—	—	10
Issuance of common stock upon vesting of RSUs	781	—	—	—	—	—
Shares withheld related to net settlement of RSUs	(8)	—	(1,086)	—	—	(1,086)
Equity-based compensation expense	—	—	65,553	—	—	65,553
Equity component of issuance of convertible notes, net of premium paid on capped calls (Note 15)	—	—	130,566	—	—	130,566
Balance at September 30, 2019	92,874	93	1,054,135	(1,735,201)	(1,456)	$(682,429)

Balance at June 30, 2020	95,065	$95	$1,295,971	$(2,082,934)	$(524)	$(787,392)
Net income	—	—	—	173,166	—	173,166
Other comprehensive loss	—	—	—	—	(1,501)	(1,501)
Exercise of options to purchase common stock	6	—	161	—	—	161
Issuance of common stock upon vesting of RSUs	787	1	—	—	—	1
Equity-based compensation expense	—	—	74,425	—	—	74,425
Repurchase of common stock	(844)	(1)	(280,235)	—	—	(280,236)
Shares issued upon conversion of convertible notes (Note 15)	583	1	151,419	—	—	151,420
Reacquisition of equity component from repurchases and conversions of convertible notes, net of taxes (Note 15)	—	—	(829,004)	—	—	(829,004)
Equity component of issuance of convertible notes, net of premium paid on capped calls (Note 15)	—	—	39,374	—	—	39,374
Balance at September 30, 2020	95,597	$96	$452,111	$(1,909,768)	$(2,025)	$(1,459,586)
The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Nine Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
		(in thousands)
Balance at December 31, 2018	90,748	$91	$753,657	$(1,082,689)	$(1,780)	$(330,721)
Net loss	—	—	—	(654,362)	—	(654,362)
Other comprehensive income	—	—	—	—	324	324
Exercise of options to purchase common stock	28	—	90	—	—	90
Issuance of common stock upon vesting of RSUs	2,109	2	—	—	—	2
Shares withheld related to net settlement of RSUs	(11)	—	(1,510)	—	—	(1,510)
Equity-based compensation expense	—	—	171,332	—	—	171,332
Equity component of issuance of convertible notes, net of premium paid on capped calls (Note 15)	—	—	130,566	—	—	130,566
Adoption of ASU No. 2016-02	—	—	—	1,850	—	1,850
Balance at September 30, 2019	92,874	$93	$1,054,135	$(1,735,201)	$(1,456)	$(682,429)

Balance at December 31, 2019	93,600	$94	$1,122,548	$(2,065,423)	$(1,427)	$(944,208)
Net income	—	—	—	161,178	—	161,178
Other comprehensive loss	—	—	—	—	(598)	(598)
Exercise of options to purchase common stock	24	—	380	—	—	380
Issuance of common stock upon vesting of RSUs	2,234	2	—	—	—	2
Equity-based compensation expense	—	—	208,740	—	—	208,740
Repurchase of common stock	(844)	(1)	(280,235)	—	—	(280,236)
Shares issued upon conversion of convertible notes (Note 15)	583	1	151,419	—	—	151,420
Reacquisition of equity component from repurchases and conversions of convertible notes, net of taxes (Note 15)	—	—	(829,004)	—	—	(829,004)
Equity component of issuance of convertible notes, net of premium paid on capped calls (Note 15)	—	—	78,263	—	—	78,263
Adoption of ASU No. 2016-13	—	—	—	(5,523)	—	(5,523)
Balance at September 30, 2020	95,597	$96	$452,111	$(1,909,768)	$(2,025)	$(1,459,586)
The accompanying notes are an integral part of these Unaudited Consolidated and Condensed Financial Statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$161,178	$(654,362)
Adjustments used to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	208,532	134,172
Equity-based compensation	197,199	162,014
Amortization of discount and issuance costs on convertible notes	78,225	40,737
Other non-cash adjustments	12,065	(1,659)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,891)	(25,309)
Inventories	7,602	(22,716)
Prepaid expenses and other current assets	(93,055)	(29,648)
Accounts payable and accrued expenses	356,215	215,786
Unearned revenue and other liabilities	296,306	22,382
Other assets	612	(1,920)
Net cash provided by (used in) operating activities	1,209,988	(160,523)

Cash flows from investing activities:
Purchase of short- and long-term investments	(19,994)	—
Sale and maturities of short- and long-term investments	466,310	115,468
Purchase of property and equipment	(146,303)	(183,968)
Site and software development costs	(109,678)	(94,697)
Other investing activities, net	(124)	(15,977)
Net cash provided by (used in) investing activities	190,211	(179,174)

Cash flows from financing activities:
Proceeds from borrowings	200,000	—
Repayment of borrowings	(200,000)	—
Proceeds from issuance of convertible notes, net of issuance costs	2,027,758	935,146
Premiums paid for capped call confirmations	(255,024)	(145,728)
Payments to extinguish convertible debt	(1,040,349)	—
Repurchase of common stock	(280,236)	—
Other financing activities, net	380	(2,211)
Net cash provided by financing activities	452,529	787,207
Effect of exchange rate changes on cash and cash equivalents	7,458	(1,586)
Net increase in cash and cash equivalents	1,860,186	445,924

Cash and cash equivalents:
Beginning of period	582,753	849,461
End of period	$2,442,939	$1,295,385

Supplemental cash flow information:
Cash paid for interest on long-term debt	$14,173	$4,528
Issuance of common stock for conversion of convertible debt, net of taxes	$45,447	$—
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$38,391	$34,028

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
The Company believes that other than the implementation of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), there have been no significant changes during the nine months ended September 30, 2020 to the items disclosed in Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Principles of Consolidation
The accompanying unaudited Consolidated and Condensed Financial Statements of Wayfair Inc. include its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of the unaudited Consolidated and Condensed Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
3. Investments and Fair Value Measurements
Investments
As of September 30, 2020 and December 31, 2019, the Company's investments consisted of corporate bonds and other government obligations priced at fair value. These investments were classified as available-for-sale and their estimated fair values were $114.0 million and $559.9 million, respectively.
To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss, however management considers the risk of credit loss to be minimized by the Company's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason of the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time horizon for selling. During the three and nine months ended September 30, 2020 and 2019, the Company did not recognize any credit losses related to its available-for-sale debt securities. Further, as of September 30, 2020 and December 31, 2019, the Company did not record an allowance for credit losses related to its available-for-sale debt securities. During the nine months ended September 30, 2020, the Company collected $161.3 million of proceeds from the sale of long-term investments and recognized a realized gain of $0.8 million. The Company did not recognize any realized gains or losses during the three months ended September 30, 2020 or during the three and nine months ended September 30, 2019.
 The following tables present details of the Company’s investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$113,886	$99	$—	$113,985
Total	$113,886	$99	$—	$113,985

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$404,294	$20	$(62)	$404,252
Long-term:
Investment securities	155,616	92	(18)	155,690
Total	$559,910	$112	$(80)	$559,942

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
The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 based on the three-tier value hierarchy:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$538,767	$—	$—	$538,767
Cash equivalents	1,904,172	—	—	1,904,172
Total cash and cash equivalents	2,442,939	—	—	2,442,939
Short-term investments:
Investment securities	—	113,985	—	113,985
Other non-current assets:
Certificate of deposit	5,200	—	—	5,200
Total	$2,448,139	$113,985	$—	$2,562,124

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$308,521	$—	$—	$308,521
Cash equivalents	274,232	—	—	274,232
Total cash and cash equivalents	582,753	—	—	582,753
Short-term investments:
Investment securities	—	404,252	—	404,252
Other non-current assets:
Certificate of deposit	5,076	—	—	5,076
Long-term investments:
Investment securities	—	155,690	—	155,690
Total	$587,829	$559,942	$—	$1,147,771

4. Credit Losses

Accounts receivable are stated net of the allowance for credit losses, which are recorded based on historical losses as well as management's expectation of future collections. Uncollectible amounts are written off against the allowance after all collection efforts have been exhausted. The Company's exposure to credit loss is minimized through fraud assessments performed prior to customer checkout and the Company's policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. Further, management notes credit risk is mitigated as approximately 99% of the net revenue recognized for the three and nine months ended September 30, 2020 was collected in advance of recognition.

As of September 30, 2020, the Company reported $109.7 million of accounts receivable, net of allowance for credit losses of $26.9 million. Other than the adjustment related to the adoption of ASU 2016-13, as discussed in Note 2, Summary of Significant Accounting Policies, changes in the allowance for credit losses were not material for the three and nine months ended September 30, 2020.
5. Intangible Assets and Goodwill
As of September 30, 2020 and December 31, 2019, the Company had $17.2 million and $18.4 million of intangible assets, respectively. Amortization expense related to intangible assets was $0.4 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.
Goodwill was $0.4 million as of September 30, 2020 and December 31, 2019.
6. Property and Equipment, net
The following table summarizes property and equipment, net as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Furniture and computer equipment	$554,489	$509,120
Site and software development costs	397,027	297,252
Leasehold improvements	341,345	228,514
Construction in progress	23,667	45,503
	1,316,528	1,080,389
Less accumulated depreciation and amortization	(634,471)	(455,845)
Property and equipment, net	$682,057	$624,544
Property and equipment depreciation and amortization expense was $72.2 million and $50.1 million for the three months ended September 30, 2020 and 2019, respectively, and $207.3 million and $133.8 million for the nine months ended September 30, 2020 and 2019, respectively.
7. Leases
The Company has lease arrangements for warehouse, fulfillment center, office, and data center spaces. These leases expire at various dates through 2034. Operating lease expense was $38.6 million and $31.8 million in the three months ended September 30, 2020 and 2019, respectively, and $118.8 million and $86.8 million for the nine months ended September 30, 2020 and 2019, respectively.
The following table presents supplemental cash flow information related to leases:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
	(in thousands)
Cash payments included in operating cash flows from lease arrangements	$105,416	$77,687
Right-of-use assets obtained in exchange for lease obligations	$110,210	$281,006

The following table presents supplemental balance sheet information related to leases:

	September 30, 2020	December 31, 2019
Additional lease information
Weighted average remaining lease term	8 years	10 years
Weighted average discount rate	6.5%	6.7%

The following table presents future minimum lease payments under non-cancellable leases as of September 30, 2020:

Amount
(in thousands)
2020 (excluding the nine months ended September 30, 2020)	$33,793
2021	161,998
2022	162,800
2023	157,581
2024	155,062
Thereafter	602,837
Total future minimum lease payments	1,274,071
Less: Imputed interest	(303,994)
Total	$970,077
The following table presents total operating leases as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Balance sheet line item
Other current liabilities	$102,366	$91,104
Operating lease liabilities	867,711	822,602
Total operating leases	$970,077	$913,706
As of September 30, 2020, the Company has entered into $149.4 million of additional operating leases, primarily related to build-to-suit warehouse leases that have not yet commenced. As the Company does not control the underlying assets during the construction period, the Company is not considered the owner of the construction projects for accounting purposes. These operating leases will commence between 2020 and 2021 with lease terms of 2 to 15 years.
8. Commitments and Contingencies
Letters of Credit
The Company has issued letters of credit, primarily as security for certain lease agreements, for approximately $54.9 million and $46.7 million, as of September 30, 2020 and December 31, 2019, respectively.
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
On January 10, 2019 and January 16, 2019, putative securities class action complaints were filed against the Company and three of its officers in the U.S. District Court for the District of Massachusetts. The two complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, relating to certain prior disclosures of the

Company. Each plaintiff was seeking to represent a class of shareholders who purchased or acquired stock of the Company between August 2, 2018 and October 31, 2018, and was seeking damages and other relief based on allegations that the defendants' conduct affected the value of such stock. On July 8, 2020, the consolidated complaint was dismissed with prejudice.
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
The following table presents activity relating to stock options for the nine months ended September 30, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	43,606	$3.00	1.5
Options exercised	(23,660)	$3.02
Outstanding and exercisable at September 30, 2020	19,946	$2.98	0.7
The intrinsic value of stock options exercised was $4.4 million and $4.2 million for the nine months ended September 30, 2020 and 2019, respectively. The aggregate intrinsic value of stock options outstanding and currently exercisable is $5.7 million as of September 30, 2020. All stock options were fully vested at September 30, 2020.
The following table presents activity relating to RSUs for the nine months ended September 30, 2020:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2019	8,112,736	$95.69
RSUs granted	1,688,442	$171.72
RSUs vested	(2,233,708)	$95.30
RSUs forfeited/canceled	(1,343,119)	$103.73
Outstanding as of September 30, 2020	6,224,351	$115.27
The intrinsic value of RSUs vested was $342.9 million and $290.5 million for the nine months ended September 30, 2020 and 2019, respectively. The aggregate intrinsic value of RSUs unvested is $1.8 billion as of September 30, 2020. Unrecognized equity-based compensation expense related to outstanding RSUs is $649.7 million with a weighted average remaining vesting term of 1.2 years at September 30, 2020.
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
Contractual liabilities included in unearned revenue and other current liabilities in the Consolidated and Condensed Balance Sheet were $318.2 million and $5.3 million at September 30, 2020 and $167.6 million and $4.6 million at December 31, 2019, respectively. During the nine months ended September 30, 2020, the Company recognized $139.7 million and $2.8 million of net revenue that was included in unearned revenue and other current liabilities, respectively, at December 31, 2019.
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
The Company's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other (expense) income, net, (benefit) provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. These charges are excluded from evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance.
The Company allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, as well as interest (expense), net, other (expense) income, net, and (benefit) provision for income taxes, net. There are no net revenue transactions between the Company's reportable segments.
U.S.
The U.S. segment primarily consists of amounts earned through product sales through the Company's family of sites in the U.S. The U.S. net revenue for the three and nine months ended September 30, 2019 includes $5.8 million and $30.9 million, respectively of net revenue previously classified as other net revenue
International
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

The following tables present net revenues and Adjusted EBITDA attributable to the Company's reportable segments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
U.S. net revenue	$3,274,872	$1,966,654	$8,901,559	$5,624,870
International net revenue	564,698	338,833	1,572,746	968,697
Total net revenue	$3,839,570	$2,305,487	$10,474,305	$6,593,567

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Adjusted EBITDA:
U.S.	$377,007	$(62,878)	$766,486	$(91,002)
International	(5,895)	(81,306)	(82,838)	(225,383)
Total reportable segments Adjusted EBITDA	371,112	(144,184)	683,648	(316,385)
Less: reconciling items (1)	(197,946)	(127,851)	(522,470)	(337,977)
Net income (loss)	$173,166	$(272,035)	$161,178	$(654,362)
(1) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net income (loss):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Depreciation and amortization	$72,575	$50,250	$208,532	$134,172
Equity-based compensation and related taxes	76,683	65,275	211,376	173,963
Interest expense, net	36,315	14,432	87,472	33,922
Other expense (income), net	13,584	(2,182)	10,720	(5,582)
(Benefit) provision for income taxes, net	(1,211)	76	414	1,502
Other (1)	—	—	3,956	—
Total reconciling items	$197,946	$127,851	$522,470	$337,977
(1) The Company recorded $4.0 million in the nine months ended September 30, 2020 in selling, operations, technology, general and administrative expenses in the Consolidated and Condensed Statements of Operations related to severance costs associated with February 2020 workforce reductions.
12. Income Taxes
The (benefit) provision for income taxes, net was $(1.2) million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.4 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively. The (benefit) provision for income taxes, net recorded in the three and nine months ended September 30, 2020 is primarily related to income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, offset by a discrete tax benefit related to excess tax benefits on equity awards for U.S. employees. The (benefit) provision for income taxes, net recorded in the three and nine months ended September 30, 2019 is primarily related to income earned in certain foreign jurisdictions and U.S. state income taxes.
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
The Company had no material unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of the (benefit) provision for income taxes, net.
13. Stockholders’ Deficit
Preferred Stock
The Company authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of September 30, 2020, the Company had no shares of undesignated preferred stock issued or outstanding.
Common Stock
The Company authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 68,959,957 and 66,642,611 shares of Class A common stock and 26,636,721 and 26,957,815 shares of Class B common stock were outstanding as of September 30, 2020 and December 31, 2019, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since the Company's initial public offering through September 30, 2020, 55,401,693 shares of Class B common stock were converted to Class A common stock.
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700 million of the Company’s Class A common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program replaced the Company’s previous $200 million stock repurchase authorization approved by the Board in 2018 (the “2018 Repurchase Program”), which was terminated simultaneously.
During the three and nine months ended September 30, 2020, the Company repurchased $280.2 million through the stock repurchase programs at an average price of $331.65 per share of Class A common stock.
During the three and nine months ended September 30, 2019, the Company did not repurchase any shares of common stock.
14. Credit Agreement
The Company has a credit agreement with certain lenders, which currently provides for a $200 million senior secured revolving credit facility maturing on February 21, 2022 (the “Revolver”). The Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, and also requires the Company to maintain certain levels of Free Cash Flow (as defined in the credit agreement).
On August 21, 2020, in connection with the 2020 Repurchase Program, the Company amended the credit agreement for the Revolver to increase the Company’s stock repurchase basket in the negative covenant for restricted payments. The Company also increased the revolving loan commitment amount to $200 million on October 30, 2020 through an incremental commitment joinder. In the nine months ended September 30, 2020, the Company borrowed under the Revolver. All borrowings were repaid as of September 30, 2020. As a result, there were no amounts outstanding on the Revolver as of September 30, 2020.

15. Convertible Debt
2017 Notes and Capped Call Transactions
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
The 2017 Notes were issued pursuant to an indenture, dated September 15, 2017 (the "2017 Indenture"), between the Company and U.S. Bank National Association, as trustee. The Company pays interest on the 2017 Notes semiannually in arrears at a rate of 0.375% per annum on March 1 and September 1 of each year. The 2017 Notes are convertible based upon an initial conversion rate of 9.6100 shares of the Company’s Class A common stock per $1,000 principal amount of 2017 Notes (equivalent to a conversion price of approximately $104.06 per share of the Company’s Class A common stock). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s Class A common stock, but will not be adjusted for accrued and unpaid interest. The Company will settle any conversions of the 2017 Notes in cash, shares of the Company’s Class A common stock or a combination thereof, with the form of consideration determined at the Company’s election.
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
The Company could not redeem the 2017 Notes prior to September 8, 2020. On or after September 8, 2020, the Company may redeem for cash all or part of the 2017 Notes if the last reported sale price of the Company’s Class A common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be 100% of the principal amount of the 2017 Notes to be redeemed, plus accrued and unpaid interest, if any.
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
2018 Notes and Capped Call Transactions

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
2019 Notes and Capped Call Transactions

On August 19, 2019, the Company issued $948.75 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2026 (the "2019 Notes"), which includes the exercise in full of a $123.75 million option granted to the initial purchasers, to certain financial institutions as the initial purchasers of the 2019 Notes (the "2019 Initial Purchasers"). On August 14, 2019, in connection with the pricing of the 2019 Notes, the Company entered into privately negotiated capped call transactions (the "2019 Base Capped Call Transactions") with certain of the 2019 Initial Purchasers or their affiliates and another financial institution (the "2019 Option Counterparties") and, in connection with the exercise in full of the 2019 Initial Purchasers' option to purchase such additional 2019 Notes, on August 16, 2019, entered into additional capped call transactions (such additional capped call transactions, the "2019 Additional Capped Call Transactions" and, together with the 2019 Base Capped Call Transactions, the "2019 Capped Call Transactions") with the 2019 Option Counterparties. Collectively, the 2019 Capped Call Transactions cover, initially, the number of shares of the Company’s Class A common stock underlying the 2019 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2019 Notes.
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

2020 Notes and Capped Call Transactions

On August 14, 2020, the Company issued $1.518 billion in aggregate principal amount of 0.625% Convertible Senior Notes due 2025 (the “2020 Notes”, and together with the 2017 Notes, the 2018 Notes and the 2019 Notes, the “Non-Accreting Notes”), which includes the exercise in full of a $198.0 million option granted to the initial purchasers, to certain financial institutions as the initial purchasers of the 2020 Notes (the “2020 Initial Purchasers”). On August 11, 2020, in connection with the pricing of the 2020 Notes, the Company entered into privately negotiated capped call transactions (the “2020 Base Capped Call Transactions”) with certain of the 2020 Initial Purchasers or their respective affiliates and certain other financial institutions (the “2020 Option Counterparties”) and, in connection with the exercise in full of the 2020 Initial Purchasers’ option to purchase such additional 2020 Notes, on August 12, 2020, entered into additional capped call transactions (such additional capped call transactions, the “2020 Additional Capped Call Transactions” and together with the 2020 Base Capped Call Transactions, the “2020 Capped Call Transactions”) with the 2020 Option Counterparties. Collectively, the 2020 Capped Call Transactions cover, initially, the number of shares of the Company’s Class A common stock underlying the 2020 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2020 Notes.
The 2020 Notes were issued pursuant to an indenture, dated August 14, 2020 (the "2020 Indenture"), between the Company and U.S. Bank National Association, as trustee. The Company will pay interest on the 2020 Notes semiannually in arrears at a rate of 0.625% per annum on April 1 and October 1 of each year commencing on April 1, 2021. The 2020 Notes are convertible based upon an initial conversion rate of 2.3972 shares of the Company’s Class A common stock per $1,000 principal amount of 2020 Notes (equivalent to a conversion price of approximately $417.15 per share of the Company’s Class A common stock). The conversion rate will be subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company’s Class A common stock, but will not be adjusted for accrued and unpaid interest. The Company will settle any conversions of the 2020 Notes in cash, shares of the Company’s Class A common stock or a combination thereof, with the form of consideration determined at the Company’s election.
The 2020 Notes will mature on October 1, 2025, unless earlier purchased, redeemed or converted. Prior to July 1, 2025, holders may convert all or a portion of their 2020 Notes only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “2020 Notes measurement period”) in which the trading price per $1,000 principal amount of 2020 Notes for each trading day of the 2020 Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) with respect to any 2020 Notes called for redemption by the Company, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On and after July 1, 2025 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2020 Notes at any time, regardless of the foregoing circumstances. Holders of 2020 Notes who convert their 2020 Notes in connection with a make-whole fundamental change or a notice of redemption (each as defined in the 2020 Indenture) may be entitled to a premium in the form of an increase in the conversion rate of the 2020 Notes.

The Company may not redeem the 2020 Notes prior to October 4, 2022. On or after October 4, 2022, the Company may redeem for cash all or part of the 2020 Notes if the last reported sale price of the Company’s Class A common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which the Company provides notice of the redemption. The redemption price will be 100% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any.

Upon the occurrence of a fundamental change (as defined in the 2020 Indenture), holders may require the Company to repurchase all or a portion of their 2020 Notes for cash at a price equal to 100% of the principal amount of the 2020 Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the fundamental change repurchase date.

The 2020 Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2020 Notes then outstanding may declare the entire principal amount of all the 2020 Notes plus accrued interest, if any, to be immediately due and payable.

Proceeds from Non-Accreting Notes Transactions
The net proceeds from the sale of the 2017 Notes, 2018 Notes, 2019 Notes, and the 2020 Notes were approximately $420.4 million, $562.0 million, $935.1 million, and $1.5 billion. respectively, after deducting the initial purchasers’ discounts and the offering expenses payable by the Company. The Company used approximately $44.2 million, $93.4 million, $145.7 million, and $255.0 million, respectively, of the net proceeds from the 2017 Notes, 2018 Notes, 2019 Notes, and 2020 Notes to pay the cost of the 2017 Capped Call Transactions, the 2018 Capped Call Transactions, the 2019 Capped Call Transactions, and the 2020 Capped Call Transactions, respectively.
Accounting for Non-Accreting Notes
In accounting for the issuance of the Non-Accreting Notes, the Company separated the Non-Accreting Notes into liability and equity components. The carrying amount of the liability components were calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity components, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, were determined by deducting the fair value of the liability components from the par value of the Non-Accreting Notes. The differences between the carrying amounts of the Non-Accreting Notes and the liability components represent the debt discounts for the corresponding Non-Accreting Notes, which is recorded as a direct deduction from the related debt liabilities in the Consolidated and Condensed Balance Sheet and amortized to interest expense using the effective interest method over the terms of the corresponding Non-Accreting Notes.
The effective interest rate of the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes is 6.0%, 8.1%, 6.4%, and 5.2%, respectively. The equity components of the 2017 Notes, the 2018 Notes, the 2019 Notes and the 2020 Notes of approximately $95.8 million, $181.5 million, $280.3 million, and $297.4 million, respectively, are included in additional paid-in capital in the Consolidated and Condensed Balance Sheet and are not remeasured as long as they continue to meet the conditions for equity classification. The Company allocated transaction costs related to the components of the Non-Accreting Notes using the same proportions as the proceeds from the corresponding Non-Accreting Notes. Transaction costs attributable to the liability components were recorded as direct deductions from the related debt liabilities in the Consolidated and Condensed Balance Sheet and amortized to interest expense over the terms of the corresponding Non-Accreting Notes, and transaction costs attributable to the equity components were netted with the corresponding equity components in shareholders’ deficit.
2020 Accreting Notes

On April 8, 2020, the Company issued $535.0 million in aggregate original principal amount of 2.50% Accreting Convertible Senior Notes due 2025 (the "2020 Accreting Notes", and collectively with the Non-Accreting Notes, the “Notes”) to GHEP VII Aggregator, L.P. ("Great Hill"), CBEP Investments, LLC ("Charlesbank") and The Spruce House Partnership LLC. The 2020 Accreting Notes are fully and unconditionally guaranteed on a senior unsecured basis by Wayfair LLC, a wholly-owned subsidiary of the Company, as guarantor.
The 2020 Accreting Notes were issued pursuant to an indenture, dated April 8, 2020 (the "2020 Accreting Indenture"), among the Company, Wayfair LLC, as guarantor, and U.S. Bank National Association, as trustee. The 2020 Accreting Notes are fully and unconditionally guaranteed on a senior unsecured basis by Wayfair LLC. No cash interest will be payable on the 2020 Accreting Notes. Instead, the 2020 Accreting Notes will accrue interest at a rate of 2.50% per annum which will accrete to the principal amount on April 1 and October 1 of each year, beginning on October 1, 2020. The 2020 Accreting Notes are convertible based upon an initial conversion price of $72.50 per share of the Company’s Class A common stock. The conversion price is subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of the Company's Class A common stock, but will not be adjusted for accrued and unpaid interest. The Company will settle any conversion of 2020 Accreting Notes with a number of shares of the Company's Class A common stock per $1,000 original principal amount of 2020 Accreting Notes equal to the accreted principal amount of such original principal amount of 2020 Accreting Notes divided by the conversion price.
The 2020 Accreting Notes will mature on April 1, 2025, unless earlier purchased, redeemed or converted. Holders may convert all or a portion of their 2020 Accreting Notes at any time prior to the second business day immediately preceding the maturity date. Holders of the 2020 Accreting Notes who convert in connection with a make-whole fundamental change (as defined in the 2020 Accreting Indenture) may be entitled to a premium in the form of additional shares of the Company's Class A common stock.

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
Upon the occurrence of a fundamental change (as defined in the 2020 Accreting Indenture), holders may require the Company to repurchase all or a portion of their 2020 Accreting Notes for cash at a price equal to 100% of the accreted principal amount of the 2020 Accreting Notes to be repurchased (which accreted principal amount upon repurchase will include interest, if any, accrued to, but excluding, the fundamental change repurchase date).
The 2020 Accreting Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2020 Accreting Notes then outstanding may declare the entire principal amount of all the 2020 Accreting Notes plus accrued interest, if any, to be immediately due and payable.

The net proceeds from the sale of the 2020 Accreting Notes was approximately $527.4 million, after deducting the offering expenses payable by the Company.
In accounting for the issuance of the 2020 Accreting Notes, the Company determined there was a beneficial conversion feature, which represents the excess of the fair value of the underlying common stock at the commitment date less the effective conversion price of the shares convertible at that time. The beneficial conversion feature of $39.4 million was recorded to additional paid-in capital in the Consolidated and Condensed Balance Sheet and represents a debt discount to the 2020 Accreting Notes, which was recorded as a direct deduction from the related debt liability in the Consolidated and Condensed Balance Sheet. It is amortized to interest expense using the effective interest method over the term of the 2020 Accreting Notes. All transaction costs incurred were recorded as a direct deduction from the related debt liability in the Consolidated and Condensed Balance Sheet and are amortized to interest expense using the effective interest method over the term of the 2020 Accreting Notes.
The 2020 Accreting Notes accrue interest at a rate of 2.50% per annum, which will accrete to the principal amount on April 1 and October 1 of each year, beginning on October 1, 2020. The interest is amortized to interest expense using the effective interest method over the term of the 2020 Accreting Notes and recorded to other long-term liabilities in the Consolidated and Condensed Balance Sheet. Upon accretion to the principal amount on April 1 and October 1 of each year, the Company will reclassify the interest accrued as of that date to long-term debt. The beneficial conversion feature for additional shares, which would be issued upon conversion of paid in kind interest, is recorded as additional interest expense and additional paid-in capital over the term of the 2020 Accreting Notes as such interest accrues. The effective interest rate of the 2020 Accreting Notes is 4.4%.
Capped Call Transactions
The Restated 2017 Capped Call Transactions, 2018 Capped Call Transactions, 2019 Capped Call Transactions, and 2020 Capped Call Transactions (collectively, the "Capped Call Transactions") are expected generally to reduce the potential dilution and/or offset the cash payments the Company is required to make in excess of the principal amount of the Non-Accreting Notes upon conversion of the Non-Accreting Notes in the event that the market price per share of the Company’s Class A common stock is greater than the strike price of the Capped Call Transactions (which initially corresponds to the initial conversion price of the Non-Accreting Notes and is subject to certain adjustments under the terms of the Capped Call Transactions), with such reduction and/or offset subject to a cap based on the cap price of the Capped Call Transactions. The Restated 2017 Capped Call Transactions have an initial cap price of $154.16 per share of the Company’s Class A common stock, which represents a premium of 100% over the last reported sale price of the Company’s Class A common stock on September 11, 2017, which is the date the 2017 Notes priced, and is subject to certain adjustments under the terms of the Restated 2017 Capped Call Transactions. The 2018 Capped Call Transactions have an initial cap price of $219.63 per share of the Company’s Class A common stock, which represents a premium of 150% over the last reported sale price of the Company’s Class A common stock on November 14, 2018, which is the day the 2018 Notes priced, and is subject to certain adjustments under the terms of the 2018 Capped Call Transactions. The 2019 Capped Call Transactions have an initial cap price of $280.15 per share of the Company's Class A common stock, which represents a premium of 150% over the last reported sale price of the Company's Class A common stock on August 14, 2019, which is the day the 2019 Notes priced, and is subject to certain adjustments under the terms of the 2019 Capped Call Transactions. The 2020 Capped Call Transactions have an initial cap price of $787.08 per share of the Company’s Class A common stock, which represents a premium of 150% over the U.S. composite volume weighted average price of the Company’s Class A common stock on August 11, 2020, which is the day the 2020 Notes priced, and is subject to certain adjustments under the terms of the 2020 Capped Call Transactions. Collectively, the Capped Call Transactions cover, initially, the number of shares of the Company’s Class A common stock underlying the Non-Accreting Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Non-Accreting Notes.
The Capped Call Transactions are separate transactions, in each case, entered into by the Company with the 2017 Option Counterparties, the 2018 Option Counterparties, the 2019 Option Counterparties, and the 2020 Option Counterparties, and are not part of the terms of the Non-Accreting Notes and will not affect any holder’s rights under the Non-Accreting Notes. Holders of the Non-Accreting Notes will not have any rights with respect to the Capped Call Transactions. The Capped Call Transactions do not meet the criteria for separate accounting as a derivative as they are indexed to the Company's stock. The premiums paid for the Capped Call Transactions have been included as a net reduction to additional paid-in capital within shareholders’ deficit.
Extinguishment, Conversions and Convertibility of the Notes
In August 2020, the Company used $1.0 billion of the net proceeds from the issuance of the 2020 Notes to repurchase for cash in privately negotiated repurchase transactions $343.4 million in aggregate principal amount of the 2017 Notes. Additionally, in the third quarter of 2020, $60.6 million aggregate principal of the 2017 Notes were settled upon conversion by the holders for 582,825 shares of the Company’s Class A common stock. Approximately $27.2 million aggregate principal amount of the 2017 Notes remained outstanding as of September 30, 2020.
In accounting for these transactions, the Company allocated $371.8 million of the total fair value of the consideration received from the 2020 Notes to the debt component of the repurchased 2017 Notes by estimating the fair value of a similar liability that did not have an associated convertible feature. The $12.6 million loss on extinguishment of the 2017 Notes recorded to Other (expense) income, net in the Consolidated and Condensed Statements of Operations, primarily represents the difference between the total fair value of consideration allocated to the debt component and the $360.5 million carrying value, net of the remaining unamortized debt discount and debt issuance costs. The Company applied the $818.7 million residual value of the total fair value of the consideration to the equity component in additional paid-in capital in the Consolidated and Condensed Balance Sheet.
The following Non-Accreting Notes are convertible during the calendar quarter ended December 31, 2020: the 2017 Notes, the 2018 Notes and the 2019 Notes. The 2020 Notes are not convertible during the fourth quarter of 2020. None of the 2018 Notes, the 2019 Notes or the 2020 Notes have been converted to date.
The 2020 Accreting Notes are convertible at any time prior to the second business day immediately preceding the maturity date (April 1, 2025). As of September 30, 2020, none of the 2020 Accreting Notes had been converted. In October 2020, Charlesbank converted $253.1 million of accreted principal of the 2020 Accreting Notes and received 3,490,175 shares of the Company’s Class A common stock.
Use of Proceeds of the Notes
The Company intends to use the remainder of the net proceeds from the Notes for working capital and general corporate purposes, including, but not limited to, operating and capital expenditures. The Company may also use a portion of the net proceeds to finance acquisitions, strategic transactions, investments. repurchases of its Class A common stock or the repayment, redemption, purchase or exchange of indebtedness (including the Notes).
Seniority of Notes
The Notes are general senior unsecured obligations of the Company. The Notes rank senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes, rank equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated, and are effectively subordinated in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The Non-Accreting Notes are structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries, including Wayfair LLC’s guaranty of the 2020 Accreting Notes, and the 2020 Accreting Notes are structurally subordinated to all existing and future indebtedness and liabilities of the Company’s subsidiaries (other than Wayfair LLC).

The following table presents the outstanding principal amount and carrying value of the Notes as of the date presented:

	September 30, 2020					December 31, 2019
	2017 Notes	2018 Notes	2019 Notes	2020 Accreting Notes	2020 Notes	2017 Notes	2018 Notes	2019 Notes
	(in thousands)
Principal amounts:
Principal	$27,171	$575,000	$948,750	$535,000	$1,518,000	$431,250	$575,000	$948,750
Unamortized debt discount	(2,764)	(140,200)	(251,548)	(42,650)	(304,624)	(59,830)	(161,275)	(277,700)
Net carrying amount	$24,407	$434,800	$697,202	$492,350	$1,213,376	$371,420	$413,725	$671,050
The following tables present total interest expense recognized related to the Notes:

	Three Months Ended September 30,
	2020					2019
	2017 Notes	2018 Notes	2019 Notes	2020 Accreting Notes	2020 Notes	2017 Notes	2018 Notes	2019 Notes
	(in thousands)
Contractual interest expense	$224	$1,617	$2,372	$3,310	$1,239	$404	$1,617	$1,031
Interest cost related to amortization of the debt discount	2,970	7,172	8,759	2,632	6,937	5,058	6,613	3,799
Total interest expense	$3,194	$8,789	$11,131	$5,942	$8,176	$5,462	$8,230	$4,830

	Nine Months Ended September 30,
	2020					2019
	2017 Notes	2018 Notes	2019 Notes	2020 Accreting Notes	2020 Notes	2017 Notes	2018 Notes	2019 Notes
	(in thousands)
Contractual interest expense	$1,033	$4,852	$7,063	$6,502	$1,239	$1,213	$4,852	$1,031
Interest cost related to amortization of the debt discount	13,471	21,075	25,912	4,317	6,937	14,948	19,423	3,799
Total interest expense	$14,504	$25,927	$32,975	$10,819	$8,176	$16,161	$24,275	$4,830
The estimated fair value of the 2017 Notes, 2018 Notes, 2019 Notes, 2020 Notes, and 2020 Accreting Notes was $75.6 million, $1.5 billion, $1.8 billion, $1.5 billion and $2.2 billion, respectively, as of September 30, 2020. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2020 Accreting Notes was determined through an option pricing model using Level 3 inputs including volatility and credit spread. The fair values of the Non-Accreting Notes and the 2020 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Investments and Fair Value Measurements. The if-converted value of the 2017 Notes, 2018 Notes, 2019 Notes, and 2020 Accreting Notes exceeded the principal value by $48.8 million, $862.5 million, $910.7 million, and $1.6 billion, respectively, as of September 30, 2020. The if-converted value of the 2020 Notes did not exceed the principal value as of September 30, 2020.

16. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share is presented using the two-class method required for participating securities: Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. For more information on the rights of Class A and Class B common stockholders, see Note 13, Stockholders’ Deficit.
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
The Company allocates undistributed earnings between the classes on a one-to-one basis when computing earnings (loss) per share. As a result, basic and diluted earnings (loss) per Class A and Class B shares of common stock are equivalent.
The following table presents the calculation of basic and diluted earnings (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerator:
Numerator for basic EPS - Net income (loss)	$173,166	$(272,035)	$161,178	$(654,362)
Effect of dilutive securities:
Interest expense associated with convertible debt instruments	9,136	—	—	—
Numerator for diluted EPS - net income (loss) available to common stockholders after the effect of dilutive securities	$182,302	$(272,035)	$161,178	$(654,362)
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	95,373	92,540	94,767	91,820
Effect of dilutive securities:
Employee stock options	24	—	32	—
Restricted stock units	4,123	—	3,222	—
Convertible debt instruments	9,680	—	—	—
Dilutive potential common shares	13,827	—	3,254	—
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	109,200	92,540	98,021	91,820

Basic earnings (loss) per share	$1.82	$(2.94)	$1.70	$(7.13)
Diluted earnings (loss) per share	$1.67	$(2.94)	$1.64	$(7.13)

The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted earnings (loss) per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Outstanding employee stock options	—	51	—	51
Unvested restricted common stock	—	20	—	20
Unvested restricted stock units	116	7,823	510	7,823
Shares related to convertible debt instruments	13,228	15,474	20,232	15,474
Total	13,344	23,368	20,742	23,368
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

	2017 Notes / Restated 2017 Capped Call Transactions	2018 Notes / 2018 Capped Call Transactions	2019 Notes / 2019 Capped Call Transactions	2020 Accreting Notes	2020 Notes / 2020 Capped Call Transactions
	(in thousands)
Shares potentially issuable from convertible debt instruments	261	4,940	6,390	7,379	3,639
Shares obtainable from the exercise of capped call transactions	(1,347)	(2,322)	(3,003)	—	(1,710)
Total	(1,086)	2,618	3,387	7,379	1,929
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

18. Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This ASU simplifies the accounting for convertible instruments by removing the separation models for convertible debt with cash conversion features and convertible instruments with a beneficial conversion feature. Under ASU 2020-06, a convertible debt instrument with those features will generally be reported as a single liability at its amortized cost with no separate accounting for the embedded conversion features. We expect the elimination of these models will reduce reported interest expense and increase reported net income for the Company’s existing convertible instruments falling under the scope of those models before the adoption of ASU 2020-06. ASU 2020-06 requires the application of the if-converted method when calculating diluted earnings per share, eliminating the Company’s ability to use the treasury stock method when certain conditions are met. The ASU is effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. Management is currently evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited Consolidated and Condensed Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those included in Part I, Item 1, Special Note Regarding Forward Looking Statements, and in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, our actual results may differ materially from those anticipated in these forward-looking statements.
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
Our operating and reportable segments are the U.S. and International. The following table presents net revenue attributable to our reportable segments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
U.S. net revenue	$3,274,872	$1,966,654	$8,901,559	$5,624,870
International net revenue	564,698	338,833	1,572,746	968,697
Total net revenue	$3,839,570	$2,305,487	$10,474,305	$6,593,567
For more information on our segments, see Note 11, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
COVID-19 Outbreak
We are continuing to closely monitor the impact of the COVID-19 outbreak on our business, results of operations and financial results. The situation surrounding the COVID-19 outbreak remains fluid and the full extent of the positive or negative impact of the COVID-19 outbreak on our business will depend on certain developments including the length of time that the outbreak continues, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, partners, and stockholders, all of which are uncertain and cannot be predicted. See Part II, Item 1A, Risk Factors for additional details. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers. As a result, we have taken a number of precautionary measures, including implementing social distancing and enhanced cleaning measures in our facilities, suspending all non-essential travel, transitioning a large portion of our employees to working-from-home, reimbursing certain employee technology purchases, providing employee welfare programs, providing emergency paid time off and targeted hourly pay increases and developing no contact delivery methods.

In an effort to contain or slow the COVID-19 outbreak, authorities across the world have implemented various measures, some of which have been subsequently rescinded or modified, including travel bans, stay-at-home orders and shutdowns of certain businesses. We anticipate that these actions and the global health crisis caused by the COVID-19 outbreak, including any resurgences, will continue to negatively impact global economic activity. While the COVID-19 outbreak has not had a material adverse impact on our operations to date and we believe the long-term opportunity that we see for shopping for the home online remains unchanged, it is difficult to predict all of the positive or negative impacts the COVID-19 outbreak will have on our business.
In the short term, we have continued to see increased sales and order activity in the market since the COVID-19 outbreak. In order to keep up with the increased orders, we have hired and are continuing to hire additional frontline and sales and service workers. However, much is unknown and accordingly the situation remains dynamic and subject to rapid and possibly material change. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, partners, stockholders and communities.
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
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands, except LTM Net Revenue per Active Customer and Average Order Value)
Direct Retail Financial and Operating Metrics:
Direct Retail Net Revenue (1)	$3,827,265	$2,299,680	$10,444,083	$6,562,620
Active Customers	28,783	19,071	28,783	19,071
LTM Net Revenue per Active Customer	$451	$449	$451	$449
Orders Delivered	15,758	9,121	44,526	26,446
Average Order Value	$243	$252	$235	$248
Non-GAAP Financial Measures:
Adjusted EBITDA	$371,112	$(144,184)	$683,648	$(316,385)
Free Cash Flow	$255,028	$(180,900)	$954,007	$(439,188)
(1) Direct Retail net revenue is calculated by taking consolidated net revenue and excluding U.S. net revenue derived from the websites operated by our retail partners and our media solutions business, which accounted for $12.3 million and $30.2 million of net revenue for the three and nine months ended September 30, 2020, respectively, and $5.8 million and $30.9 million of net revenue for the three and nine months ended September 30, 2019, respectively.
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) before depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other (expense) income, net, (benefit) provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

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
The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Reconciliation of Adjusted EBITDA
Net income (loss)	$173,166	$(272,035)	$161,178	$(654,362)
Depreciation and amortization	72,575	50,250	208,532	134,172
Equity-based compensation and related taxes	76,683	65,275	211,376	173,963
Interest expense, net	36,315	14,432	87,472	33,922
Other expense (income), net	13,584	(2,182)	10,720	(5,582)
(Benefit) provision for income taxes, net	(1,211)	76	414	1,502
Other (1)	—	—	3,956	—
Adjusted EBITDA	$371,112	$(144,184)	$683,648	$(316,385)
(1) The Company recorded $4.0 million in the nine months ended September 30, 2020 in selling, operations, technology, general and administrative expenses in the Consolidated and Condensed Statements of Operations related to severance costs associated with February 2020 workforce reductions.
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
The following table presents a reconciliation of net cash provided by (used in) operating activities to Free Cash Flow for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$331,027	$(76,441)	$1,209,988	$(160,523)
Purchase of property and equipment	(41,493)	(68,628)	(146,303)	(183,968)
Site and software development costs	(34,506)	(35,831)	(109,678)	(94,697)
Free Cash Flow	$255,028	$(180,900)	$954,007	$(439,188)
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
Other (expense) income, net
Other (expense) income, net consists primarily of the loss on extinguishment of debt for the 2017 Notes, foreign currency exchange gains or losses, and realized gains on our available-for-sale investments.
(Benefit) provision for income taxes, net
(Benefit) provision for income taxes, net consists of U.S. federal and state income taxes and taxes on income earned in certain foreign jurisdictions.
Results of Consolidated Operations
Comparison of the three months ended September 30, 2020 and 2019
Net revenue

	Three months ended September 30,
	2020	2019	% Change
	(in thousands)
U.S. net revenue	$3,274,872	$1,966,654	66.5%
International net revenue	564,698	338,833	66.7%
Net revenue	$3,839,570	$2,305,487	66.5%
In the three months ended September 30, 2020, net revenue increased by $1.5 billion, or 66.5%, compared to the same period in 2019, primarily due to growth in our customer base, with the number of active customers increasing by 50.9% as of September 30, 2020 compared to September 30, 2019. There was an increase in order frequency, with LTM orders per active customer increasing by 4.9% as of September 30, 2020 compared to September 30, 2019. Additionally, active customers on average spent more in the three months ended September 30, 2020, with LTM net revenue per active customer increasing 0.4% as of September 30, 2020 compared to September 30, 2019. Our U.S. net revenue increased 66.5%, while our International net revenue increased 66.7%. International Net Revenue Constant Currency Growth was 63.9%.
Cost of goods sold

	Three months ended September 30,
	2020	2019	% Change
	(in thousands)
Cost of goods sold	$2,692,142	$1,765,566	52.5%
In the three months ended September 30, 2020, cost of goods sold increased by $0.9 billion, or 52.5%, compared to the same period in 2019. The increase in cost of goods sold was primarily driven by an increase in the number of orders delivered, partially offset by efficiencies gained in shipping costs from our logistics network.

Operating expenses

	Three months ended September 30,
	2020	2019	% Change
	(in thousands)
Customer service and merchant fees (1)	$139,589	$91,255	53.0%
Advertising	344,025	281,846	22.1%
Selling, operations, technology, general and administrative (1)	441,960	426,529	3.6%
Total operating expenses	$925,574	$799,630	15.8%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.6%	4.0%
Advertising	9.0%	12.2%
Selling, operations, technology, general and administrative (1)	11.5%	18.5%
	24.1%	34.7%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended September 30,
	2020	2019
	(in thousands)
Customer service and merchant fees	$4,477	$2,374
Selling, operations, technology, general and administrative	$69,361	$61,451
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $10.0 million in the three months ended September 30, 2020 compared to the same period in 2019, as a result of RSUs awarded in 2019 and the nine months ended September 30, 2020.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended September 30,
	2020	2019
Customer service and merchant fees	3.5%	3.9%
Selling, operations, technology, general and administrative	9.7%	15.8%
Excluding the impact of equity-based compensation and related taxes, customer service and merchant fees increased by $46.2 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to the increase in customer service personnel costs and net revenue during the three months ended September 30, 2020.
Our advertising expenses increased by $62.2 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily as a result of an increase in online advertising. Advertising decreased as a percentage of net revenue in the three months ended September 30, 2020 compared to the same period in 2019. The decrease was primarily attributable to efficiencies in our advertising spend, partially offset by increased investment to generate future customer growth.
Excluding the impact of equity-based compensation and related taxes, selling, operations, technology, general and administrative expenses increased by $7.5 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to the increase in net revenue and the associated growth in our operations. The increase in selling, operations, technology, general and administrative was primarily attributable to an increase in depreciation and amortization, partially offset by reduced personnel and personnel-related costs.

Interest (expense), net

	Three months ended September 30,
	2020	2019	% Change
	(in thousands)
Interest (expense), net	$(36,315)	$(14,432)	151.6%
Our interest (expense), net increased by $21.9 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily attributable to our convertible notes and other borrowings.
Other (expense) income, net

	Three months ended September 30,
	2020	2019	% Change
	(in thousands)
Other (expense) income, net	$(13,584)	$2,182	(722.5)%
Our other (expense) income, net increased by $15.8 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily attributable to the $12.6 million loss for the extinguishment of debt for the 2017 Notes.

(Benefit) provision for income taxes, net

	Three months ended September 30,
	2020	2019	% Change
	(in thousands)
(Benefit) provision for income taxes, net	$(1,211)	$76	(1,693.4)%
Our (benefit) provision for income taxes, net increased by $1.3 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily related to the recognition of a discrete tax benefit due to excess tax benefits on equity awards for U.S. employees, offset by taxes on income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes.
Comparison of the nine months ended September 30, 2020 and 2019
Net revenue

	Nine months ended September 30,
	2020	2019	% Change
	(in thousands)
U.S. net revenue	$8,901,559	$5,624,870	58.3%
International net revenue	1,572,746	968,697	62.4%
Net revenue	$10,474,305	$6,593,567	58.9%
In the nine months ended September 30, 2020, net revenue increased by $3.9 billion, or 58.9%, compared to the same period in 2019, primarily due to growth in our customer base, with the number of active customers increasing by 50.9% as of September 30, 2020 compared to September 30, 2019. There was an increase in order frequency, with LTM orders per active customer increasing 4.9% as of September 30, 2020 compared to September 30, 2019. Additionally, active customers on average spent more in the nine months ended September 30, 2020, with LTM net revenue per active customer increasing 0.4% as of September 30, 2020 compared to September 30, 2019. Our U.S. net revenue increased 58.3%, while our International net revenue increased 62.4%. International Net Revenue Constant Currency Growth was 64.2%.

Cost of goods sold

	Nine months ended September 30,
	2020	2019	% Change
	(in thousands)
Cost of goods sold	$7,426,724	$5,023,590	47.8%
In the nine months ended September 30, 2020, cost of goods sold increased by $2.4 billion, or 47.8%, compared to the same period in 2019. The increase in cost of goods sold was primarily driven by an increase in the number of orders delivered, partially offset by efficiencies gained in shipping costs from our logistics network.

Operating expenses

	Nine months ended September 30,
	2020	2019	% Change
	(in thousands)
Customer service and merchant fees (1)	$372,825	$256,230	45.5%
Advertising	1,037,562	784,981	32.2%
Selling, operations, technology, general and administrative (1)	1,377,410	1,153,286	19.4%
Total operating expenses	$2,787,797	$2,194,497	27.0%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.6%	3.9%
Advertising	9.9%	11.9%
Selling, operations, technology, general and administrative (1)	13.2%	17.5%
	26.7%	33.3%
(1) Includes equity-based compensation and related taxes as follows:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Customer service and merchant fees	$10,909	$6,619
Selling, operations, technology, general and administrative	$193,541	$163,585
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $34.2 million in the nine months ended September 30, 2020 compared to the same period in 2019, as a result of RSUs awarded in 2019 and the nine months ended September 30, 2020.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Nine months ended September 30,
	2020	2019
Customer service and merchant fees	3.5%	3.8%
Selling, operations, technology, general and administrative	11.3%	15.0%
Excluding the impact of equity-based compensation and related taxes, customer service and merchant fees increased by $112.3 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to the increase in net revenue during the nine months ended September 30, 2020.
Our advertising expenses increased by $252.6 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily as a result of an increase in online advertising. Advertising decreased as a percentage of net revenue in the nine months ended September 30, 2020 compared to the same period in 2019. The decrease was primarily attributable to efficiencies in our advertising spend, partially offset by increased investment to generate future customer growth.
Excluding the impact of equity-based compensation and related taxes, selling, operations, technology, general and administrative expenses increased by $194.2 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to the increase in net revenue and the associated growth in our operations. The increase in selling, operations, technology, general and administrative was primarily attributable to personnel costs, rent, information technology, and depreciation and amortization.

Interest (expense), net

	Nine months ended September 30,
	2020	2019	% Change
	(in thousands)
Interest (expense), net	$(87,472)	$(33,922)	157.9%
Our interest (expense), net increased by $53.6 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily attributable to our convertible notes and other borrowings.
Other (expense) income, net

	Nine months ended September 30,
	2020	2019	% Change
	(in thousands)
Other (expense) income, net	$(10,720)	$5,582	(292.0)%
Our other (expense) income, net increased by $16.3 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily attributable to the $12.6 million loss for the extinguishment of debt for the 2017 Notes.

Provision for income taxes, net

	Nine months ended September 30,
	2020	2019	% Change
	(in thousands)
Provision for income taxes, net	$414	$1,502	(72.4)%
Our provision for income taxes, net decreased by $1.1 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily related to income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, offset by the recognition of a discrete tax benefit related to excess tax benefits on equity awards for U.S. employees.

Liquidity and Capital Resources
 Sources of Liquidity

	September 30, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$2,442,939	$582,753
Short-term investments	$113,985	$404,252
Accounts receivable, net	$109,652	$99,720
Long-term investments	$—	$155,690
Working capital	$826,113	$(234,381)
 Historical Cash Flows

	Nine months ended September 30,
	2020	2019
	(in thousands)
Net income (loss)	$161,178	$(654,362)
Net cash provided by (used in) operating activities	$1,209,988	$(160,523)
Net cash provided by (used in) investing activities	$190,211	$(179,174)
Net cash provided by financing activities	$452,529	$787,207
At September 30, 2020, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $2.6 billion, which includes $527.4 million of net proceeds from the issuance of our 2020 Accreting Notes in April 2020 and $1.5 billion of net proceeds from the issuance of our 2020 Notes in August 2020, partially offset by $255.0 million in premiums paid in August 2020 for separate capped call transactions, $1.0 billion paid to repurchase a portion of the 2017 Notes in privately negotiated repurchase transactions, and $280.2 million of Class A common stock repurchased through stock repurchase programs. We believe that our existing cash and cash equivalents and investments, together with these incremental transactions, cash generated from operations, and the borrowing availability under our revolving credit facility, will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Further, we may from time to time seek to retire, restructure, repurchase or redeem, or otherwise mitigate the equity dilution associated with, our outstanding debt, through cash purchases, stock buybacks of some or all of the shares underlying convertible notes, and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, exchanges or liability management exercises, if any, will be upon such terms and at such prices and sizes as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Capital Expenditures were 4.4% of net revenue for the year ended December 31, 2019 and related primarily to our ongoing investments in our technology infrastructure and equipment purchases and improvements for leased warehouses within our expanding logistics network. Capital Expenditures were 2.0% of net revenue for the quarter ended September 30, 2020. On an absolute dollar basis, we expect Capital Expenditures for the three months ending December 31, 2020 to be within the range of $75.0 million to $85.0 million as we continue to build out our technology and logistics network.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q and Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, the COVID-19 outbreak has caused disruption in the capital markets. It could make financing more difficult and/or expensive and we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets due to the COVID-19 outbreak.

Operating Activities
Cash flows in connection with operating activities consisted of our net income (loss) adjusted for certain non-cash items including depreciation and amortization, equity-based compensation, and certain other non-cash expenses, as well as the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net income (loss).
Cash provided by operating activities in the nine months ended September 30, 2020 was $1.2 billion and was driven primarily by cash provided by operating assets and liabilities of $552.8 million, the net impact of certain non-cash items including equity-based compensation of $197.1 million, depreciation and amortization expense of $208.5 million, net income of $161.2 million, amortization of discount and issuance costs related to our convertible notes of $78.2 million and other non-cash items of $12.0 million.
Cash used in operating activities in the nine months ended September 30, 2019 was $160.5 million and was driven primarily by a net loss of $654.4 million and other non-cash items of $1.6 million, partially offset by cash provided by operating assets and liabilities of $158.6 million, the net impact of certain non-cash items including equity-based compensation of $162.0 million, depreciation and amortization expense of $134.2 million, and amortization of discount and issuance costs related to our convertible notes of $40.7 million.
 Investing Activities
Our primary investing activities consisted of purchases of property and equipment, particularly purchases of servers and networking equipment, investment in our sites and software development, disposal of short- and long-term investments, and leasehold improvements for our facilities.
Cash provided by investing activities in the nine months ended September 30, 2020 was $190.2 million and was primarily driven by sale and maturities of short-and long-term investments of $466.3 million, partially offset by purchases of property and equipment of $146.3 million and site and software development costs of $109.7 million, purchase of short-and long-term investments of $20.0 million and other investing activities of $0.1 million.
Cash used in investing activities in the nine months ended September 30, 2019 was $179.2 million and was primarily driven by purchases of property and equipment of $184.0 million and site, software development costs of $94.7 million and other investing activities of $16.0 million, partially offset by a net increase in the maturity of short-term investments of $115.5 million.
Financing Activities
Cash provided by financing activities in the nine months ended September 30, 2020 was $452.5 million and was primarily due to the $2.0 billion of net proceeds from the issuance of our 2020 Accreting Notes and 2020 Notes, $200.0 million of proceeds from the borrowing under our revolving credit facility and $0.4 million of other financing activities, net, partially offset by an aggregate payment of $1.0 billion to partially extinguish the 2017 Notes, a repurchase of common stock of $280.2 million, $255.0 million of premiums paid for the 2020 Capped Call Transactions, and the repayment of $200.0 million of the outstanding balance under our revolving credit facility.
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
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700 million of our Class A common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program replaced our previous $200 million stock repurchase authorization approved by the Board in 2018 (the “2018 Repurchase Program”), which was terminated simultaneously. The Company repurchased 432,548 shares of Class A common stock for approximately $143.0 million under the 2018 Repurchase Program before it was terminated and replaced by the 2020 Repurchase Program. The 2020 Repurchase Program does not obligate the Company to purchase any shares of Class A common stock and has no expiration but may be suspended or terminated by the Board at any time. Under the 2020 Repurchase Program, we are authorized to repurchase, from time to time, outstanding shares of Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. The actual timing, number and value of shares repurchased in the future will be determined by the Company in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital.

To date, the Company has repurchased 411,393 shares of Class A common stock for approximately $137.2 million under the 2020 Repurchase Program.
Credit Agreement and Convertible Notes
As disclosed in Note 14, Credit Agreement included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, in the nine months ended September 30, 2020, the Company borrowed under the Revolver. All borrowings were repaid as of September 30, 2020.
As disclosed in Note 15, Convertible Debt, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, during the third quarter of 2020, the Company partially repurchased the 2017 Notes, which consisted of a repurchase of $343.4 million aggregate principal amount of the 2017 Notes for an aggregate purchase price of approximately $1.0 billion. Additionally, during the third quarter of 2020, $60.6 million aggregate principal of the 2017 Notes were settled upon conversion by the holders for 582,825 shares of the Company’s Class A common stock.
The conditional conversion features of the 2017 Notes, 2018 Notes and 2019 Notes were triggered during the third quarter of 2020, and the 2017 Notes, 2018 Notes and 2019 Notes are therefore convertible in the fourth quarter of 2020 pursuant to the applicable last reported sales price conditions. The conditional conversion feature of the 2020 Notes was not triggered during the third quarter of 2020, and the 2020 Notes are therefore not convertible in the fourth quarter of 2020 pursuant to the applicable last reported sales price conditions. The 2020 Accreting Notes are convertible at any time prior to the second business day immediately preceding the maturity date. The 2019 Notes and 2020 Notes were not convertible during the third quarter of 2020. None of the 2018 Notes, the 2019 Notes or the 2020 Notes have been converted to date. As of September 30, 2020, none of the 2020 Accreting Notes had been converted. In October 2020,Charlesbank, converted $253.1 million of accreted principal of the 2020 Accreting Notes and received 3,490,175 shares of Class A common stock.
Whether any of the Non-Accreting Notes will be convertible in future quarters will depend on the satisfaction of the applicable last reported sales price condition or another conversion condition in the future. If one or more holders elect to convert their Non-Accreting Notes at a time when any such notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
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
Contractual Obligations
During the third quarter of 2020 the Company entered into an additional purchase obligation that extended the duration and increased the commitment to $300 million of certain enforceable and legally binding software license agreements. Other than this additional purchase obligation and those described in Note 15, Convertible Debt, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our 2017 Notes, which were issued in September 2017, carry a fixed interest rate of 0.375% per year, our 2018 Notes, which were issued in November 2018, carry a fixed interest rate of 1.125% per year, our 2019 Notes, which were issued in August 2019, carry a fixed interest rate of 1.00% per year, our 2020 Accreting Notes, which were issued in April 2020, carry a fixed interest at a rate of 2.50% per year, and our 2020 Notes, which were issued in August 2020, carry a fixed interest rate of 0.625% per year. Since the Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates.
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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

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
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 globally, authorities across the U.S. and the globe have implemented varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness, some of which have been subsequently rescinded or modified, such as travel bans, stay-at-home orders and shutdowns of certain businesses. These measures have impacted and may continue to impact all or portions of our workforce, operations, suppliers and customers and demand for our products and services. For example, the COVID-19 outbreak has disrupted the global supply chain, including many of our suppliers, as factory closures and reduced manufacturing output impacted inventory levels, potentially exacerbated by surging demand for products. During the COVID-19 outbreak, however, we have seen increased sales and order activity and, at times, lower advertising costs in the market.
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
The spread of COVID-19, and any future pandemic, epidemic or similar outbreak, may disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include our suppliers and logistics providers, such as FedEx, UPS, DHL, the U.S. Postal Service and other third-party delivery agents, as their workers may be prohibited or otherwise unable to report to work and transporting products within regions or countries may be limited due to extended holidays, factory closures, port closures and increased border controls and closures, among other things. We may also incur higher shipping costs due to various surcharges by third-party delivery agents on retailers related to the increased shipping demand resulting from the COVID-19 outbreak. These higher costs may affect us in the fourth quarter of 2020 as a result of peak surcharges during the holiday season and could continue to affect us thereafter.
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
As noted above, however, in the short term we have continued to see increased sales and order activity since the COVID-19 outbreak. These results, as well as those of other metrics such as net revenues, gross margins and other financial and operating data, may not be indicative of results for future periods. Some of the increased demand is likely due to customers being required or encouraged to stay at home, school closures and employers requiring employees to work remotely. Some is also likely attributable to the timing of tax refunds and COVID-related stimulus payments. Such increased demand may increase beyond manageable levels, may fluctuate significantly, or may not continue, including the possibility that demand may decrease from historical levels. Much is unknown, including the duration and severity of the COVID-19 pandemic, the amount of time it will take for normal economic activity to resume, and future government actions that may be taken, and accordingly the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our suppliers, logistics providers and customers, which ultimately could result in material adverse effects on our business, financial performance and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities
The following table provides information regarding the Company’s purchase of its common stock during the periods indicated. See Note 13, Stockholders’ Deficit, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q for information regarding our stock repurchase programs.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
Period
July 1-31, 2020	—	$—	—	$—
August 1-31, 2020	843,941	$331.65	843,941	$562,800
September 1-30, 2020	—	$—	—	$—
Total	843,941	$331.65	843,941	$562,800
(1) Includes (i) shares repurchased under the 2020 Repurchase Program described below in (3) and (ii) shares repurchased under a program announced on February 19, 2018 to repurchase up to $200 million of our Class A common stock (the “2018 Repurchase Program”). The 2018 Repurchase Program was terminated on August 21, 2020.
(2) Represents shares repurchased under the 2018 Repurchase Program and the 2020 Repurchase Program.
(3) On August 21, 2020, our Board authorized the repurchase of up to $700 million of our Class A common stock (the “2020 Repurchase Program”). The amounts shown in this column reflect the amount remaining under the 2020 Repurchase Program as of the specified period end dates. The 2020 Repurchase Program does not have an expiration date but may be suspended or terminated by our Board at any time.
Item 5. Other Information
On October 30, 2020, the Company, as guarantor, and Wayfair LLC, a wholly-owned subsidiary of the Company, as borrower, entered into an incremental commitment joinder (the “Joinder Agreement”) to the Amended and Restated Credit Agreement with Citibank, N.A., in its capacity as administrative agent, swing line lender and letter of credit issuer, and certain other lenders party thereto (the “Revolver”), which increases the revolving loan commitment under the Revolver to $200 million.

The Joinder Agreement is filed as Exhibit 10.15 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing description of the Joinder Agreement does not purport to be complete and is qualified in its entirety by reference as Exhibit 10.15 hereto.

Item 6.    Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number

4.1	Indenture, dated as of August 14, 2020, by and between Wayfair Inc. and U.S. Bank National Association, as trustee.		8-K	001-36666	8/17/2020	4.1

4.2	Form of 0.625% Convertible Senior Notes due 2025 (included in Exhibit 4.1).		8-K	001-36666	8/17/2020	4.2

10.1	Purchase Agreement, dated August 11, 2020, by and among Wayfair Inc. and Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as representatives of the several Initial Purchasers.		8-K	001-36666	8/17/2020	10.1

10.2	Letter Agreement, dated August 11, 2020, between Barclays PLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	8/17/2020	10.2

10.3	Letter Agreement, dated August 11, 2020, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	8/17/2020	10.3

10.4	Letter Agreement, dated August 11, 2020, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	8/17/2020	10.4

10.5	Letter Agreement, dated August 11, 2020, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	8/17/2020	10.5

10.6	Letter Agreement, dated August 11, 2020, between Nomura Global Financial Products Inc. and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	8/17/2020	10.6

10.7	Letter Agreement, dated August 11, 2020, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	8/17/2020	10.7

10.8	Letter Agreement, dated August 12, 2020, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	8/17/2020	10.8

10.9	Letter Agreement, dated August 12, 2020, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	8/17/2020	10.9

10.10	Letter Agreement, dated August 12, 2020, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	8/17/2020	10.10

10.11	Letter Agreement, dated August 12, 2020, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	8/17/2020	10.11

10.12	Letter Agreement, dated August 12, 2020, between Nomura Global Financial Products Inc. and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	8/17/2020	10.12

10.13	Letter Agreement, dated August 12, 2020, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	8/17/2020	10.13

10.14
Amendment No. 1 to the Amended and Restated Credit Agreement, dated August 21, 2020, among Wayfair LLC, Wayfair Inc., each other Loan Party from time to time party thereto, each Lender from time to time party thereto and Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
		X

10.15
2020 Incremental Commitment Joinder Agreement and Consent to Waiver, dated October 30, 2020, among Silicon Valley Bank, as an Incremental Lender, the other Lenders party thereto, Wayfair LLC, Wayfair Inc. and Citibank, N.A., as Administrative Agent.
		X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

+	Indicates a management contract or compensatory plan

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYFAIR INC.

Date: November 3, 2020	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 3, 2020	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial and Accounting Officer)