Form 10-K
period 2020-12-31
Wayfair Inc.
filed 2021-02-25
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 computed by reference to the closing sale price of $197.61 per share as reported on the New York Stock Exchange on that date was $13.1 billion.

Class	Outstanding at February 15, 2021
Class A Common Stock, $0.001 par value per share	77,016,878
Class B Common Stock, $0.001 par value per share	26,564,197
DOCUMENTS INCORPORATED BY REFERENCE
1

Certain sections of the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.
2

Wayfair Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2020

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed more fully below and include, but are not limited to, risks related to:
Risks Related to the novel coronavirus ("COVID-19") Outbreak
•The recent and ongoing global outbreak and spread of the COVID-19 outbreak, and any future outbreak or other public health emergency, could materially affect our operations, liquidity, financial condition and operating results.
Risks Related to Our Business and Industry
•Our recent growth rates may not be sustainable or indicative of our future growth.
•If we fail to manage our growth effectively, our business, financial condition and operating results could be harmed.
•If we fail to acquire new customers or retain existing customers, or fail to do so in a cost-effective manner, we may not be able to sustain our recent profitability.
•Our success depends in part on our ability to increase our net revenue per active customer. If our efforts to increase customer loyalty and repeat purchasing as well as maintain high levels of customer engagement are not successful, our growth prospects and net revenue will be materially adversely affected.
•Our business depends on our ability to build and maintain strong brands. We may not be able to maintain and enhance our brands if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers' expectations, which could materially adversely affect our business, operating results and growth prospects.
•Our efforts to expand our business into new brands, products, services, technologies, and geographic regions will subject us to additional business, legal, financial and competitive risks and may not be successful.
•Expansion of our international operations will require management attention and resources, involves additional risks and may be unsuccessful, which could harm our future business development and existing domestic operations.
•Until fiscal 2020, we had a history of losses and we may be unable to sustain our recent profitability and positive cash flow in the future as we continue to expand our business.
•We depend on our relationships with third parties, and changes in our relationships with these parties could adversely impact our net revenue and profits.
•Our failure or the failure of third-party service providers to protect our sites, networks and systems, confidential information and assets against security breaches or loss could damage our reputation and brand and substantially harm our business and operating results.
•Purchasers of home goods may not choose to shop online, which would prevent us from growing our business.
•We may be subject to product liability and other similar claims if people or property are harmed by the products we sell.
•Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance as well as our reputation and brand.
•We may be unable to source new suppliers or strengthen our relationships with current suppliers.
•Seasonal trends in our business create variability in our financial and operating results and place increased strain on our operations.
•Uncertainties in global economic conditions and their impact on consumer spending patterns, particularly in the home goods market, could adversely impact our operating results.

Risks Related to Laws and Regulations
•Government regulation of the Internet and e-commerce is evolving and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.
•Expansion into new global markets may subject us to additional laws and regulations, requiring additional investment to comply, which could adversely affect our operating results, or subject us to fines and penalties.

Risks Related to Our Indebtedness
•Our outstanding indebtedness, or additional indebtedness that we may incur, could limit our operating flexibility and adversely affect our financial condition.
Risks Related to Ownership of our Class A Common Stock
•The dual class structure of our common stock has the effect of concentrating voting control with our co-founders, which will limit your ability to influence corporate matters.
•Our stock price may be volatile or may decline regardless of our operating performance.

PART I
Item 1. Business
Overview
Wayfair is one of the world's largest online destinations for the home. Its co-founders are lifetime tech innovators who have worked together in the commercial Internet sector since 1995. As engineers themselves, they have created a company culture deeply rooted in technology and data, and their significant equity ownership in Wayfair has informed their leadership and allowed them to take a long-term view when building the company. Unless the context indicates otherwise, "Wayfair," "the company," "we," "us," "our" and similar terms refer to Wayfair Inc. and its subsidiaries.
Through our e-commerce platform, we offer customers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over twenty-two million products from over 16,000 suppliers. We are focused on bringing our customers an experience that is at the forefront of shopping for the home online. Wayfair customers span a wide range of demographics, with annual household income ranging from $25,000 to $250,000, and also include business professionals. Because each of our customers has a different taste, style, purchasing goal and budget when shopping for her home, we have built one of the largest online selections of furniture, décor, housewares and home improvement products. We are able to offer this vast selection of products because we hold minimal inventory. We specialize in the home category and this has enabled us to build a shopping experience and logistics infrastructure that is tailored to the unique characteristics of our market.
The delivery experience and overall customer service we offer our shoppers are central to our business. The majority of our products are shipped to customers directly from our suppliers with an increasing proportion flowing through our own logistics network. We have invested considerably in our logistics network and leverage these capabilities to improve the experience for both customers and suppliers. This network consists of CastleGate and the Wayfair Delivery Network ("WDN"). We also offer inbound services via International Supply Chain ("ISC") solutions. Our CastleGate facilities enable suppliers to forward-position their inventory in our warehouses, allowing us to offer faster delivery. Through WDN, we can directly manage large parcel deliveries via consolidation centers, cross docks and last mile delivery facilities, which, alongside CastleGate, enables us to speed up deliveries, decrease our reliance on third parties and undertake efforts to reduce damage. ISC services allow our suppliers to unlock efficiencies on inbound logistics, including through Asia-based product consolidation and port-to-door freight forwarding solutions. We believe these investments in logistics capabilities result in an enhanced experience for our customers and suppliers. In addition to logistics, we offer a range of supplemental media and merchandising services in support of a seamless selling experience for suppliers. We also believe providing superior customer service is key to delighting our customers. Our customer service locations are staffed with over 4,100 highly-trained sales and service employees located in the United States ("U.S.") and Europe.
Segments
Our operating and reportable segments are the U.S. and International, which includes our businesses in Canada, the United Kingdom and Germany. See Note 13 to the consolidated financial statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Net revenue of the U.S. segment represented 84% of consolidated net revenue for the year ended December 31, 2020.
Our Industry
The home goods market is large and characterized by specific consumer trends, structural challenges and market dynamics that are shaping the future of our industry.
Addressable Market Size and Growth
We estimate today the annual U.S. market for home goods is approximately $450 billion, of which approximately 20% is sold online by our estimates. According to data released by the U.S. Census Bureau, there are approximately 99 million households in the U.S. with annual incomes between $25,000 and $250,000. Moreover, we believe there are approximately 193 million individuals between the ages of 20 and 64 in the U.S., many of whom are accustomed to purchasing goods online. As younger generations age, start new families and move into new homes, we expect online sales of home goods to increase. In addition, we believe the online home goods market will further grow as older generations of consumers become increasingly comfortable purchasing online. Including our presence in Canada and Western Europe, we believe we have more than doubled the size of our total addressable market.

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
When shopping for the home, consumers desire uniqueness, which requires vast selection. In the market for home goods, consumers with different tastes, styles, purchasing goals and budgets require a broad selection of products and choices. Brick and mortar home goods retailers must balance scale of selection with the challenges of high inventory carrying costs and limited showroom and storage space - as a result, to browse a vast selection of products, consumers must shop multiple stores. Other e-commerce retailers that sell home goods typically focus their shopping experiences around keyword search, instead of a browse-oriented journey that encourages discovery. We believe the lack of an easy-to-browse, one-stop shopping experience with massive selection has led to dissatisfaction with home goods shopping both online and off.
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
Our Solution - Key Benefits for Our Customers
We offer broad selection and choice. We have one of the largest online selections of furniture, décor, housewares and home improvement products, with over twenty-two million products from over 16,000 suppliers. We have built a portfolio of over 100 house brands, which offer a curated brand experience, making it easier for customers to discover styles, products and price points that appeal to them.
Convenience and value are central to our offering. We are a one-stop shop for consumers in the home goods category, with competitive pricing reflecting the many supplier participants on our platform and a differentiated and robust merchandising experience. For items shipped from our CastleGate warehouses, we are able to deliver many products to a majority of the U.S. population in two days or less.
We give customers inspirational content and an engaging shopping journey. To inspire customers, we produce beautiful imagery and highly-tailored editorial content both in house and through third parties. We use personalization to create a more engaging consumer experience and we allow customers to create looks they love with tools such as our Idea Boards. More than half of the traffic coming to Wayfair.com is from mobile devices and our investment in mobile allows us to deliver value, convenience and inspiration to consumers anytime and anywhere. Our mobile app also offers customers a powerful way to shop for their home from their home using our "View in Room 3D" augmented reality tool.
We support our customers' shopping journey from start to finish through everything from financing solutions to customer support. Our private label and co-branded credit cards build loyalty and encourage repeat shopping with cash back rewards. Superior customer service is a core part of the experience we offer shoppers. Our customer service organization has over 4,100 employees who help consumers navigate our sites, answer questions and complete orders, as well as specialists focused on specific product classes. This team helps us build trust with consumers, build our brand awareness, enhance our reputation and drive sales.
Our Solution - Key Benefits for Our Suppliers
We give suppliers cost-effective access to our large customer base. We sell products from over 16,000 suppliers, many of which are small, family-run operations without well-known product brands and without easy retail access to a large customer base. We provide our suppliers with access to our large customer base, with 31.2 million active customers over the last twelve months, enabling them to increase their sales and access the growing e-commerce market.
Suppliers can leverage our technological expertise to enhance their success on our platform. Our technology platform is designed to allow suppliers to easily provide us with their full product selection and to highlight selected products for customers on our sites. We offer our suppliers a view of our demand and inventory needs via powerful data and analytics. Suppliers are also able to enhance their media and merchandising by using additional services provided by Wayfair, including through sponsored content and 3D image creation. Through our technology platform, we believe many of our suppliers have increased their sales, which has strengthened their loyalty to us.
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
On our sites, we also feature certain products under our house brands, such as Three Posts® and Mercury Row®. Through these house brands, which feature curated selections refined by style and price point, we help our customers navigate our vast product assortment to find items that uniquely match their needs.
"Direct Retail" sales include net revenue from customers generated through the family of sites described above.
Technology
We have custom-built our proprietary technology and operational platform to deliver the best experience for both our customers and suppliers. Our success has been built on a culture of data-driven decision-making, operational discipline and an unwavering focus on the customer. We believe that control of our technology systems, which gives us the ability to update them often, is a competitive advantage.
Our team of over 3,000 engineers and data scientists has built a full set of technology solutions specific to the home goods market. Our storefront consists of a large set of tools and systems with which our customers directly interact, that are specifically tuned for shopping the home goods category by mixing lifestyle imagery with easy-to-use navigation tools and personalization features designed to increase customer conversion. We have designed operations software to deliver the reliable and consistent experience consumers desire, with proprietary software enhancing our performance in areas such as integration with our suppliers, our warehouse and logistics network and our customer service operation. Much of our advertising technology was internally developed, including campaign management and bidding algorithms for online advertising. This allows us to leverage our internal data and target customers efficiently across various channels. We also partner selectively with marketing partners where we find solutions that meet our marketing objectives and deliver a strong return on investment.
Much of the underlying infrastructure for storefront, operations and advertising technology is common across all of our sites and countries. We rely on a hybrid data infrastructure that integrates a physical data center network with a cloud-based solution for data storage and processing. Our physical data centers are highly secure, with wide geographic distribution and engineering resources to support high availability. These systems are monitored 24x7 by our network operations center for performance and security.
Marketing
Our marketing efforts bring new and repeat customers to our sites and help us acquire their email addresses through various paid and non-paid advertising methods. Our paid advertising efforts consist primarily of online channels, including search engine marketing, display advertising and paid social media, and to a lesser extent direct mail and television advertisements. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile "push" notifications and email. Upon acquiring a customer or a potential customer's email address, we seek to increase their engagement with our sites and drive repeat purchases. This effort to increase engagement and repeat purchasing is driven by all of our marketing tools, including personalized email marketing efforts and customer retargeting. We rigorously manage our paid marketing efforts towards the goal that each new spending initiative is cost-effective with a measurable return on investment within a designated period of time.
Logistics
Our logistics network was built specifically for the home category, where items can be bulky, heavy and prone to damage. Historically, our primary method of fulfillment was a drop-ship network where integration into our suppliers' back-end technology infrastructure allowed us to process an order and send it directly to a supplier's warehouse. We would then arrange for shipment from the loading dock of the supplier's warehouse to the customer's home. Depending on the size of the package, the delivery would be made either through carriers such as FedEx, UPS, DHL, the U.S. Postal Service or third-party line haul trucking companies and third-party last mile home delivery agents. Today, an increasing proportion of customer orders is being shipped from our CastleGate warehouses. This is facilitated by our ISC services, offering inbound freight, drayage and ocean services for suppliers sending products from Asia with direct delivery to CastleGate locations. The majority of large parcel items are delivered to the customer through our WDN, which includes consolidation centers, cross docks and last mile delivery facilities. For smaller items, we partner with carriers to handle the delivery to the customer. We believe that our proprietary logistics network will help drive incremental sales by delighting our customers with faster delivery times and a better home delivery experience. Over time we believe this network will also lower our costs per order by reducing damage rates and leveraging economies of scale in transportation.
Customer Service
Our customer service team consists of approximately 4,100 highly-trained sales and service employees located across the U.S. and Europe who are available to help our customers with sales and service via phone, email or online chat. Because we view superior customer service as one of our key values, our sales and service employees receive extensive training as well as competitive compensation and benefit packages. The team consists of generalists as well as specialists who have deeper expertise and training in select areas of our catalog, such as lighting, flooring and upholstery.
Our Growth Strategy
Our goal is to further improve our leadership in the home goods market by pursuing the following key strategies:
•continue building our brands by delighting our customers;
•acquire new customers and increase repeat purchases from existing customers;
•invest in technology to further improve our customer and supplier experiences;
•grow certain categories where we under-index the broader home goods market today;
•increase delivery speed and improve the delivery experience for our customers through the continued build-out of our proprietary logistics network;
•continue to expand internationally; and
•opportunistically pursue strategic acquisitions.
Competition
The market for online home goods and furniture is highly competitive, fragmented and rapidly changing. While we are primarily focused on the mass market, we compete across all segments of the home goods market. Our competition includes furniture stores, big box retailers, department stores, specialty retailers and online retailers and marketplaces in the U.S., Canada, the United Kingdom and Germany, including:
•Furniture Stores: American Freight, Ashley Furniture, Bob's Discount Furniture, Havertys, Raymour & Flanigan and Rooms To Go;
•Big Box Retailers: Bed Bath & Beyond, Home Depot, IKEA, Lowe's, Target and Walmart;
•Department Stores: JCPenney, Macy's and Neiman Marcus;

•Specialty Retailers: Arhaus, At Home, Container Store, Crate and Barrel, Design Within Reach, Ethan Allen, Floor & Decor, LL Flooring, Mitchell Gold + Bob Williams, Restoration Hardware, Room & Board, TJX Companies and Williams Sonoma;
•Online Retailers and Marketplaces: Amazon, Build.com, Houzz, eBay and Overstock
•International: Argos, Canadian Tire, Home24, John Lewis, Leon's, Made, Otto and Westwing, in addition to several of the companies listed above who also compete with us internationally.
We believe that the primary competitive factors in the mass market are vast selection, visually inspiring browsing, compelling merchandising, ease of product discovery, price, convenience, reliability, speed of fulfillment and customer service. We believe our technological and operational expertise allows us to provide our customers with a vast selection of goods, attractive price points, reliable and timely fulfillment, plus superior customer service and that the combination of these capabilities is what provides us with a sustainable competitive advantage.
Human Capital
At Wayfair, we believe strongly in our people and want to ensure each and every employee is empowered and positioned to bring their authentic self to work every day.
Wayfair has a dedicated Diversity, Equity and Inclusion team that serves as our internal compass in promoting a global community, ensuring an inclusive culture and growing market penetration through innovation that only a sense of belonging across a diverse workforce can provide. We use qualitative and quantitative data to identify levers to create equitable outcomes for not only our people, but for our customers, our suppliers and our partners.

As we look to the future of our business and the ever changing landscape of our diverse population, we believe that focusing on leadership commitment and collaboration, awareness and education, building infrastructure to support a diverse population and growing our employee resource groups is imperative to building a workplace that feels like home.
We believe we have a good relationship with our employees, which include 16,122 full-time equivalent employees as of December 31, 2020. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our logistics network. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
COVID-19 Outbreak
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The global health crisis caused by the COVID-19 outbreak, including any resurgences, has and will continue to negatively impact global economic activity. During this time, our focus remains on promoting the health, safety and financial security of our employees and serving our customers. As a result, we have taken a number of precautionary measures, including implementing social distancing, enhanced cleaning measures and COVID-19 testing in our facilities, suspending all non-essential travel, transitioning a large portion of our employees to working-from-home, reimbursing certain employee technology purchases, establishing employee welfare programs, providing emergency paid time off and targeted hourly pay increases and developing no-contact delivery methods.
While the COVID-19 outbreak has not had a material adverse impact on our operations to date and we believe the long-term opportunity that we see for shopping for the home online remains unchanged, it is difficult to predict all of the positive or negative impacts the COVID-19 outbreak will have on our business over the short- and long-term.

Additional information regarding the impact of the COVID-19 outbreak on our business is set forth within this Part I, Item 1A, Risk Factors and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations
 of this Annual Report on Form 10-K.

Seasonality
Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. However, during the fiscal year ended December 31, 2020, typical seasonality was disrupted by the COVID-19 outbreak. Beginning in March 2020, authorities across the U.S. and the globe implemented varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness, including travel bans, stay-at-home orders and shutdowns of certain businesses. These factors contributed to higher sales volume during our second and third quarters of fiscal 2020.
Intellectual Property
We believe our intellectual property, including any trademarks, service marks, copyrights, domain names, patents, trade dress, trade secrets and proprietary technologies, is an important part of our business. We seek to protect our intellectual property by relying on federal, state and common law rights in the United States and other countries, as well as contractual restrictions. We generally enter into confidentiality and assignment of invention assignment agreements with employees and certain contractors and confidentiality agreements with other third parties, such as suppliers, in order to limit access to, and disclosure and use of, our confidential information and proprietary technology. In addition to these contractual arrangements, we also rely on a combination of trademarks, trade dress, domain names, copyrights, trade secrets and patents to help protect our other intellectual property.
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
Available Information
We encourage investors to use our investor relations website, investor.wayfair.com, to find information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission ("SEC"), as well as corporate governance information (including our Code of Business Conduct and Ethics). We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Wayfair and other issuers that file electronically with the SEC. Our telephone number is (617) 532-6100 and our website address is www.wayfair.com. The information contained in our website or connected thereto is not a part of, or incorporated into, this Annual Report on Form 10-K. Further, our references to website URLs are intended to be inactive textual references only.

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
Risks Related to the COVID-19 Outbreak
The recent and ongoing global outbreak and spread of the COVID-19 outbreak, and any future outbreak or other public health emergency, could materially affect our business, liquidity, financial condition and operating results.
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 globally, authorities across the U.S. and the globe have and continue to implement varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness, some of which have been subsequently rescinded or modified, such as travel bans, stay-at-home orders and shutdowns of certain businesses. These measures have impacted and may continue to impact all or portions of our workforce, operations, suppliers and customers and demand for our products and services. For example, the COVID-19 outbreak has disrupted the global supply chain, including many of our suppliers, as factory closures and reduced manufacturing output impacted inventory levels, potentially exacerbated by surging demand for products. During the COVID-19 outbreak, however, we have seen increased sales and order activity and, at times, lower advertising costs in the market.
The virus also impacted our workforce, moving a large portion of our employees to working-from-home and adding administrative complexity to our everyday human resources and employee technology functions. Disruption caused by business responses to the COVID-19 outbreak, including working-from-home arrangements, may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could damage our reputation and commercial relationships, disrupt operations, increase costs and/or decrease net revenues and expose us to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and others, any of which could have a material adverse effect on our business, financial condition and operating results.
The spread of COVID-19, and any future pandemic, epidemic or similar outbreak, may disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include our suppliers and logistics providers, such as FedEx, UPS, DHL, the U.S. Postal Service and other third-party delivery agents, as their workers may be prohibited or otherwise unable to report to work and transporting products within regions or countries may be limited due to extended holidays, factory closures, port closures and increased border controls and closures, among other things. We may also incur higher shipping costs due to various surcharges by third-party delivery agents on retailers related to the increased shipping demand resulting from the COVID-19 outbreak. These higher costs affected us in the fourth quarter of 2020 as a result of peak surcharges during the holiday season and may continue to affect us in future quarters.
Further, our efforts to mitigate the impact of COVID-19 through social distancing measures, enhanced cleaning measures, the increased use of personal protective equipment and COVID-19 testing at our warehouses and other facilities, as well as other steps taken to protect the health, safety and financial security of our employees, may result in other negative impacts on our operations, including increased costs, reduced efficiency levels or labor disputes resulting in a strike or other work stoppage or interruption.
The COVID-19 outbreak has also significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of and accessibility to capital. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. The COVID-19 outbreak has caused a significant economic slowdown, which could be of an unknown duration, could lead to increased unemployment, reduced discretionary consumer spending and a corresponding reduction in demand for our products and could result in a material adverse effect on our business, financial condition and operating results.

Governments around the world have implemented fiscal stimulus measures to counteract the effects of the COVID-19 outbreak, however, the magnitude and overall effectiveness of these actions remain uncertain. Further, the full extent of the impact of COVID-19, including the extent of its impact on our business and financial condition, will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to: the length of time that the outbreak continues; the availability and distribution of an effective vaccine; its effect on our suppliers, logistics providers and the demand for our products; the effect of governmental regulations imposed in response to the outbreak; the effect on our customers, their communities and customer demand and ability to pay for our products and services, which may be affected by prolonged high unemployment, increased consumer debt levels, changes in net worth due to market conditions and other factors that impact consumer confidence; disruptions or restrictions on our employees’ ability to work and travel, as well as uncertainty regarding all of the foregoing. We cannot at this time predict the full impact of the COVID-19 outbreak, but it could have a larger material adverse effect on our business, liquidity, financial condition and operating results beyond what is discussed within this report. We will continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, partners, stockholders and communities. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 outbreak and reactions thereto will continue, and we expect to face difficulty in accurately forecasting our financial condition and operational results.
As noted above, however, in the short term we have continued to see increased sales and order activity since the COVID-19 outbreak. These results, as well as those of other metrics such as net revenues, gross margins and other financial and operating data, may not be indicative of results for future periods. Some of the increased demand is likely due to customers being required or encouraged to stay at home, school closures and employers requiring employees to work remotely. Some is also likely attributable to the timing of tax refunds and COVID-related stimulus payments. Such increased demand may increase beyond manageable levels, may fluctuate significantly, or may not continue, including the possibility that demand may decrease from historical levels. Much is unknown, including the duration and severity of the COVID-19 outbreak, the amount of time it will take for normal economic activity to resume, and future government actions that may be taken, and accordingly the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our suppliers, logistics providers and customers, which ultimately could result in material adverse effects on our business, financial condition and operating results.
Additionally, to the extent the COVID-19 outbreak adversely affects our business, results of operations or financial condition, it may heighten other risks described in this “Risk Factors” section below.
Risks Related to Our Business and Industry
Our recent growth rates may not be sustainable or indicative of our future growth.
Our historical growth rates may not be sustainable or indicative of future growth. We believe that our continued revenue growth will depend upon, among other factors, our ability to:
•build our brands and launch new brands;
•acquire new customers and increase repeat purchases from existing customers;
•develop new features to enhance the consumer experience on our sites, mobile-optimized sites and mobile applications;
•increase the frequency with which new and repeat customers purchase products on our sites through merchandising, data, analytics and technology;
•add new suppliers and deepen our relationships with our existing suppliers;
•grow certain categories where we under index the broader home goods market today;
•enhance the systems our consumers use to interact with our sites and invest in our infrastructure platform;
•increase delivery speed and improve the delivery experience for our customers through the continued build-out of our proprietary logistics network;
•continue to expand internationally; and
•opportunistically pursue strategic acquisitions.

We cannot assure you we will be able to achieve any of the foregoing. Our customer base may not continue to grow or may decline as a result of increased competition and the maturation of our business. Failure to continue our revenue growth rates could have a material adverse effect on our financial condition and operating results. You should not rely on our historical rate of revenue growth as an indication of our future performance.
If we fail to manage our growth effectively, our business, financial condition and operating results could be harmed.
To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. We have rapidly increased employee headcount since our inception to support the growth in our business. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in February 2020 we implemented reductions in force and may in the future implement other reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and adverse effects to our reputation as an employer, which could make it more difficult for us to hire new employees in the future, and the risk that we may not achieve the anticipated benefits from the reduction in force. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business. We also face significant competition for personnel, particularly in the Boston, Massachusetts and Berlin, Germany areas where our largest corporate offices are located. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results.
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
If we fail to acquire new customers or retain existing customers, or fail to do so in a cost-effective manner, we may not be able to sustain our recent profitability.
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
Our ability to grow our business depends on our ability to retain our existing customer base and generate increased net revenue and repeat purchases from this customer base and maintain high levels of customer engagement. To do this, we must continue to provide our customers and potential customers with a unified, convenient, efficient and differentiated shopping experience by:
•providing imagery, tools and technology that attract customers who historically would have bought elsewhere;
•maintaining a high-quality and diverse portfolio of products and services;
•delivering products on time and without damage; and
•maintaining and further developing our mobile platforms.
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
Maintaining and enhancing our brands is critical to expanding our base of customers and suppliers. Our ability to maintain and enhance our brand depends largely on our ability to maintain customer confidence in our product and service offerings, including by delivering products on time and without damage. If customers do not have a satisfactory shopping experience, they may seek out alternative offerings from our competitors and may not return to our sites as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product quality, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our customer base and result in decreased net revenue, which could adversely affect our business and financial results. A significant portion of our customers' brand experience also depends on third parties outside our control, including suppliers, assembly and installation service providers and logistics providers such as FedEx, UPS, DHL, the U.S. Postal Service and other third-party delivery agents. If these third parties do not meet our or our customers' expectations, our brands may suffer irreparable damage.
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

Our efforts to expand our business into new brands, products, services, technologies and geographic regions will subject us to additional business, legal, financial and competitive risks and may not be successful.
Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and services and by expanding our existing offerings into new geographies. For example, we recently launched the Kelly Clarkson Home Collection and Hykkon, a European Union flagship brand, and in 2016 we launched Wayfair.ca in Canada. Launching new brands and services or expanding internationally requires significant upfront investments, including investments in marketing, information technology and additional personnel. Expanding our brands internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers, regional competitors and local laws, construct catalogs specific to the country, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory net revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and operating results. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
We have also entered and may continue to enter new markets in which we have limited or no experience, which may not be successful or appealing to our customers. These activities may present new and difficult technological and logistical challenges, and resulting service disruptions, failures or other quality issues may cause customer dissatisfaction and harm our reputation and brand. Further, our current and potential competitors in new market segments may have greater brand recognition, financial resources, longer operating histories and larger customer bases than we do in these areas. As a result, we may not be successful enough in these newer areas to recoup our investments in them. If this occurs, our business, financial condition and operating results may be materially adversely affected.
Expansion of our international operations will require management attention and resources, involves additional risks, and may be unsuccessful, which could harm our future business development and existing domestic operations.
We believe international expansion represents a significant growth opportunity for us. We currently deliver products to customers in a number of countries, and plan to expand into other international markets in order to grow our business, which will require significant management attention and resources. For example, we have made and will continue to make significant investments in information technology, logistics, supplier relationships, merchandising and marketing in the foreign jurisdictions in which we operate or plan to operate. We have limited experience in selling our products to conform to different local cultures, standards and regulations, and the products we offer may not appeal to customers in the same manner, if at all, in other geographies. We may have to compete with local companies who understand the local market better than we do and/or may have greater brand recognition than we do. In addition, to deliver satisfactory performance for customers in international locations, it may be necessary to locate physical facilities, such as consolidation centers and warehouses, in foreign markets, and we may have to invest in these facilities before we can determine whether or not our foreign operations are successful. We have limited experience establishing such facilities internationally and therefore may decide not to continue with the expansion of international operations. We may not be successful in expanding into additional international markets or in generating net revenue from foreign operations. Furthermore, different privacy, censorship, liability, intellectual property and other laws and regulations in foreign countries may cause our business, financial condition and operating results to be materially adversely affected.
Our future results could be materially adversely affected by a number of factors inherent in international operations, including:
•localization of our product offerings, including translation into foreign languages and adaptation for local practices, standards and regulations;
•the need to vary our practices in ways with which we have limited or no experience or which are less profitable or carry more risk to us;
•new and different sources of competition;
•unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•differing labor regulations where labor laws may be more advantageous to employees as compared to the U.S.;
•different or more stringent regulations relating to data protection, privacy, encryption and security, including the use of commercial and personal information, particularly in the European Union;

•different laws or regulations regarding restrictions on pricing or discounts;
•changes in a specific country's or region's political or economic conditions, including the United Kingdom's exit from the European Union, commonly referred to as "Brexit";
•the rising cost of labor in the foreign countries in which our suppliers operate, resulting in increases in our costs of doing business internationally;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs and maintain our corporate culture across geographies;
•risks resulting from changes in currency exchange rates;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•different or lesser intellectual property protection;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions;
•business licensing or certification requirements, such as for imports, exports and international operations;
•differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards; and
•differing fulfillment, distribution, logistics and systems infrastructure.
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
    Because we generate net revenue in the local currencies of our international business, our financial results are impacted by fluctuations in currency exchange rates. The results of operations of our international business are exposed to currency exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency to U.S. dollars for financial reporting purposes. Our consolidated financial statements are denominated in U.S. dollars and as a result fluctuations in currency exchange rates may adversely affect our results of operations or financial results. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated net revenues or expenses will result in increased U.S. dollar denominated net revenues and expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, particularly the euro, the British pound, or the Canadian dollar, our translation of foreign currency denominated net revenues or expenses will result in lower U.S. dollar denominated net revenues and expenses. To date, we have not entered into any currency hedging contracts. As a result, fluctuations in foreign exchange rates could significantly impact our financial results.

    Brexit may continue to have a significant impact on currency exchange rates and the global and European economy generally. The outcome of the referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations, including the strengthening of the U.S. dollar against the British pound and the euro, which may continue or worsen as the withdrawal of the United Kingdom from the European Union is finalized.
Until fiscal 2020, we had a history of losses and we may be unable to sustain our recent profitability and positive cash flow in the future as we continue to expand our business.
Prior to fiscal 2020, we had a history of losses and negative cash flow and a resulting accumulated deficit of $1.9 billion as of December 31, 2020. Although we achieved profitability and positive cash flow in fiscal 2020, we can provide no assurance that we will be profitable in future quarters or achieve our goal of sustained profitability. Because the market for purchasing home goods online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. As a result, we may incur future losses that may be larger than anticipated, and we may not sustain our recent profitability. Also, we expect our operating expenses to increase over the next several years as we expand internationally, continue to grow our proprietary logistics network, hire more employees and continue to develop new brands, features and services. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.
System interruptions that impair customer access to our sites or other performance failures or incidents involving our logistics network, our technology infrastructure or our critical technology partners could damage our business, reputation and brand and substantially harm our business and results of operations.
The satisfactory performance, reliability and availability of our sites, transaction processing systems, logistics network and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as maintain adequate customer service levels.
For example, if one of our data centers fails or suffers an interruption or degradation of services, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations, including our ability to fulfill customer orders through our logistics network, are also vulnerable to damage or interruption from inclement weather, fire, flood, power loss, telecommunications failure, terrorist attacks, labor disputes, cyber-attacks, data loss, acts of war, break-ins, other physical security threats, earthquake and similar events. In the event of a data center failure, the failover to a back-up could take substantial time, during which time our sites could be completely shut down. Further, our back-up services may not effectively process spikes in demand, may process transactions more slowly and may not support all of our sites' functionality.
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
We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities, seasonal trends in our business or the COVID-19 outbreak, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we may be required to further expand and upgrade our technology, logistics network, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our sites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations, and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis, and we may experience instability and performance issues as a result of these changes.
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
We rely upon Google Cloud to operate certain aspects of our service and any disruption of or interference with our use of the Google Cloud services would impact our operations and our business would be adversely impacted.
    Google Cloud provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a "cloud" computing service. We have architected certain of our software and computer systems so as to also utilize data processing, storage capabilities and other services provided by Google Cloud. Given this, along with our inability to rapidly switch our Google Cloud operations to another cloud provider, any disruption of or interference with our use of Google Cloud or any disruption in Google Cloud itself would impact our operations and our business would be adversely impacted.

Our failure or the failure of third-party service providers to protect our sites, networks, systems, confidential information and assets against security breaches or loss could damage our reputation and brand and substantially harm our business and operating results.
We collect, maintain, transmit and store data about our customers, employees, contractors, suppliers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit certain proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to secure our systems and assets and securely transmit, encrypt, anonymize or pseudonymize certain confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect our assets, our transaction and personal data or other confidential and sensitive information from being breached, compromised or lost. Despite all of our efforts to protect these assets, our security measures and those of our third-party service providers, may not be effective in preventing a failure of our systems, a loss of assets or a failure of our platforms to operate effectively and be available to us. This may be as a result of deliberate attempts to infiltrate our systems by state-sponsored attackers or cybercriminals, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks, or incidents due to employee error or malfeasance. Failures may also be caused by various other factors, including, disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, hardware and software errors by the vendors we rely upon, telecommunication or utility failures or natural disasters or other catastrophic events or other disruptions that may jeopardize the security of our assets or information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain, process or transmit including payment card systems and human resources management platforms. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches or data and asset leaks can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees or by persons with whom we have commercial relationships.
Cyber security incidents, data or asset losses or breaches of our security measures or those of our third-party service providers could result in unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of personal information, including consumers' and employees' personally identifiable information, or other confidential or proprietary information of ours or our third parties; limited or terminated access to certain payment methods or fines or higher transaction fees to use such methods; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment or training of additional personnel and protection technologies, responses to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. If any of these breaches of security or other incidents occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such incidents, such as investigative and remediation costs, the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud detection activities, or the costs of prolonged system disruptions or shutdowns, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. In addition, any party who is able to illicitly obtain a customer's password could access that customer's transaction data or personal information. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws and regulations, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and operating results. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.
Our business is rapidly evolving and intensely competitive, and we have many competitors in different industries. Our competition includes furniture stores, big box retailers, department stores, specialty retailers and online retailers and marketplaces in the U.S., Canada, the United Kingdom and Germany, including those listed in Part I, Item 1, Business.

We expect competition in e-commerce generally to continue to increase. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including:
•the size and composition of our customer base;
•the number of suppliers and products we feature on our sites;
•our selling and marketing efforts;
•the quality, price and reliability of products we offer;
•the convenience of the shopping experience that we provide;
•our ability to distribute our products and manage our operations; and
•our reputation and brand strength.
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
We believe the online market for home goods is less developed than the online market for apparel, consumer electronics and other consumer products and, we believe, only accounts for a small portion of the market as a whole. If the online market for home goods does not gain acceptance, our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased home goods through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures in order to attract additional online consumers to our sites and convert them into purchasing customers. Specific factors that could impact consumers' willingness to purchase home goods from us include:
•concerns about buying products, and in particular larger products, without a physical storefront, face-to-face interaction with sales personnel and the ability to physically examine products;
•delivery time associated with online orders;
•actual or perceived lack of security of online transactions and concerns regarding the privacy or protection of personal information;
•delayed shipments or shipments of incorrect or damaged products;
•inconvenience associated with returning or exchanging items purchased online; and
•usability, functionality and features of our sites.
If the shopping experience we provide does not appeal to consumers or meet the expectations of existing customers, we may not acquire new customers at rates consistent with historical periods, acquired customers may not become repeat customers and existing customers' buying patterns and levels may be less than historical rates.
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
We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, global or regional adverse conditions, such as pandemics or other disease outbreaks or natural disasters, the financial stability of suppliers, suppliers' ability to meet our standards, labor problems experienced by suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, transport availability and cost, including import-related taxes, transport security, inflation and other factors relating to our suppliers are beyond our control. As an example, the COVID-19 outbreak has and may continue to adversely impact supplier facilities and operations due to extended holidays, factory closures and risks of labor shortages, among other things, which may materially and adversely affect our business, financial condition and operating results.
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
Further, we rely on our suppliers’ representations of product quality, safety and compliance with applicable laws and standards. If our suppliers or other vendors violate our agreements, applicable laws or regulations, or implement practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation and negatively affect our operating results. Further, concerns regarding the safety and quality of products provided by our suppliers could cause our customers to avoid purchasing those products from us, or avoid purchasing products from us altogether, even if the basis for the concern is outside our control. As such, any issue, or perceived issue, regarding the quality and safety of any items we sell, regardless of the cause, could adversely affect our brand, reputation, operations and financial results.
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
We have relationships with over 16,000 suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.
In order to attract quality suppliers to our platform, we must:
•demonstrate our ability to help our suppliers increase their sales;
•offer suppliers a high quality, cost-effective fulfillment process; and
•continue to provide suppliers with a dynamic and real-time view of our demand and inventory needs.

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
We rely on third parties to operate certain elements of our business. For example, carriers such as FedEx, UPS, DHL and the U.S. Postal Service deliver many of our small parcel products, and third party national, regional and local transportation companies deliver a portion of our large parcel products, including through our WDN. As a result, we may be subject to shipping delays or disruptions caused by inclement weather, natural disasters, system interruptions and technology failures, labor activism, health epidemics (including the COVID-19 outbreak) or bioterrorism. We are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as cloud computing services, telecommunications services, customs, consolidation and shipping services, as well as warranty, installation, assembly and design services. We may be unable to maintain these relationships, and these services may also be subject to outages and interruptions that are not within our control. For example, failures by our telecommunications providers have in the past and may in the future interrupt our ability to provide phone support to our customers. Third parties may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. If products are not delivered in a timely fashion or are damaged during the delivery process, or if we are not able to provide adequate customer support or other services or offerings, our customers could become dissatisfied and cease buying products through our sites, which would adversely affect our operating results.
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
We continue to invest in more robust technology and resources to manage those reporting requirements. Implementing the appropriate changes to our internal controls may distract our officers and employees, result in substantial costs and require significant time to complete. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.
In addition, any such changes do not guarantee that we will be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy could prevent us from accurately reporting our financial results.
Further, we have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 outbreak, but we may experience a material impact in the future. As the majority of our employees are expected to work from home, new processes, procedures and controls could be required to respond to changes in our business environment, and should any key employees become ill from COVID-19 and unable to work, our ability to operate our internal controls may be adversely affected.
We may be unable to accurately forecast our financial and operating results and appropriately plan our expenses in the future.
Our financial and operating results are inherently uncertain and difficult to forecast because they generally depend on the volume, timing and type of orders we receive, all of which are uncertain. In particular, we cannot be sure that our historical growth rates, trends and other key performance metrics are meaningful predictors of future growth. In addition, our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net revenue from period-to-period. Our business is also affected by general economic and business conditions globally. As a result, forecasted financial and operating results may differ materially from actual results, which could materially adversely affect our financial condition and stock price. For example, if certain of our assumptions or estimates prove to be wrong, we may spend more than we anticipate acquiring and retaining customers or may generate less net revenue per active customer than anticipated, which could cause us to miss our earnings guidance or negatively impact the results we report, either of which could negatively impact our stock price.
Seasonal trends in our business create variability in our financial and operating results and place increased strain on our operations.
Historically, we have experienced surges in online traffic and orders associated with promotional activities and seasonal trends. This activity may place additional demands on our technology systems and logistics network and could cause or exacerbate slowdowns or interruptions. Any such system, site or service interruptions could prevent us from efficiently receiving or fulfilling orders, which may reduce the volume or quality of goods or services we sell and may cause customer dissatisfaction and harm our reputation and brand.
During the fiscal year ended December 31, 2020, typical seasonality was disrupted by the COVID-19 outbreak, which resulted in increased sales volume during our second and third quarters of fiscal 2020.
Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.
In the future, we could be required to or may decide to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed or desired could harm our business. Our ability to raise additional capital, if and when required, will depend on, among other factors, investor demand, our operating performance, our credit rating and the condition of the capital markets. We may sell Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. Our convertible notes are and any future issuance of equity or equity-linked securities would be dilutive to holders of our Class A common stock. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock or our convertible notes. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.
Our business may be adversely affected if we are unable to provide our customers a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.
The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, smartwatches, handheld computers such as notebooks and tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. We continually upgrade existing technologies and business applications to keep pace with these rapidly changing and continuously evolving technologies, and we may be required to implement new technologies or business applications in the future. The implementation of these upgrades and changes requires significant investments and as new devices, operating systems and platforms are released, it is difficult to predict requirements or the problems we may encounter in developing applications for these alternative devices, operating systems and platforms. Additionally, we may need to devote significant resources to the support and maintenance of such applications once created. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure to accommodate such alternative devices, operating systems and platforms. Further, in the event that it is more difficult or less compelling for our customers to buy products from us on their mobile or other devices, or if our customers choose not to buy products from us on such devices or to use mobile or other products that do not offer access to our sites or limit the effectiveness of our marketing or other offerings, our customer growth could be harmed and our business, financial condition and operating results may be materially adversely affected.
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
Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our operating results are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Some of the factors adversely affecting consumer spending include levels of unemployment; consumer debt levels; changes in net worth based on market changes and uncertainty; home foreclosures and changes in home values or the overall housing, residential construction or home improvement markets; fluctuating interest rates; credit availability, including mortgages, home equity loans and consumer credit; government actions; fluctuating fuel and other energy costs; fluctuating commodity prices and general uncertainty regarding the overall future economic environment. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net revenue and have a material adverse effect on our operating results.
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
We are subject to risks related to online transactions and payment methods.
We accept payments using a variety of methods, including credit card, debit card, PayPal, credit accounts (including promotional financing), gift cards and customer invoicing. We rely on third parties to provide many of these payment methods and payment processing services, including certain Wayfair-branded programs and promotional financing. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We also offer private label and/or co-branded credit card programs, which could adversely affect our operating results if terminated. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.
We occasionally receive orders placed with fraudulent credit card data. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. We may also suffer losses from other online transaction fraud, including fraudulent returns. If we are unable to detect or control credit card or transaction fraud, our liability for these transactions could harm our business, financial condition and operating results.
Our business could suffer if we are unsuccessful in making, integrating and maintaining acquisitions and investments.
As part of our business strategy, we may acquire other companies, businesses or assets. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Acquisitions involve numerous risks, any of which could harm our business, including: difficulties in integrating the technologies, operations, existing contracts and personnel of an acquired company; difficulties in supporting and transitioning customers and suppliers, if any, of an acquired company; diversion of financial and management resources from existing operations or alternative acquisition opportunities; failure to realize the anticipated benefits or synergies of a transaction; failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, liabilities related to data security and privacy of customer data, the acquired company's internal controls over financial reporting, including revenue recognition or other accounting practices; employee or customer issues; risks of entering new markets in which we have limited or no experience; potential loss of senior management or other key employees, customers and suppliers from either our current business or an acquired company's business; inability to generate sufficient net revenue to offset acquisition costs; additional costs or equity dilution associated with funding the acquisition; and possible write-offs or impairment charges relating to acquired businesses, and these liabilities may be greater than the warranty and indemnity limitations we negotiate.
In addition, our investments in properties may not be fully realized. We continually review our operations and facilities in an effort to reduce costs and increase efficiencies. For strategic or other operational reasons, we may decide to consolidate or co-locate certain aspects of our business operations or dispose of one or more of our properties. If we decide to fully or partially vacate a leased property, we may incur significant costs, including facility closing costs, employee separation and retention expenses, lease termination fees, rent expense in excess of sublease income, impairment charges for right-of-use ("ROU") assets and leasehold improvements and accelerated depreciation of assets. Any of these events may materially adversely affect our business, financial condition and operating results.
We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of Niraj Shah, one of our co-founders, co-chairman of the board of directors (the "Board") and our Chief Executive Officer, Steven Conine, one of our co-founders and co-chairman of the Board and the other members of our senior management team. The loss of any of our senior management or other key employees could materially harm our business. Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers, engineers and merchandising and technology personnel. The market for such positions in the Boston area and other cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. Our inability to recruit and develop mid-level managers could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.

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
The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. We may initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or proprietary rights or to establish the validity of such rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially adversely affect our business, financial condition and operating results. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may not be able to broadly enforce all of our trademarks or patents. Any of our patents, marks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining intellectual property protections is expensive and time-consuming, and we may not be able to pursue all necessary or desirable actions at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these protections will adequately safeguard our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. We may also be exposed to claims from third parties claiming infringement of their intellectual property rights, demanding the release or license of open source software or derivative works that we developed using such software (which could include our proprietary code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of the implicated open source software.
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
From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. As we have grown, we have seen a rise in the number of litigation matters against us. These matters have included intellectual property claims, employment related litigation, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, result in site unavailability, service disruptions and otherwise occupy a significant amount of our management's time and attention, any of which could negatively affect our business operations and financial position. We also from time to time receive inquiries and subpoenas and other types of information requests from government authorities and we may become subject to related claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.
We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
In August 2020, the Board authorized a stock repurchase program of up to $700 million of our Class A common stock (the “2020 Repurchase Program”), which does not have an expiration date and replaced our previous $200 million stock repurchase authorization approved by the Board in 2018, which was terminated simultaneously. Although the Board has authorized the 2020 Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the 2020 Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our Class A common stock. In addition, this program could diminish our cash reserves.
Risks Related to Laws and Regulations
Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated. Further, as we enter new market segments or geographical areas and expand the products and services we offer, we may be subject to additional laws and regulatory requirements or prohibited from conducting our business, or certain aspects of it, in certain jurisdictions. We will incur additional costs complying with these additional obligations and any failure or perceived failure to comply would adversely affect our business and reputation.
Failure to comply with federal, state and international laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current, or the enactment of new, laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.
A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing, export and security of personal information. Laws and regulations relating to privacy, data protection and consumer protection are complex and rapidly evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not comply, or may not comply in the future, with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties and otherwise adversely affect our financial condition and operating results. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
Foreign data protection, privacy and other laws and regulations have historically been more restrictive than those in the U.S. The European Union (the "EU"), for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the U.S. In May 2018, the General Data Protection Regulation (the "GDPR") governing data practices and privacy in the EU became effective and replaced the data protection laws of the individual member states. The GDPR imposes several requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, the consent of the individuals to whom the personal data relates, the information provided to the individuals regarding data processing activities, the notification of data processing obligations to the competent national data protection authorities and certain measures to be taken when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area (the “EEA”), including to the U.S. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the EU member states, may result in fines and other administrative penalties, including potential fines of up to 20 million euros or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules, including as implemented by individual countries. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. In addition, further to the United Kingdom's (the “UK”) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (the “UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK, however, is now regarded as a third country under the GDPR which means that transfers of personal data from the EEA to the UK will be restricted unless an appropriate safeguard, as recognized by the GDPR, has been put in place. Although, under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the UK and the EEA for a 6 month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing). Compliance with the GDPR and the UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future EU or UK activities. Brexit has created uncertainty in data protection issues involving the UK, and could also lead to further legislative and regulatory changes. It remains unclear how the UK data protection laws or regulations will develop in the longer term and how data transfer to and from the UK will be regulated notwithstanding Brexit. The full effects of Brexit are uncertain and will remain so until the UK and EU reach a definitive resolution with regards to outstanding trade and legal matters. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations, and financial condition could be adversely affected by Brexit is uncertain. Outside the EU, there are many countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations as we continue our international expansion. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.
In addition, various U.S. and foreign federal, state, and local legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and operating results. For example, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, and the and the California electorate recently approved the California Privacy Rights Act of 2020 (“CPRA”), which expands upon the CCPA and is scheduled to take effect on January 1, 2023 (with a lookback to January 1, 2022). The potential effects of the CCPA and the CPRA are far-reaching and may require us to further modify our data processing practices and policies and incur additional costs and expenses in an effort to comply.
If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of Internet user information we collect would decrease, which could harm our business and operating results.
Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party "cookies" and other methods of online tracking for behavioral advertising and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies, to block other tracking technologies or to require new permissions from users for certain activities, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. We may have to develop alternative systems to determine our customers’ behavior, customize their online experience, or efficiently market to them if customers block cookies or regulations introduce additional barriers to collecting cookie data. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.
Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our sites and our financial results.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and digital services. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, on June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494 where the Court held, among other things, that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Other new or revised taxes and, in particular, digital taxes, sales taxes, VAT and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.
Risks Related to our Indebtedness
Our outstanding indebtedness, or additional indebtedness that we may incur, could limit our operating flexibility and adversely affect our financial condition.
As of December 31, 2020, we had $3.3 billion of indebtedness outstanding. Our indebtedness included unsecured 0.375% Convertible Senior Notes due 2022 that mature on September 1, 2022 (the "2022 Notes"), unsecured 1.125% Convertible Senior Notes due 2024 that mature on November 1, 2024 (the "2024 Notes"), unsecured 1.00% Convertible Senior Notes due 2026 that mature on August 15, 2026 (the "2026 Notes"), unsecured 0.625% Convertible Senior Notes due 2025 that mature on October 1, 2025 (the “2025 Notes”, and together with the 2022 Notes, the 2024 Notes and the 2026 Notes, the "Non-Accreting Notes") and unsecured 2.50% Accreting Convertible Senior Notes due 2025 that mature on April 1, 2025 (the “2025 Accreting Notes” and together with the Non-Accreting Notes, the “Notes”). At maturity of the Non-Accreting Notes, unless earlier purchased, redeemed or converted, we will settle any conversions in cash, shares of Wayfair's Class A common stock or a combination thereof, at our election. At maturity of the Accreting Notes, unless earlier purchased, redeemed or converted, we will settle any conversions in shares of Wayfair's Class A common stock. If any Notes are not converted at or prior to maturity, we will be required to pay the holder thereof the principal amount or, with respect to the 2025 Accreting Notes, the accreted principal amount, in cash. We pay interest semiannually in arrears at fixed rates per annum of 0.375% for the 2022 Notes, 1.125% for the 2024 Notes, 0.625% for the 2025 Notes and 1.00% for the 2026 Notes. The 2025 Accreting Notes accrue interest at a rate of 2.50% per annum, which accretes semiannually to the principal amount. Under certain circumstances, the holders of the Notes may require us to repay all or a portion of the principal and interest outstanding under the Notes in cash prior to the maturity date, which could have an adverse effect on our liquidity and financial condition.
We have the ability to borrow up to $200 million under our senior secured revolving credit facility (the "Revolver") to finance working capital and provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. If we draw down on this facility, our interest expense and principal repayment requirements will increase, which could have an adverse effect on our financial results and our ability to make payments on the Notes. Further, the agreements governing the Revolver contain numerous requirements, including affirmative, negative and financial covenants. Our failure to comply with any of these covenants or to meet any payment obligations under the Revolver could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations.
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
Further, we may from time to time seek to retire, restructure, repurchase or redeem, or otherwise mitigate the equity dilution associated with, our outstanding convertible debt, through cash purchases, stock buybacks of some or all of the shares underlying convertible notes, and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, exchanges or liability management exercises, if any, will be upon such terms and at such prices and sizes as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

If we do not generate sufficient cash flow from operations, and additional borrowings, refinancings or proceeds from asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, including our obligations under the Notes.
The conditional conversion feature of any series of the Non-Accreting Notes, if triggered, and conversion of the 2025 Accreting Notes may adversely affect our financial condition and operating results.
If the conditional conversion feature of any series of our Non-Accreting Notes is triggered, holders of such series of Non-Accreting Notes will be entitled to convert the applicable series of Non-Accreting Notes at any time during specified periods at their option. If one or more holders elect to convert their Non-Accreting Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. If the holders of the 2025 Accreting Notes convert their 2025 Accreting Notes, we would be required to settle all of our conversion obligation by delivering shares of our Class A common stock. During 2020, CBEP Investments, LLC ("Charlesbank") converted $253.1 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of our Class A common stock. In January 2021, GHEP VII Aggregator, L.P ("Great Hill") converted $253.1 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of our Class A common stock. To the extent we satisfy our conversion obligation of the Non-Accreting Notes by delivering shares of our Class A common stock or if the holders of the 2025 Accreting Notes convert their 2025 Accreting Notes, we would be required to deliver a significant number of shares, which would cause dilution to our existing stockholders. In addition, even if holders do not elect to convert their Notes in such circumstances, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Risks Related to Ownership of our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our co-founders, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Following our initial public offering (the "IPO"), our Class B common stock was held primarily by our co-founders, other executive officers, directors and their affiliates. Due to optional conversions of Class B common stock into Class A common stock following the IPO, our Class B common stock is currently held primarily by our co-founders and their affiliates. As of December 31, 2020, our co-founders and their affiliates owned shares representing approximately 28.0% of the economic interest and 78.7% of the voting power of our outstanding capital stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. For example, these stockholders are able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock. Additionally, holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class B common stock are also entitled to a separate vote if we seek to amend our certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely.
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
The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the risks described elsewhere herein, as well as:
•actual or anticipated fluctuations in our results of operations;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of new businesses, services or products, significant technical innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments;
•changes in operating performance and stock market valuations of other technology or retail companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•changes in interest rates;
•changes in the Board or our management;
•sales of large blocks of our Class A common stock, including sales by our executive officers, directors and significant stockholders;
•lawsuits threatened or filed against us;
•changes in laws or regulations applicable to our business;
•changes in our capital structure, such as future issuances of debt or equity securities, including in connection with an acquisition or upon conversion of some or all of our outstanding Notes;
•short sales, hedging and other derivative transactions involving our capital stock;
•general economic conditions in the U.S. and abroad; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
The capped calls expose us to counterparty risk and may affect the value of our common stock.
In connection with the issuance of each series of Non-Accreting Notes, we entered into capped calls with certain financial institutions, which we refer to as the option counterparties. The capped calls are expected generally to reduce the potential dilution upon conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions. This activity could cause a decrease in the market price of our Class A common stock.
In addition, the option counterparties are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our Class A common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:
•permit the Board to establish the number of directors and fill any vacancies and newly created directorships;
•when the outstanding shares of our Class B common stock represent less than 10% of the then outstanding shares of Class A common stock and Class B common stock, provide that the Board will be classified into three classes with staggered, three year terms and that directors may only be removed for cause;
•require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;
•authorize the issuance of "blank check" preferred stock that the Board could use to implement a stockholder rights plan;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•when the outstanding shares of our Class B common stock represent less than 10% of the then outstanding shares of Class A common stock and Class B common stock, prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the Board is expressly authorized to make, alter or repeal our bylaws;
•restrict the forum for certain litigation against us to Delaware;
•reflect the dual class structure of our common stock, as discussed above; and
•establish advance notice requirements for nominations for election to the Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of the Board, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of at least 15% of our capital stock for a period of three years following the date on which the stockholder became a 15% stockholder.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2020, we operated the following logistics and customer service facilities:

	Leased Square Footage	Reportable Segment
	(square footage in thousands)
Description of Use:
Logistics	14,734	United States
Logistics	3,787	International
Customer service	2,258	United States
Customer service	205	International
Our corporate headquarters are in Boston where we occupy approximately 1.2 million square feet of office space. In addition, we occupy 0.2 million square feet of office space in London and Berlin for our international operations.

Item 3. Legal Proceedings
Information for this item may be found in Note 7 to the consolidated financial statements in Item 8, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Certain Information Regarding the Trading of Our Common Stock
Our Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "W".
Holders of Our Common Stock
As of February 15, 2021, there were 251 holders of record of shares of our Class A common stock and 272 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers and other financial institutions.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding our equity compensation plans and securities authorized for issuance thereunder is set forth under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.
Recent Purchases of Equity Securities
On August 21, 2020, the Board authorized the repurchase of up to $700 million of our Class A common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program does not have an expiration date but may be suspended or terminated by the Board at any time.
The following table presents information related to our repurchases of common stock for the periods indicated:

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
Period
October 1-31, 2020	—	$—	—	$—
November 1-30, 2020	412,077	$242.65	412,077	$462,800
December 1-31, 2020	—	$—	—	$—
Total	412,077	$242.65	412,077	$462,800

(1) Represents shares repurchased under the 2020 Repurchase Program
(2) Represents the amount remaining under the 2020 Repurchase Program as of the specified period end dates
Item 6. Selected Consolidated Financial Data
Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments and the impact of the COVID-19 outbreak and our response to it, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions.

Forward-looking statements are based on current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate, although we believe that we have been reasonable in our expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or that known or unknown risks or uncertainties materialize, actual results could vary materially from Wayfair’s expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and, except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

Factors that could cause or contribute to differences in our future results include, without limitation, the following:

• our ability to acquire new customers and sustain and/or manage our growth;

• our ability to increase our net revenue per active customer;

• our ability to build and maintain strong brands;

• our ability to manage our global growth and expansion;

• our ability to compete successfully;

• the rate of growth of the Internet and e-commerce;

• economic factors, such as interest rates, the housing market, currency exchange fluctuations and changes in customer spending;

• disruptions or inefficiencies in our supply chain or logistics network, including any impact of the COVID-19 outbreak on our suppliers and third party carriers and delivery agents;

• potential impacts of the COVID-19 outbreak on our business, financial condition and results of operations;

• world events, natural disasters, public health emergencies (such as the COVID-19 outbreak), civil disturbances and terrorist attacks; and

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

Overview
Wayfair is one of the world's largest online destinations for the home. Through our e-commerce business model, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over twenty-two million products from over 16,000 suppliers.
We believe an increasing portion of the dollars spent on home goods will be spent online and that there is an opportunity for acquiring more market share. Our business model is designed to grow our net revenue by acquiring new customers as well as stimulating repeat purchases from our existing customers. Through increasing brand awareness as well as paid and unpaid advertising, we attract new and repeat customers to our sites. We turn these customers into recurring shoppers by creating a seamless shopping experience across their entire journey — offering best-in-class product discovery, purchasing, fulfillment and customer service.
In fiscal year 2020, our business reached an inflection of profitability, benefiting from years of investment developing our logistics platform, international footprint and technological capabilities. The sharp acceleration in demand for home products and an uptick in purchasing online during 2020, both heightened by COVID-related factors, served to highlight the durability of Wayfair's business model as well as the attractive nature of our customer unit economics. As of December 31, 2020, we had reached 31.2 million active customers over the last twelve months, and 70% of 2020 orders came from repeat buyers. We continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns to ensure the appropriate return targets are being met. We also leveraged operating costs such as infrastructure expenses and employee salaries, particularly as the pace of hiring slowed and proved substantially below revenue growth.
COVID-19 Outbreak
We are continuing to closely monitor the impact of the COVID-19 outbreak on our business, results of operations and financial results. The situation surrounding the COVID-19 outbreak remains fluid and the full extent of the positive or negative impact of the COVID-19 outbreak on our business will depend on certain developments including the length of time that the outbreak continues, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, partners and stockholders, all of which are uncertain and cannot be predicted. See Part I, Item 1A, Risk Factors for additional details. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers. As a result, we have taken a number of precautionary measures, including implementing social distancing, enhanced cleaning measures and COVID-19 testing in our facilities, suspending all non-essential travel, transitioning a large portion of our employees to working-from-home, reimbursing certain employee technology purchases, establishing employee welfare programs, providing emergency paid time off and targeted hourly pay increases and developing no-contact delivery methods.
In an effort to contain or slow the COVID-19 outbreak, authorities around the world have implemented various measures, some of which have been subsequently rescinded or modified, including travel bans, stay-at-home orders and shutdowns of certain businesses. We anticipate that these actions and the global health crisis caused by the COVID-19 outbreak, including any resurgences, will continue to negatively impact global economic activity. While the COVID-19 outbreak has not had a material adverse impact on our operations to date and we believe the long-term opportunity that we see for shopping for the home online remains unchanged, it is difficult to predict all of the positive or negative impacts the COVID-19 outbreak will have on our business in the short- and long-term.
In the short term, we have continued to see increased sales and order activity in the market since the COVID-19 outbreak. To serve the increased orders, we have hired and are continuing to hire additional frontline and sales and service workers. However, much is unknown and accordingly the situation remains dynamic and subject to rapid and possibly material change. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, partners, stockholders and communities.
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part I, Item 1A, Risk Factors.

Key Financial and Operating Metrics
We measure our business using key financial and operating metrics, as well as Adjusted EBITDA, Free Cash Flow and Adjusted Diluted Earnings (Loss) per Share (see “Non-GAAP Financial Measures”). Our Free Cash Flow and Adjusted Diluted Earnings (Loss) per Share are measured on a consolidated basis, while our Adjusted EBITDA is measured on a consolidated and reportable segment basis. All other key financial and operating metrics are derived and reported from our consolidated net revenue.
We use the following metrics to assess the near and longer-term performance of our overall business:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except LTM Net Revenue per Active Customer, Average Order Value and per share data)
Key Financial Statement Metrics:
Net revenue	$14,145,156	$9,127,057	$6,779,174
Gross profit	$4,112,171	$2,147,332	$1,586,723
Income (loss) from operations	$360,349	$(929,941)	$(473,279)
Net income (loss)	$184,996	$(984,584)	$(504,080)
Earnings (loss) per share:
Basic	$1.93	$(10.68)	$(5.63)
Diluted	$1.86	$(10.68)	$(5.63)
Key Operating Metrics:
Active customers (1)	31,194	20,290	15,155
LTM net revenue per active customer (2)	$453	$448	$443
Orders delivered (3)	60,999	37,641	28,084
Average order value (4)	$232	$241	$239
Non-GAAP Financial Measures:
Adjusted EBITDA	$946,888	$(496,544)	$(214,986)
Free Cash Flow	$1,082,297	$(597,698)	$(137,094)
Adjusted Diluted Earnings (Loss) per Share	$5.04	$(8.03)	$(4.11)
(1) The number of active customers represents the total number of individual customers who have purchased at least once directly from our sites during the preceding twelve-month period. The change in active customers in a reported period captures both the inflow of new customers as well as the outflow of existing customers who have not made a purchase in the last twelve months. We view the number of active customers as a key indicator of our growth.
(2) LTM net revenue per active customer represents our total net revenue in the last twelve months divided by our total number of active customers for the same preceding twelve-month period. We view LTM net revenue per active customer as a key indicator of our customers' purchasing patterns, including their initial and repeat purchase behavior.
(3) Orders delivered represents the total orders delivered in any period, inclusive of orders that may eventually be returned. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and as such we estimate delivery dates based on historical data. We recognize net revenue when an order is delivered, and therefore orders delivered, together with average order value, is an indicator of the net revenue we expect to recognize in a given period. We view orders delivered as a key indicator of our growth.
(4) We define average order value as total net revenue in a given period divided by the orders delivered in that period. We view average order value as a key indicator of the mix of products on our sites, the mix of offers and promotions and the purchasing behavior of our customers.

Results of Consolidated Operations
Net revenue
In 2020, net revenue increased by $5.0 billion, or 55.0% compared to 2019, primarily due to growth in our customer base, with the number of active customers increasing by 53.7% in 2020 compared to 2019. There was an increase in order frequency, with LTM orders per active customer increasing by 5.4% in 2020 compared to 2019. Additionally, we believe our merchandising investments encouraged active customers to spend more on average in 2020 than the prior year, with LTM net revenue per active customer increasing 1.1% in 2020 compared to 2019. Our U.S. net revenue increased 53.3% in 2020 from 2019, while our International net revenue increased 64.8% year over year. International Net Revenue Constant Currency Growth (see “Non-GAAP Measures” below) was 64.9% in 2020 from 2019.

	Year Ended December 31,
	2020	2019	% Change
	(in thousands)
U.S. net revenue	$11,900,658	$7,764,831	53.3%
International net revenue	2,244,498	1,362,226	64.8%
Net revenue	$14,145,156	$9,127,057	55.0%
For more information on our segments, see Note 13 to the consolidated financial statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. In 2020, cost of goods sold increased by $3.1 billion, or 43.7%, compared to 2019. Of the increase in cost of goods sold, $2.5 billion was due to the increase in products sold to our larger customer base. In addition, shipping and fulfillment costs increased $0.6 billion as a result of the increase in products delivered during the period.
The increase in cost of goods sold is primarily driven by an increase in the number of orders delivered, partially offset by efficiencies gained in shipping costs from our logistics network. The decrease in cost of goods sold as a percentage of net revenue is primarily a result of unlocking incremental margin from merchandising investments and efficiencies generated from our logistics network.

	Year Ended December 31,
	2020	2019	% Change
	(in thousands)
Cost of goods sold	$10,032,985	$6,979,725	43.7%
As a percentage of net revenue	70.9%	76.5%

Operating expenses
Operating expenses are comprised of customer service and merchant fees, advertising and selling, operations, technology, general and administrative expenses. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Year Ended December 31,
	2020	2019	% Change
	(in thousands)
Customer service and merchant fees (1)	$509,559	$356,727	42.8%
Advertising	1,412,173	1,095,840	28.9%
Selling, operations, technology, general and administrative (1)	1,830,090	1,624,706	12.6%
Total operating expenses	$3,751,822	$3,077,273	21.9%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.6%	3.9%
Advertising	10.0%	12.0%
Selling, operations, technology, general and administrative (1)	12.9%	17.8%
	26.5%	33.7%
(1) Includes equity-based compensation and related taxes as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Customer service and merchant fees	$16,072	$9,473
Selling, operations, technology, general and administrative	$270,600	$226,129
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative increased by $51.1 million in 2020 compared to 2019 as a result of increased restricted stock units awarded in 2020 from 2019.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Year Ended December 31,
	2020	2019
Customer service and merchant fees	3.5%	3.8%
Selling, operations, technology, general and administrative	11.0%	15.3%
Customer Service and Merchant Fees
Excluding the impact of equity-based compensation and related taxes, our expenses for customer service and merchant fees increased by $146.2 million in 2020 compared to 2019, primarily due to the increase in net revenue during 2020. Expenses for customer service and merchant fees, both including and excluding equity-based compensation and related taxes, as a percentage of net revenues declined in 2020 from 2019, primarily due to order volumes that increased faster than our customer service hiring to serve the increased orders.
Advertising
Our advertising expenses increased by $316.3 million in 2020 compared to 2019, primarily as a result of an increase in online advertising. Advertising decreased as a percentage of net revenue in 2020 compared to 2019, primarily attributable to efficiencies in our advertising spend and partially offset by increased investment to generate future customer growth.

Selling, operations, technology, general and administrative
Excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities increased by $160.9 million in 2020 compared to 2019, primarily attributable to increases in personnel costs, rent, information technology and depreciation and amortization. As a percentage of net revenue, selling, operations, technology, general and administrative expenses decreased to 12.9% in 2020 compared to 17.8% in 2019, primarily due to the pace of corporate headcount net hiring relative to the increase in net revenue.
Interest (expense), net
Our interest (expense), net increased by $91.9 million in 2020 compared to 2019, primarily attributable to new issuances of convertible notes.

	Year Ended December 31,
	2020	2019	% Change
	(in thousands)
Interest (expense), net	$(146,397)	$(54,514)	168.5%
Other (expense) income, net
Our other (expense) income, net increased by $11.5 million in 2020 compared to 2019, primarily attributable to the $12.8 million loss for the extinguishment of debt for the 2022 Notes.

	Year Ended December 31,
	2020	2019	% Change
	(in thousands)
Other (expense) income, net	$(8,633)	$2,881	(399.7)%
Provision for income taxes, net
Our provision for income taxes, net increased by $17.3 million in 2020 compared to 2019, primarily related to income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, offset by the recognition of a discrete tax benefit related to excess tax benefits on equity awards for U.S. employees.

	Year Ended December 31,
	2020	2019	% Change
	(in thousands)
Provision for income taxes, net	$20,323	$3,010	575.2%

Liquidity and Capital Resources
Sources of Liquidity
At December 31, 2020, our principal source of liquidity was cash and cash equivalents and short- and long-term investments totaling $2.6 billion. In addition, we have a $200 million senior secured revolving credit facility that matures on February 21, 2022 (the “Revolver”). Wayfair had issued letters of credit, primarily as security for certain lease agreements, for approximately $57.0 million as of December 31, 2020, which reduces the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$2,129,440	$582,753
Short-term investments	$461,698	$404,252
Long-term investments	$—	$155,690
Working capital	$880,208	$(234,381)
We believe that our existing cash and cash equivalents and investments, cash generated from operations and the borrowing availability under our Revolver will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Further, we may from time to time seek to retire, restructure, repurchase or redeem, or otherwise mitigate the equity dilution associated with, our outstanding convertible debt, through cash purchases, stock buybacks of some or all of the shares underlying convertible notes and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, exchanges or liability management exercises, if any, will be upon such terms and at such prices and sizes as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth in Part I, Item 1A, Risk Factors. In addition, the COVID-19 outbreak and related measures to contain its impact have caused disruption in the capital markets, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets due to the COVID-19 outbreak.
Credit Agreement and Convertible Debt
Under the terms of our Revolver, we may use proceeds to finance working capital and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
As of December 31, 2020, we had $3.3 billion of indebtedness outstanding. The conditional conversion features of the 2022 Notes, 2024 Notes and 2026 Notes were triggered during the fourth quarter of 2020, and the 2022 Notes, 2024 Notes and 2026 Notes therefore became convertible in the first quarter of 2021 pursuant to the applicable last reported sales price conditions. The conditional conversion feature of the 2025 Notes was not triggered during the fourth quarter of 2020, and the 2025 Notes were therefore not convertible in the first quarter of 2021 pursuant to the applicable last reported sales price conditions. The 2025 Accreting Notes are convertible at any time prior to the second business day immediately preceding the maturity date. There have been no material conversions to date of the 2024 Notes, 2025 Notes or 2026 Notes. During 2020, Charlesbank converted $253.1 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair’s Class A common stock. In January 2021, Great Hill converted $253.1 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair's Class A common stock.
Whether any of the Non-Accreting Notes will be convertible in future quarters will depend on the satisfaction of the applicable last reported sales price condition or another conversion condition in the future. If one or more holders elect to convert their Non-Accreting Notes at a time when any such Non-Accreting Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
For information regarding our credit agreement and convertible notes, see Note 6, Debt and Other Financing included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Stock Repurchase Program
On August 21, 2020, the Board authorized Wayfair to repurchase, from time to time, up to $700 million of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). The 2020 Repurchase Program replaced our previous $200 million stock repurchase authorization approved by the Board in 2018 (the “2018 Repurchase Program”). Wayfair repurchased 432,548 shares of Class A common stock for approximately $143.0 million under the 2018 Repurchase Program before it was simultaneously terminated and replaced by the 2020 Repurchase Program. The 2020 Repurchase Program does not obligate Wayfair to purchase any shares of Class A common stock and has no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased in the future will be determined by Wayfair in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of December 31, 2020, Wayfair has repurchased 823,470 shares of Class A common stock for approximately $237.2 million under the 2020 Repurchase Program.
Trends and Historical Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income (loss)	$184,996	$(984,584)	$(504,080)
Net cash from (for) operating activities	$1,416,731	$(196,818)	$84,861
Net cash for investing activities	$(236,075)	$(854,837)	$(260,287)
Net cash from financing activities	$352,588	$786,504	$467,463
Operating Activities
Cash flows in connection with operating activities consisted of net income (loss) adjusted for certain non-cash items including depreciation and amortization, equity-based compensation and certain other non-cash expenses, as well as the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net income (loss).
Cash from operating activities in 2020 increased by $1.6 billion from 2019 primarily due the increase in net income (loss) of $1.2 billion, increase in cash from operating assets and liabilities of $215.4 million, increase in depreciation and amortization expense of $93.3 million, increase in amortization of discount and issuance costs related to our convertible notes of $72.2 million, increase in equity-based compensation of $48.8 million and increase in other non-cash items of $14.3 million.
Investing Activities
Cash for investing activities in 2020 decreased $618.8 million from 2019 due to the increase in sales and maturities of short- and long-term investments of $464.7 million, decrease in purchases of property and equipment of $85.7 million, decrease in purchases of short- and long-term investments of $72.2 million and decrease in other investing activities of $15.5 million, partially offset by the increase of site and software development costs of $19.3 million. Purchases of property and equipment and site and software development costs (collectively, "Capital Expenditures") were 2.4% of net revenue for the year ended December 31, 2020 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments in our proprietary technology and operational platform. On an absolute dollar basis, we expect Capital Expenditures for the first quarter of 2021 to be within the range of $68.0 million to $78.0 million as we continue to build out our technology and logistics network.

Financing Activities
Cash from financing activities in 2020 decreased $433.9 million from 2019 due to the payments to partially extinguish our 2022 Notes of $1.0 billion, $380.2 million of Class A common stock repurchased through stock repurchase programs, repayment of $200.0 million of the outstanding balance under our Revolver, partially offset by the $200.0 million proceeds from the borrowing under our Revolver during 2020. The decrease is also attributable to the increase for premiums paid for our 2026 Capped Calls and 2025 Capped Calls of $109.3 million, partially offset by the increase of $1.1 billion for proceeds from the issuance of our 2025 Notes and 2025 Accreting Notes and increase of $3.4 million other investing activities.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020:

		Payment Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
		(in thousands)
Long-term debt (1)	$3,513,999	$26,765	$68,991	$2,460,005	$958,238
Operating leases (2)	$1,250,722	$149,590	$326,111	$308,007	$467,014
Purchase obligations (3)	$333,270	$97,415	$235,855	$—	$—
Other commitments (4)	$127,879	$2,497	$17,791	$17,972	$89,619

(1) Represents future interest and principal payments on the Notes. For information regarding our convertible notes, see Note 6, Debt and Other Financing, in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(2) Represents the future minimum lease payments under non-cancellable leases. For information regarding our lease obligations, see Note 5, Leases, in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(3) Represents the future payments for enforceable and legally binding software license commitments. For information regarding our purchase obligations, see Note 7 Commitments and Contingencies in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(4) Represents the future minimum lease payments for additional, non-cancellable operating leases, primarily related to build-to-suit warehouse leases that have not yet commenced. For more information see Note 5, Leases, in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Annual Report on Form 10-K Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) before depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other (expense) income, net, provision for income taxes, net, non-recurring items and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and the Board to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis as these costs may vary independent of business performance.

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
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA does not reflect equity-based compensation and related taxes;
•Adjusted EBITDA does not reflect changes in our working capital;
•Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash available to us;
•Adjusted EBITDA does not reflect interest expenses associated with our borrowings;
•Adjusted EBITDA does not include other items not indicative of our ongoing performance; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.
The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$184,996	$(984,584)	$(504,080)
Depreciation and amortization	285,711	192,419	123,542
Equity-based compensation and related taxes	296,872	240,978	136,415
Interest expense, net	146,397	54,514	28,560
Other expense (income), net	8,633	(2,881)	204
Provision for income taxes, net	20,323	3,010	2,037
Other (1)	3,956	—	(1,664)
Adjusted EBITDA	$946,888	$(496,544)	$(214,986)
(1) We recorded a $4.0 million loss related to severance costs associated with February 2020 workforce reductions. The values were recorded in selling, operations, technology, general and administrative expenses. In 2018, we terminated the lease of a warehouse we had vacated in 2017 and recorded a one-time gain of $1.7 million related to the difference in the expected future net lease commitments and the actual costs incurred to terminate the lease.
Free Cash Flow
To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this Annual Report on Form 10-K Free Cash Flow, a non-GAAP financial measure that we calculate as net cash from or for operating activities less Capital Expenditures. We have provided a reconciliation below of Free Cash Flow to net cash from or for operating activities, the most directly comparable GAAP financial measure.
We have included Free Cash Flow in this Annual Report on Form 10-K because it is an important indicator of our business performance as it measures the amount of cash we generate. Accordingly, we believe that Free Cash Flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.

Free Cash Flow has limitations as an analytical tool because it omits certain components of the cash flow statement and does not represent the residual cash flow available for discretionary expenditures. Further, other companies, including companies in our industry, may calculate Free Cash Flow differently. Accordingly, you should not consider Free Cash Flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider Free Cash Flow alongside other financial performance measures, including net cash from or for operating activities, Capital Expenditures, and our other GAAP results.
The following table presents a reconciliation of net cash from or for operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash from (for) operating activities	$1,416,731	$(196,818)	$84,861
Purchase of property and equipment	(186,040)	(271,742)	(159,205)
Site and software development costs	(148,394)	(129,138)	(62,750)
Free Cash Flow	$1,082,297	$(597,698)	$(137,094)
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
Adjusted Diluted Earnings (Loss) per Share
To provide investors with additional information regarding our financial results, we have disclosed in this Annual Report on Form 10-K Adjusted Diluted Earnings (Loss) per Share, a non-GAAP financial measure that we calculate as net income (loss) plus equity-based compensation and related taxes, provision for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method divided by the weighted-average number of shares of common stock used in the computation of diluted earnings (loss) per share. Accordingly, we believe that these adjustments to our adjusted diluted net income (loss) before calculating per share amounts for all periods presented provides a more meaningful comparison between our operating results from period to period.

Adjusted Diluted Earnings (Loss) per Share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted Diluted Earnings (Loss) per Share, by their nature, excludes equity-based compensation and related taxes, provision for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method.

Because of these limitations, you should consider Adjusted Diluted Earnings (Loss) per Share alongside other financial performance measures.

A reconciliation of the numerator and denominator for diluted earnings (loss) per share, the most directly comparable GAAP financial measure, and the numerator and denominator for Adjusted Diluted Earnings (Loss) per Share, is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Numerator:
Net income (loss)	$184,996	$(984,584)	$(504,080)
Effect of dilutive securities:
Interest expense associated with convertible debt instruments	—	—	—
Numerator for diluted EPS - net income (loss) available to common stockholders after the effect of dilutive securities	184,996	(984,584)	(504,080)
Adjustments to net income (loss)
Interest expense associated with convertible debt instruments	8,790	—	—
Equity-based compensation and related taxes	296,872	240,978	136,415
Provision for income taxes, net	20,323	3,010	2,037
Other	3,956	—	(1,664)
Numerator for Adjusted Diluted EPS - Adjusted net income (loss)	$514,937	$(740,596)	$(367,292)
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	95,825	92,200	89,472
Effect of dilutive securities:
Employee stock options	29	—	—
Restricted stock units	3,483	—	—
Convertible debt instruments	—	—	—
Dilutive potential common shares	3,512	—	—
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	99,337	92,200	89,472
Adjustments to effect of dilutive securities:
Employee stock options	—	—	—
Restricted stock units	—	—	—
Convertible debt instruments	2,913	—	—
Denominator for Adjusted Diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	102,250	92,200	89,472
Diluted Earnings (Loss) per Share	$1.86	$(10.68)	$(5.63)
Adjusted Diluted Earnings (Loss) per Share	$5.04	$(8.03)	$(4.11)

Critical Accounting Policies
Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, net revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Revenue Recognition
We generate net revenue through product sales generated primarily through our family of sites.
We recognize revenue using the gross method for product sales generated through our family of sites only when we have concluded that Wayfair controls the product before it is transferred to the customer. Wayfair controls products when it is the entity responsible for fulfilling the promise to the customer and takes responsibility for the acceptability of the goods, assumes inventory risk from shipment through the delivery date, has discretion in establishing prices and selects the suppliers of products sold. We recognize net revenue when the product has been delivered to the customer.
We ship a large volume of packages through multiple carriers. When delivery dates are not available, we estimate delivery dates based on historical data. Net revenue from product sales includes shipping costs charged to the customer and is recorded net of taxes collected from customers, which are remitted to governmental authorities. Cash discounts and rebates earned by customers at the time of purchase are deducted from gross revenue in determining net revenue. Allowances for sales returns are estimated and recorded based on prior returns history, recent trends and projections for returns on sales in the current period.
We recognize gift cards and site credits in the period they are redeemed. Unredeemed gift cards and site credits not subject to requirements to remit balances to governmental agencies are recognized as net revenue based on historical redemption patterns, which are substantially within twenty-four months of issuance.
We maintain a membership rewards program for purchases made with our private label Wayfair credit card and co-branded Mastercard ("Credit Card Program"). Enrolled customers earn points that may be redeemed for future purchases. We defer a portion of our revenue associated with rewards that are ultimately expected to be redeemed.
As part of the Credit Card Program, in exchange for providing intellectual property, we receive payments based on spending activity and the profitability of the card. Revenue based on the spending activity of the underlying accounts is recognized as the respective card purchases occur and profit share is recognized based on the performance of the underlying portfolio.
Leases
We generally lease office and warehouse facilities under noncancelable agreements. Upon each agreement's commencement date, we determine if the agreement is part of an arrangement that is or that contains a lease, determine the lease classification and recognize ROU assets and lease liabilities for all leases with the exception of leases with terms of 12 months or less. We have arrangements with lease and non-lease components, and we account for lease and non-lease components separately for our warehouse and fulfillment center arrangements. For all other lease arrangements, we account for lease and non-lease components as a single lease component. As of December 31, 2020 and 2019 we did not have material finance lease arrangements.
Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term at the lease commencement date. As most of our leases do not provide an implicit rate, we use an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date to determine the present value of future payments. The determination of the IBR requires judgment and is primarily based on publicly-available information for companies within the same industry and with similar credit profiles. We adjust the rate for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at the lease commencement and is subsequently reassessed upon a modification to the lease arrangement. The ROU asset also includes any lease payments made prior to the commencement date and excludes lease incentives and initial direct costs incurred.
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
We review ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the ROU asset may not be recoverable. When such events occur, we compare the carrying amount of the ROU asset to the undiscounted expected future cash flows related to the ROU asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the ROU asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the ROU asset.
For additional information regarding our lease arrangements, see Note 5, Leases, in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Convertible Debt
Upon the issuance of convertible debt with debt and equity components, we evaluate the different components and features of the hybrid instrument and determine whether certain elements are embedded derivative instruments that require bifurcation. Components of convertible debt instruments that upon conversion may be settled fully in cash or partly in cash based on a net-share settlement basis are accounted for separately as long-term debt and equity when the conversion feature of the convertible bonds constitute an embedded equity instrument. When an equity instrument is identified, proceeds from issuance are allocated between debt and equity by measuring first the liability component and then determining the equity component as the residual amount. The liability component is measured as the fair value of a similar nonconvertible debt, which results in the recognition of a debt discount. In subsequent periods, we amortize the debt discount to interest (expense), net within the consolidated statements of operations, using the interest method based on the expected maturity of the debt. The equity component is reported in additional paid-in capital within the consolidated statement of stockholders' deficit and is not remeasured as long as it continues to meet the conditions for equity classification.
We allocate transaction costs to issue the convertible debt using the same proportions applied to the proceeds from the convertible debt. Transaction costs attributable to the liability component are recorded as a direct deduction from the related debt liability in the consolidated balance sheets, and they are amortized to interest (expense), net within the consolidated statements of operations over the term of the convertible debt using the effective interest rate method. Transaction costs attributable to the equity component are netted within additional paid-in capital within the consolidated statement of stockholders' deficit.
For additional information regarding our convertible debt, see Note 6, Debt and Other Financing, in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, foreign currency fluctuations and inflation. Information relating to quantitative and qualitative disclosures about these market risks is below.
Interest Rate Sensitivity
Cash and cash equivalents and short- and long-term investments were held primarily in cash deposits, certificates of deposit, money market funds and investment grade corporate debt. The fair value of our cash, cash equivalents and short- and long-term investments will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
Our 2022 Notes, which were issued in September 2017, carry a fixed interest rate of 0.375% per year, our 2024 Notes, which were issued in November 2018, carry a fixed interest rate of 1.125% per year, our 2026 Notes, which were issued in August 2019, carry a fixed interest rate of 1.00% per year, our 2025 Accreting Notes, which were issued in April 2020, carry a fixed interest rate of 2.50% per year and our 2025 Notes, which were issued in August 2020, carry a fixed interest rate of 0.625% per year. Since the Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates.
Interest on the revolving line of credit incurred pursuant to the credit agreements described herein would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any changes in prevailing interest rates will have a material impact on our results of operations.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our total net revenue is not currently subject to significant foreign currency risk. However, as our international business has grown, fluctuations in foreign currency exchange rates have started to have a greater impact. Our operating expenses are denominated in the currencies of the countries in which our operations are located or in which net revenue is generated, and as a result we face exposure to adverse movements in foreign currency exchange rates, particularly changes in the British Pound, Euro and Canadian Dollar, as the financial results of our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions, but we may do so in the future. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In addition, volatile market conditions arising from the COVID-19 outbreak may result in changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our net revenue as expressed in U.S. dollars.
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

Item 8. Financial Statements and Supplementary Data

WAYFAIR INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Wayfair Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wayfair Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019.
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

Completeness of Sales Return Reserves
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company had product revenue of $14.1 billion for the year ended December 31, 2020, which was net of sales return reserves of $72.8 million.

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

Allocation of Convertible Notes Issuances and Settlements to Debt and Equity
Description of the Matter
As described in Note 6 to the consolidated financial statements, the Company issued $1.5 billion in aggregate principal of 0.625% convertible senior notes due 2025 (the “2025 Notes”) pursuant to an Indenture dated August 14, 2020. The 2025 Notes include a cash settlement feature, which requires the Company to separate the 2025 Notes into liability and equity components. Upon issuance, the Company allocated $1.2 billion to the liability component of the 2025 Notes and $0.3 billion to the equity component of the 2025 Notes. The Company used approximately $1.0 billion of the net proceeds from the offering to repurchase approximately $0.3 billion in aggregate principal amounts due under the convertible senior notes due 2022 (the “2022 Notes”). Additionally, in 2020, $0.1 billion aggregate principal of the 2022 Notes were settled upon conversion by the holders for 670,610 shares of Wayfair’s Class A common stock. The accounting for the repurchases and conversions of the 2022 Notes requires the Company to allocate consideration transferred to the holders to the liability and equity components of the 2022 Notes being settled. The Company allocated $0.4 billion and $0.8 billion to the liability and equity components of the 2022 Notes from the total settlement consideration transferred to the holders.
Auditing the Company’s determination of the values allocated to the liability and equity components in both the issuance of the 2025 Notes and repurchases and conversions of the 2022 Notes was complex and highly judgmental as a result of the significant estimation required to determine the fair value of the liability component in each transaction. The fair value of the liability components was measured at the estimated fair value of a similar debt instrument without the conversion option. The fair value of similar debt instruments that do not have an associated conversion feature was determined using the Company’s estimated credit spread. Specifically, the credit spreads underlying the estimated effective interest rates for the 2022 and 2025 Notes were estimated using binomial lattice models and observing a range of credit spreads of comparable companies with similar credit ratings. In addition, management further estimated a credit rating for the Company using a synthetic credit rating model based on the Company’s financial performance as of each valuation date.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks related to the Company’s process for determining the fair value of similar debt that does not have an associated conversion feature.

To test the Company’s measurements of the liability and equity components of the 2025 Notes issuance and 2022 Notes repurchase, we (i) evaluated whether the valuation methodology was appropriate in the circumstances, giving consideration to the nature of the instruments being valued, the premise of the valuation, the business and environment in which the Company operates, and the lack of observable market data, (ii) assessed whether the assumptions on which the estimates were based, individually and taken as a whole, were consistent with the general economic environment, the economic environment of the Company’s business and industry in which it operates, and existing market information, (iii) performed comparative calculations and a sensitivity analysis to test the reasonableness of significant assumptions used in the Company’s valuation analysis, and (iv) prepared independent calculations to corroborate the estimate prepared by management. In performing our procedures, we also involved a valuation professional to assist in our evaluations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.

Boston, Massachusetts
February 25, 2021

WAYFAIR INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$2,129,440	$582,753
Short-term investments	461,698	404,252
Accounts receivable, net	110,299	99,720
Inventories	52,152	61,692
Prepaid expenses and other current assets	292,213	228,721
Total current assets	3,045,802	1,377,138
Operating lease right-of-use assets	808,375	763,400
Property and equipment, net	684,306	624,544
Long-term investments	—	155,690
Other noncurrent assets	31,446	32,276
Total assets	$4,569,929	$2,953,048
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,156,624	$908,097
Other current liabilities	1,008,970	703,422
Total current liabilities	2,165,594	1,611,519
Long-term debt	2,659,243	1,456,195
Operating lease liabilities	869,958	822,602
Other noncurrent liabilities	67,031	6,940
Total liabilities	5,761,826	3,897,256
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at December 31, 2020 and 2019	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 72,980,490 and 66,642,611 shares issued and outstanding at December 31, 2020 and 2019	73	67
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 26,564,234 and 26,957,815 shares issued and outstanding at December 31, 2020 and 2019	27	27
Additional paid-in capital	698,482	1,122,548
Accumulated deficit	(1,885,950)	(2,065,423)
Accumulated other comprehensive loss	(4,529)	(1,427)
Total stockholders' deficit	(1,191,897)	(944,208)
Total liabilities and stockholders' deficit	$4,569,929	$2,953,048

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Net revenue	$14,145,156	$9,127,057	$6,779,174
Cost of goods sold	10,032,985	6,979,725	5,192,451
Gross profit	4,112,171	2,147,332	1,586,723
Operating expenses:
Customer service and merchant fees	509,559	356,727	260,046
Advertising	1,412,173	1,095,840	774,189
Selling, operations, technology, general and administrative	1,830,090	1,624,706	1,025,767
Total operating expenses	3,751,822	3,077,273	2,060,002
Income (loss) from operations	360,349	(929,941)	(473,279)
Interest (expense), net	(146,397)	(54,514)	(28,560)
Other (expense) income, net	(8,633)	2,881	(204)
Income (loss) before income taxes	205,319	(981,574)	(502,043)
Provision for income taxes, net	20,323	3,010	2,037
Net income (loss)	$184,996	$(984,584)	$(504,080)
Earnings (loss) per share:
Basic	$1.93	$(10.68)	$(5.63)
Diluted	$1.86	$(10.68)	$(5.63)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	95,825	92,200	89,472
Diluted	99,337	92,200	89,472

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income (loss)	$184,996	$(984,584)	$(504,080)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,085)	120	553
Net unrealized (loss) gain on available-for-sale investments	(17)	233	30
Comprehensive income (loss)	$181,894	$(984,231)	$(503,497)

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
		(in thousands)
Balance at December 31, 2017	88,209	$88	$537,212	$(583,266)	$(2,363)	$(48,329)
Net loss	—	—	—	(504,080)	—	(504,080)
Other comprehensive income	—	—	—	—	583	583
Exercise of options to purchase common stock	46	—	138	—	—	138
Issuance of common stock upon vesting of RSUs	2,504	3	—	—	—	3
Shares withheld related to net settlement of RSUs	(11)	—	(1,284)	—	—	(1,284)
Equity-based compensation expense	—	—	133,638	—	—	133,638
Cumulative effect of adopting new revenue recognition standard	—	—	—	4,657	—	4,657
Equity component of issuance of convertible notes, net of premium paid on capped calls (Note 6)	—	—	83,953	—	—	83,953
Balance at December 31, 2018	90,748	91	753,657	(1,082,689)	(1,780)	(330,721)
Net loss	—	—	—	(984,584)	—	(984,584)
Other comprehensive income	—	—	—	—	353	353
Exercise of options to purchase common stock	35	—	113	—	—	113
Issuance of common stock upon vesting of RSUs	2,836	3	—	—	—	3
Shares withheld related to net settlement of RSUs	(19)	—	(2,236)	—	—	(2,236)
Equity-based compensation expense	—	—	240,448	—	—	240,448
Cumulative effect of adopting new leasing standard	—	—	—	1,850	—	1,850
Equity component of issuance of convertible notes, net of premium paid on capped calls (Note 6)	—	—	130,566	—	—	130,566
Balance at December 31, 2019	93,600	94	1,122,548	(2,065,423)	(1,427)	(944,208)
Net income	—	—	—	184,996	—	184,996
Other comprehensive loss	—	—	—	—	(3,102)	(3,102)
Exercise of options to purchase common stock	25	—	439	—	—	439
Issuance of common stock upon vesting of RSUs	3,015	3	—	—	—	3
Equity-based compensation expense	—	—	293,488	—	—	293,488
Repurchase of common stock	(1,256)	(1)	(380,236)	—	—	(380,237)
Shares issued upon conversion of convertible notes (Note 6)	4,161	4	426,162	—	—	426,166
Reacquisition of equity component from repurchases and conversions of convertible notes, net of taxes (Note 6)	—	—	(842,337)	—	—	(842,337)
Cumulative effect of adopting new credit allowance standard	—	—	—	(5,523)	—	(5,523)
Equity component of issuance of convertible notes, net of premium paid on capped calls (Note 6)	—	—	78,418	—	—	78,418
Balance at December 31, 2020	99,545	$100	$698,482	$(1,885,950)	$(4,529)	$(1,191,897)

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$184,996	$(984,584)	$(504,080)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Depreciation and amortization	285,711	192,419	123,542
Equity-based compensation	276,208	227,451	127,564
Amortization of discount and issuance costs on convertible notes	134,288	62,111	22,585
Other non-cash adjustments	12,638	(1,691)	(56)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,726)	(49,187)	(12,792)
Inventories	9,947	(15,631)	(18,319)
Prepaid expenses and other current assets	(61,259)	(32,590)	(65,195)
Other assets	(532)	(1,329)	(8,157)
Accounts payable and other current liabilities	531,526	393,013	385,647
Other liabilities	57,934	13,200	34,122
Net cash from (for) operating activities	1,416,731	(196,818)	84,861

Cash flows from investing activities:
Purchase of short- and long-term investments	(481,670)	(553,858)	(99,002)
Sale and maturities of short-and long-term investments	580,153	115,468	61,068
Purchase of property and equipment	(186,040)	(271,742)	(159,205)
Site and software development costs	(148,394)	(129,138)	(62,750)
Other investing activities, net	(124)	(15,567)	(398)
Net cash for investing activities	(236,075)	(854,837)	(260,287)

Cash flows from financing activities:
Proceeds from borrowings	200,000	—	—
Repayment of borrowings	(200,000)	—	—
Proceeds from issuance of convertible notes, net of issuance costs	2,027,758	935,146	562,047
Premiums paid for capped call confirmations	(255,024)	(145,728)	(93,438)
Payments to extinguish convertible debt	(1,040,349)	—	—
Repurchase of common stock	(380,237)	—	—
Other financing activities, net	440	(2,914)	(1,146)
Net cash from financing activities	352,588	786,504	467,463
Effect of exchange rate changes on cash and cash equivalents	13,443	(1,557)	(1,536)
Net increase (decrease) in cash and cash equivalents	1,546,687	(266,708)	290,501

Cash and cash equivalents:
Beginning of year	582,753	849,461	558,960
End of year	$2,129,440	$582,753	$849,461

Supplemental Cash Flow Information:
Cash paid for interest on long-term debt	$17,407	$7,763	$1,554
Non-cash impact to equity upon conversion of convertible debt, net of taxes	$306,889	$—	$—
Cash paid for interest on finance lease obligations	$—	$—	$9,058
Construction costs capitalized under finance lease obligations and other leases	$—	$—	$125,796
Purchase of property and equipment included in accounts payable and other liabilities	$29,915	$41,181	$15,383

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Description of Business and Basis of Presentation

Wayfair Inc. is one of the world's largest online destinations for the home. Through its e-commerce business model, Wayfair offers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over twenty-two million products from over 16,000 suppliers. These financial statements consolidate the operations and accounts of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, references to “we,” “us” and “our” refer to Wayfair Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. Below is a summary of Wayfair’s wholly-owned subsidiaries with operations:

Subsidiary	Location
Wayfair LLC	U.S.
CastleGate Logistics Inc.	U.S.
CastleGate Trade Services LLC	U.S.
SK Retail, Inc.	U.S.
Wayfair Maine LLC	U.S.
Wayfair Transportation LLC	U.S.
Wayfair Securities Corporation	U.S.
Wayfair Stores Limited	Republic of Ireland
Wayfair (UK) Limited	United Kingdom
Wayfair Deutschland Ltd. & Co. KG	Germany
Wayfair Deutschland GP Ltd.	Germany
CastleGate Logistics Canada Inc.	Canada
CastleGate Logistics Hong Kong Limited	Hong Kong
Wayfair (BVI) Ltd.	British Virgin Islands
Use of Estimates
We prepared the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of and during the reported period of the consolidated financial statements. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.
Cash and Cash Equivalents
Wayfair considers all highly liquid investments purchased with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash. Cash equivalents, which consist primarily of money market accounts, are carried at cost, which approximates fair value.
Investments
Investments consist of certificates of deposits and marketable securities with original maturities of greater than three months. Short-term investments mature in less than twelve months from the balance sheet date. We determine the cost basis of an investment sold using the specific identification method.
To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss, however management considers the risk of credit loss to be minimized by Wayfair's policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason of the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management's intended holding period and time

Notes to Consolidated Financial Statements (Continued)

horizon for selling. During the years ended December 31, 2020, 2019 and 2018, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. Further, as of December 31, 2020 and 2019, Wayfair did not record an allowance for credit losses related to its available-for-sale debt securities.
Concentrations of Credit Risk
Financial instruments that subject Wayfair to credit risk consist of cash and cash equivalents, short- and long-term investments and accounts receivable. The risk for cash and cash equivalents is minimized by Wayfair's policy to maintain these balances with major financial institutions of high-credit quality. At times, cash balances may exceed federally insured limits; however, to date, Wayfair has not incurred any losses on these investments. As of December 31, 2020 and 2019, Wayfair had $281.0 million and $48.2 million in banks located outside of the U.S. The risk for short- and long-term investments is minimized by Wayfair's policy of investing in financial instruments issued by highly-rated financial institutions.
Accounts Receivables, Net
Accounts receivable are stated net of the allowance for credit losses, which are recorded based on historical losses as well as management's expectation of future collections. Uncollectible amounts are written off against the allowance after all collection efforts have been exhausted. Wayfair's exposure to credit loss is minimized through fraud assessments performed prior to customer checkout and Wayfair's policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. Further, management believes credit risk is mitigated since approximately 99% of the net revenue recognized for the twelve months ended December 31, 2020 was collected in advance of recognition.
Inventories
Inventories consisting of finished goods are stated at the lower of cost or net realizable value, determined by the first-in, first-out (FIFO) method, and consist of product for resale. Inventory costs consist of cost of product and inbound shipping and handling costs. Inventory costs also include direct and indirect labor costs, rent and depreciation expense associated with Wayfair's fulfillment centers. Inventory valuation requires Wayfair to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, liquidations and expected recoverable values of each disposition category.
Deferred Costs In-Transit
Deferred costs in-transit to customers are recorded in prepaid expenses and other current assets.
Property and Equipment
Property and equipment are stated at cost, net of depreciation. Expenditures for maintenance and repairs are charged to expense as incurred, whereas betterments are capitalized as additions to property and equipment. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Class	Range of Life (In Years)
Furniture and computer equipment	3 to 7
Site and software development costs	2
Leasehold improvements	The lesser of useful life or lease term
Site and Software Development Costs
Wayfair capitalizes certain costs associated with the development of its sites and internal-use software products after the preliminary project stage is complete and until the site enhancements or software is ready for its intended use. Wayfair also capitalizes implementation costs incurred in cloud computing hosting arrangements. Upgrades and enhancements are capitalized if they will result in added functionality. Capitalized costs are amortized over a two-year period. Costs incurred in the preliminary stages of development, after the software is ready for its intended use and for maintenance of internal-use software are expensed as incurred.

Notes to Consolidated Financial Statements (Continued)

Long-Lived Assets
Wayfair reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, Wayfair compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset.
Leases
Wayfair generally leases office and warehouse facilities under noncancelable agreements. Upon each agreement's commencement date, we determine if the agreement is part of an arrangement that is or that contains a lease, determine the lease classification and recognize right-of-use ("ROU") assets and lease liabilities for all leases with the exception of leases with terms of 12 months or less. We have arrangements with lease and non-lease components, and we account for lease and non-lease components separately for our warehouse and fulfillment center arrangements. For all other lease arrangements, we account for lease and non-lease components as a single lease component. Operating lease ROU assets are classified in operating lease right-of-use assets in the consolidated balance sheets. Operating lease liabilities are classified as other current liabilities and operating lease liabilities based on when lease payments are due. As of December 31, 2020 and 2019 we did not have material finance lease arrangements.

Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term at the lease commencement date. As most of our leases do not provide an implicit rate, we use an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The determination of the IBR requires judgment and is primarily based on publicly available information for companies within the same industry and with similar credit profiles. We adjust the rate for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at the lease commencement and is subsequently reassessed upon a modification to the lease arrangement. The ROU asset also includes any lease payments made prior to the commencement date and excludes lease incentives and initial direct costs incurred.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
We review ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the ROU asset may not be recoverable. When such events occur, we compare the carrying amount of the ROU asset to the undiscounted expected future cash flows related to the ROU asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the ROU asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the ROU asset.

Contingent Liabilities

Wayfair has certain contingent liabilities that arise in the ordinary course of business activities. Wayfair accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Wayfair does not accrue for contingent losses that, in our judgment, we consider to be reasonably possible, but not probable; however, we disclose the range of such reasonably possible losses.

Notes to Consolidated Financial Statements (Continued)

Foreign Currency Translation
The functional currency of Wayfair is the U.S. dollar, while the functional currencies of certain wholly-owned subsidiaries outside the U.S. are as follows:

Subsidiary	Functional Currency
Wayfair Stores Limited	Euro
Wayfair Deutschland Ltd & Co KG	Euro
Wayfair Deutschland GP Ltd.	Euro
Wayfair (BVI) Ltd.	Euro
Wayfair (UK) Limited	Pound sterling
CastleGate Logistics Canada Inc.	Canadian dollar
CastleGate Logistics Hong Kong Limited	Hong Kong dollar

The financial statements of Wayfair are translated to U.S. dollars using year-end exchange rates for assets and liabilities and average exchange rates for revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income (loss) below net income (loss) and accumulated other comprehensive loss within total stockholders’ deficit. Transaction gains and losses are included in other (expense) income, net, which is reflected in net income (loss).
Revenue Recognition
Wayfair primarily generated net revenue through product sales on its family of sites.
Wayfair recognizes net revenue on product sales through Wayfair's family of sites using the gross method when Wayfair has concluded it controls the product before it is transferred to the customer. Wayfair controls products when it is the entity responsible for fulfilling the promise to the customer and takes responsibility for the acceptability of the goods, assumes inventory risk from shipment through the delivery date, has discretion in establishing prices and selects the suppliers of products sold. Wayfair recognizes net revenue from sales of its products upon delivery to the customer. As Wayfair ships a large volume of packages through multiple carriers, actual delivery dates may not always be available and as such Wayfair estimates delivery dates based on historical data.
Net revenue from product sales includes shipping costs charged to the customer and is recorded net of taxes collected from customers, which are recorded in other current liabilities and are remitted to governmental authorities. Cash discounts and rebates earned by customers at the time of purchase and estimates for sales return allowances are deducted from gross revenue in determining net revenue.
Wayfair maintains a membership rewards program for customer purchases made with our private label Wayfair credit card and co-branded Mastercard ("Credit Card Program"). In exchange for providing intellectual property as part of the Credit Card Program, we record net revenues based on spending activity and the profitability of the card portfolio. Spending activity of the underlying accounts represents customer purchases used with their respective cards, and the profitability of the card portfolio is based on the financial performance of the underlying credit portfolio.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 13, Segment and Geographic Information, for additional detail.
Wayfair has three types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are initially recorded in unearned revenue, and are recognized as net revenue when the products are delivered, (ii) unredeemed gift cards and site credits, which are initially recorded in unearned revenue, and are recognized in the period they are redeemed, and (iii) membership rewards redeemable for future purchases, which are earned by customers on purchases made through the Credit Card Program, and are initially recorded in other current liabilities, and recognized as net revenue when redeemed. The portion of gift cards and store credits not expected to be redeemed are recognized as net revenue based on a pattern of historical redemptions, which are substantially within twenty-four months from the date of issuance.

Notes to Consolidated Financial Statements (Continued)

Cost of Goods Sold
Costs of Goods sold consists of:
Product Costs: Wayfair capitalizes into inventory costs for the purchase price we pay to suppliers of products sold, direct and indirect labor costs, rent, depreciation and inbound shipping and handling costs. Product costs are offset by rebates Wayfair earns through allowances and supplier incentive programs. Wayfair earns rebates when goods are shipped, and amounts earned and due from suppliers under these rebate programs are included in other current assets and are reflected as a reduction of cost of goods sold. Vendor allowances earned on Wayfair owned inventory reduce the carrying cost of inventory and are recognized in cost of goods sold when the inventory is sold. Product costs are also offset by media and merchandising offerings provided to our suppliers, which are not considered distinct from the purchase of goods from those suppliers.
Shipping and Fulfillment Costs: Shipping costs include outbound shipping costs. Fulfillment costs include costs incurred to operate and staff our fulfillment centers and provide other inbound supply chain services such as ocean freight and drayage. Costs to operate and staff the CastleGate and WDN networks include rent and depreciation expenses associated with various facilities, costs to receive, inspect, pick, package and prepare customer orders for delivery, and direct and indirect labor costs including payroll, payroll-related benefits and equity-based compensation. Shipping and Fulfillment costs are offset by fees earned by providing logistic services to suppliers including order fulfillment, warehousing and inbound supply chain services such as ocean freight and drayage through Wayfair's CastleGate business. Fulfillment fees are earned upon completion of preparing customer orders for shipment, warehousing fees are earned upon completion of each storage date and inbound supply chain services are earned on a straight-line basis as the shipments move from origin to destination. Shipping and Fulfillment costs were $2.0 billion, $1.4 billion and $1.1 billion, for the years ended December 31, 2020, 2019 and 2018.
Customer Service and Merchant Fees
Customer service and merchant fees consist of labor-related costs, including payroll, payroll-related benefits and equity-based compensation of our employees involved in customer service activities, merchant processing fees associated with customer payments made by credit cards and debit cards and other variable fees. Merchant processing fees totaled $267.7 million, $179.7 million and $133.4 million in the years ended December 31, 2020, 2019 and 2018.
Advertising
Advertising consists of direct response performance marketing costs, such as display advertising, paid search advertising, social media advertising, search engine optimization, comparison shopping engine advertising, television advertising, direct mail, catalog and print advertising. Costs for advertising are expensed when the advertising begins. Prepayments for advertising that has not been incurred are included in prepaid expenses and other current assets, and advertising costs that have been incurred but not paid are included in other current liabilities.

Selling, Operations, Technology, General and Administrative

Selling, operations, technology, general and administrative expenses primarily include labor-related costs, including equity-based compensation, of our operations group, which includes our supply chain and logistics team, our technology team that builds and supports our sites, category managers, buyers, site merchandisers, merchants, marketers and the team who executes our advertising strategy, and our corporate general and administrative team, which includes human resources, finance and accounting personnel. Also included are administrative and professional service fees which include audit and legal fees, insurance, depreciation, rent and other corporate expenses.
Equity-Based Compensation
Wayfair recognizes its equity-based payments to employees and non-employees as gross expense over the service period based on their grant date fair values with actual forfeitures recognized as they occur. Wayfair has granted stock options, restricted common stock and restricted stock units. Restricted stock values are determined based on the quoted market price of our Class A common stock on the date of grant.
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

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Wayfair records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. As of December 31, 2020, we maintained a full valuation allowance against our net worldwide deferred tax asset.
Wayfair determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of benefit attributable to the position is recognized. The tax benefit to be recognized of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency.
We evaluate at the end of each reporting period whether some or all of the undistributed earnings of our foreign subsidiaries are permanently reinvested. Our position is based upon several factors including management's evaluation of Wayfair and its subsidiaries' financial requirements, the short- and long-term operational and fiscal objectives of Wayfair and the tax consequences associated with the repatriation of earnings.
Earnings (Loss) Per Share
Wayfair follows the two-class method when computing earnings (loss) per share for its two issued classes of common stock - Class A and Class B. Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period plus, if dilutive, common stock equivalents outstanding during the period and stock issuable upon conversion of our convertible debt instruments. Wayfair's common stock equivalents consist of shares issuable upon the release of restricted stock units, and to a lesser extent, the incremental shares of common stock issuable upon the exercise of stock options. The dilutive effect of these common stock equivalents is reflected in diluted earnings (loss) per share by application of the treasury stock method. The dilutive effect of shares issuable upon conversion of our convertible debt instruments are included in the calculation of diluted earnings (loss) per share under the if-converted method.
For periods in which Wayfair has reported net losses, diluted earnings (loss) per share is the same as basic earnings (loss) per share, as the effects of common stock equivalents outstanding and shares issuable upon conversion of convertible debt instruments are antidilutive and therefore excluded from the calculation of diluted earnings (loss) per share.
Wayfair allocates undistributed earnings between the classes on a one-to-one basis when computing earnings (loss) per share. As a result, basic and diluted earnings (loss) per Class A and Class B shares are equivalent.
Adoption of New Accounting Principles
Wayfair adopted ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as subsequently amended (“ASU 2016-13”) on January 1, 2020, using the modified retrospective transition method. This ASU revised how entities account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. As of January 1, 2020, our adoption of ASU 2016-13 resulted in a $5.5 million cumulative adjustment to our accumulated deficit.
Wayfair adopted ASU No. 2016-02, Leases ("ASU 2016-02") on January 1, 2019, using the modified retrospective approach. Wayfair also elected the package of practical expedients, which among other things, allowed Wayfair to carry forward historical lease classification. The adoption of the standard resulted in (1) the derecognition of building assets and finance lease obligations for certain leases that did not pass the sale-leaseback criteria, (2) the derecognition of construction in progress assets and other long-term liabilities for certain lease arrangements whereby Wayfair was no longer considered the deemed construction owner of the construction projects and (3) the recognition of operating lease ROU assets and lease liabilities for lease arrangements with an initial term greater than twelve months.

Notes to Consolidated Financial Statements (Continued)

New Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). This ASU simplifies the accounting for convertible instruments by removing the separation models for convertible debt with cash conversion features and convertible instruments with a beneficial conversion feature. Under ASU 2020-06, a convertible debt instrument with those features will generally be reported as a single liability at its amortized cost with no separate accounting for the embedded conversion features. We expect the elimination of these models will reduce reported interest expense for Wayfair’s existing convertible instruments currently falling under the scope of those models. ASU 2020-06 requires the application of the if-converted method when calculating diluted earnings per share, eliminating our ability to use the treasury stock method when certain conditions are met. The ASU is effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

2. Supplemental Financial Statement Disclosures

Accounts Receivable, Net

For the year ended December 31, 2020, we reported accounts receivable of $110.3 million, net of allowance for credit losses of $21.4 million. For the year ended December 31, 2019, we reported accounts receivable of $99.7 million, net of allowance for credit losses of $22.8 million. Other than the adjustment related to the adoption of ASU 2016-13, changes in the allowance for credit losses were not material for the year ended December 31, 2020.

Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Prepaid expenses and other current assets:
Deferred costs in transit	$156,240	$104,947
Prepaid expenses	50,205	46,177
Supplier receivables and credits receivable	62,165	48,328
Other current assets	23,603	29,269
Total prepaid expenses and other current assets	$292,213	$228,721

Other Noncurrent Assets
The following table presents the components of other noncurrent assets as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Other noncurrent assets:
Goodwill and intangible assets, net	$17,263	$18,809
Other noncurrent assets	14,183	13,467
Total other noncurrent assets	$31,446	$32,276
Amortization expense related to intangible assets was $1.5 million, $0.8 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018. Goodwill was $0.4 million for the years ended December 31, 2020 and 2019. For the years ended December 31, 2020, 2019 and 2018, no impairment of goodwill or intangible assets had been recorded.

Other Current Liabilities
The following table presents the components of other current liabilities as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Other current liabilities:
Unearned revenue	$292,525	$167,641
Employee compensation and related benefits	155,574	141,922
Short-term lease liability (Note 5)	97,286	91,104
Advertising	90,251	71,597
Sales tax payable	104,502	62,173
Sales return allowance	72,835	38,042
Other accrued expenses and current liabilities	195,997	130,943
Total other current liabilities	$1,008,970	$703,422
Contractual liabilities included in unearned revenue and other accrued expenses and current liabilities were $292.5 million and $5.6 million, respectively, at December 31, 2020, and $167.6 million and $4.6 million, respectively, at December 31, 2019. During the year ended December 31, 2020, Wayfair recognized $142.3 million and $3.4 million of net revenue included in unearned revenue and other accrued expenses and current liabilities, which was recorded as of December 31, 2019.
3. Cash and Cash Equivalents, Investments and Fair Value Measurements
Investments
As of December 31, 2020 and 2019, all of Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the year ended December 31, 2020, Wayfair collected $161.3 million of proceeds from the sale of long-term investments and recognized a realized gain of $0.8 million. During the years ended December 31, 2019 and 2018, Wayfair did not have any realized gains or losses.

Notes to Consolidated Financial Statements (Continued)

The following tables present details of Wayfair’s investment securities as of December 31, 2020 and 2019:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$461,683	$20	$(5)	$461,698
Long-term:
Investment securities	—	—	—	—
Total	$461,683	$20	$(5)	$461,698

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$404,294	$20	$(62)	$404,252
Long-term:
Investment securities	155,616	92	(18)	155,690
Total	$559,910	$112	$(80)	$559,942
Fair Value Measurements
Wayfair's financial assets and liabilities are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The three levels of inputs used to measure fair value are as follows:
▪Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities
▪Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full-term of the asset or liability
▪Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability
This hierarchy requires Wayfair to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We classify our cash equivalents and certificate of deposits within Level 1 because we value these investments using quoted market prices. The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security. We classify short- and long-term investments within Level 2 because unadjusted quoted prices for identical or similar assets in markets are not active. None of our assets are classified as Level 3.

Notes to Consolidated Financial Statements (Continued)

The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$638,621	$—	$—	$638,621
Cash equivalents	1,490,819	—	—	1,490,819
Total cash and cash equivalents	2,129,440	—	—	2,129,440
Short-term investments:
Investment securities	—	461,698	—	461,698
Other noncurrent assets:
Certificate of deposit	5,200	—	—	5,200
Long-term:
Investment securities	—	—	—	—
Total	$2,134,640	$461,698	$—	$2,596,338

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$308,521	$—	$—	$308,521
Cash equivalents	274,232	—	—	274,232
Total cash and cash equivalents	582,753	—	—	582,753
Short-term investments:
Investment securities	—	404,252	—	404,252
Other noncurrent assets:
Certificate of deposit	5,076	—	—	5,076
Long-term:
Investment securities	—	155,690	—	155,690
Total	$587,829	$559,942	$—	$1,147,771

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Furniture and computer equipment	$527,777	$509,120
Site and software development costs	431,546	297,252
Leasehold improvements	398,874	228,514
Construction in progress	28,806	45,503
	1,387,003	1,080,389
Less: Accumulated depreciation and amortization	(702,697)	(455,845)
Property and equipment, net	$684,306	$624,544
Depreciation and amortization expense was $284.2 million, $191.6 million and $122.6 million, of which $131.6 million, $81.6 million and $51.3 million was attributable to the amortization expense of site and software development costs for the years ended December 31, 2020, 2019 and 2018. For the years ended December 31, 2020, 2019 and 2018, no impairment of long-lived assets had been recorded. Total costs capitalized of site and software development costs, net of accumulated amortization, totaled $157.6 million and $123.5 million as of December 31, 2020 and 2019.
5. Leases
Wayfair has lease arrangements for warehouse, Wayfair Delivery Network facilities, which includes consolidation centers, cross docks and last mile delivery facilities and office spaces. These leases expire at various dates through 2034. Operating lease expense was $158.6 million, $122.0 million and $66.7 million in 2020, 2019 and 2018. Sublease income was $11.2 million in 2020 and immaterial in 2019 and 2018.
The following table presents other information related to leases:

	Year Ended December 31,
	2020	2019
	(in thousands)
Supplemental cash flows information:
Cash payments included in operating cash flows from lease arrangements	$157,267	$109,163
Right-of-use assets obtained in exchange for lease obligations	$133,814	$301,053

	December 31, 2020	December 31, 2019
Additional lease information:
Weighted average remaining lease term	8 years	10 years
Weighted average discount rate	6.5%	6.7%

Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

Amount
(in thousands)
2021	$149,590
2022	165,624
2023	160,487
2024	157,219
2025	150,788
Thereafter	467,014
Total future minimum lease payments	1,250,722
Less: Imputed interest	(283,478)
Total	$967,244
The following table presents total operating leases liabilities:

December 31, 2020
(in thousands)
Balance sheet line item:
Other current liabilities	$97,286
Operating lease liabilities	869,958
Total operating leases	$967,244
As of December 31, 2020, Wayfair had additional operating lease commitments that had not yet commenced of approximately $127.9 million to be contractually delivered in 2021 with lease terms ranging between 2 to 15 years.
6. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing as of the dates presented:

	December 31, 2020			December 31, 2019
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount
	(in thousands)
Revolving Credit Facility			$—			$—
2022 Notes	$18,036	$(1,596)	16,440	$431,250	$(59,830)	371,420
2024 Notes	575,000	(132,892)	442,108	575,000	(161,275)	413,725
2026 Notes	948,750	(242,911)	705,839	948,750	(277,700)	671,050
2025 Notes	1,518,000	(289,954)	1,228,046	—	—	—
2025 Accreting Notes	288,464	(21,654)	266,810	—	—	—
Total Debt			$2,659,243			$1,456,195
Short-term debt			$—			$—
Long-term debt			$2,659,243			$1,456,195

Notes to Consolidated Financial Statements (Continued)

Revolving Credit Facility
Wayfair Inc., and certain of its subsidiaries (together, the “Guarantors”), and Wayfair Inc.’s wholly-owned subsidiary Wayfair LLC, as borrower (the "Borrower"), have a credit agreement with certain lenders, which provides for a $200 million senior secured revolving credit facility that matures on February 21, 2022 (the “Revolver”). Wayfair has issued letters of credit, primarily as security for certain lease agreements, for approximately $57.0 million as of December 31, 2020, which reduces the availability of credit under the Revolver. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the credit agreement, Wayfair is required to make certain mandatory prepayments prior to maturity.
In August 2020, in connection with the 2020 Repurchase Program, Wayfair amended the credit agreement to increase Wayfair’s stock repurchase basket in the negative covenant for restricted payments. In October 2020, Wayfair also increased the revolving loan commitment to $200 million through an incremental commitment joinder. In 2020, Wayfair borrowed under the Revolver, and Wayfair had repaid all borrowings as of December 31, 2020. As a result, there were no revolving loans outstanding under the Revolver as of December 31, 2020.
Wayfair’s obligations under the Revolver are guaranteed by the Guarantors. The obligations of the Borrower and the Guarantors are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors, including, with certain exceptions, all of the capital stock of Wayfair Inc.’s domestic subsidiaries and 65% of the capital stock of Wayfair Inc.’s first-tier foreign subsidiaries.
Revolver borrowings bear interest through maturity at a variable rate based upon, at the Borrower’s option, either the Eurodollar rate or the base rate (which is the highest of (x) Citibank’s prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate and (z) 1.00% in excess of the one-month Eurodollar rate), plus, in each case an applicable margin. As of December 31, 2020, the applicable margin for Eurodollar rate loans was 1.50% per annum and the applicable margin for base rate loans was 0.50% per annum. The applicable margin is subject to specified changes depending on Wayfair’s liquidity, as defined in the credit agreement.
The Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of Wayfair LLC and the Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments and change the nature of their businesses. The Revolver also contains customary events of default, subject to thresholds and grace periods, including, among others, payment default, covenant default, cross default to other material indebtedness and judgment default. In addition, the Revolver requires Wayfair to maintain certain levels of free cash flow, as defined in the credit agreement. As of December 31, 2020, Wayfair was in compliance with all covenants.
Convertible Non-Accreting Notes
The following table summarizes certain terms related to our outstanding convertible notes, excluding the 2025 Accreting Notes:

Convertible Non-Accreting Notes	Maturity Date	Annual Coupon Rate	Annual Effective Interest Rate	Payment Dates for Semi-Annual Interest Payments in Arrears
2022 Notes	September 1, 2022	0.375%	6.0%	March 1 and September 1
2024 Notes	November 1, 2024	1.125%	8.1%	May 1 and November 1
2026 Notes	August 15, 2026	1.00%	6.4%	February 15 and August 15
2025 Notes	October 1, 2025	0.625%	5.2%	April 1 and October 1

Notes to Consolidated Financial Statements (Continued)

In September 2017, Wayfair issued $431.25 million in aggregate principal amount of 0.375% Convertible Senior Notes due 2022 (the "2022 Notes"), which includes the exercise in full of a $56.25 million option granted to the initial purchasers. In connection with the 2022 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2022 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2022 Notes (the “2022 Capped Calls”).
In November 2018, Wayfair issued $575.0 million in aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (the "2024 Notes"), which included the exercise in full of a $75.0 million option granted to the initial purchasers. In connection with the 2024 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2024 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2024 Notes (the “2024 Capped Calls”).
In August 2019, Wayfair issued $948.75 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2026 (the "2026 Notes"), which included the exercise in full of a $123.75 million option granted to the initial purchasers. In connection with the 2026 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2026 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes (the “2026 Capped Calls”).
In August 2020, Wayfair issued $1.518 billion in aggregate principal amount of 0.625% Convertible Senior Notes due 2025 (the “2025 Notes”, and together with the 2022 Notes, 2024 Notes, 2026 Notes, the “Non-Accreting Notes”), which included the exercise in full of a $198.0 million option granted to the initial purchasers. In connection with the issuance of the 2025 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2025 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2025 Notes (the “2025 Capped Calls”).
Convertible Accreting Notes
In April 2020, Wayfair issued $535.0 million in aggregate original principal amount of 2.50% Accreting Convertible Senior Notes due 2025 (the "2025 Accreting Notes", and collectively with the Non-Accreting Notes, the “Notes”) to GHEP VII Aggregator, L.P ("Great Hill"), CBEP Investments, LLC ("Charlesbank") and The Spruce House Partnership LLC. The 2025 Accreting Notes are fully and unconditionally guaranteed on a senior unsecured basis by Wayfair LLC, a wholly-owned subsidiary of Wayfair Inc., as guarantor. No cash interest is payable on the 2025 Accreting Notes. Instead, the 2025 Accreting Notes accrue interest at a rate of 2.50% per annum, which accretes to the principal amount on April 1 and October 1 of each year. The 2025 Accreting Notes will mature on April 1, 2025, unless earlier purchased, redeemed or converted. The annual effective interest rate of the 2025 Accreting Notes is 4.4%.
Seniority of Notes
The Notes are general senior unsecured obligations of Wayfair. The Notes rank senior in right of payment to any of Wayfair’s future indebtedness that is expressly subordinated in right of payment to the Notes, rank equal in right of payment to Wayfair’s existing and future unsecured indebtedness that is not so subordinated and are effectively subordinated in right of payment to any of Wayfair’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The Non-Accreting Notes are structurally subordinated to all existing and future indebtedness and liabilities of Wayfair’s subsidiaries, including Wayfair LLC’s guaranty of the 2025 Accreting Notes, and the 2025 Accreting Notes are structurally subordinated to all existing and future indebtedness and liabilities of Wayfair’s subsidiaries (other than Wayfair LLC).
Indentures
The Notes are governed by separate indentures between Wayfair, as issuer, and U.S. Bank National Association, as trustee. The Non-Accreting Notes indenture also includes Wayfair LLC, as guarantor. Each indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or the holders of not less than 25% in aggregate principal amount of the respective notes then outstanding may declare the entire principal amount of the respective notes plus accrued interest, if any, to be immediately due and payable.

Notes to Consolidated Financial Statements (Continued)

Conversion and Redemption Terms of the Notes
Wayfair's Notes will mature at their maturity date unless earlier purchased, redeemed or converted. The Notes’ initial conversion terms are summarized below:

Convertible Notes	Maturity Date	Free Convertibility Date	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Redemption Date
2022 Notes	September 1, 2022	June 1, 2022	9.6100	$104.06	September 8, 2020
2024 Notes	November 1, 2024	August 1, 2024	8.5910	$116.40	May 8, 2022
2026 Notes	August 15, 2026	May 15, 2026	6.7349	$148.48	August 20, 2023
2025 Notes	October 1, 2025	July 1, 2025	2.3972	$417.15	October 4, 2022
2025 Accreting Notes	April 1, 2025	-	13.7931	$72.50	May 9, 2023
The conversion rate is subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of Wayfair’s Class A common stock, but will not be adjusted for accrued and unpaid interest.
Wayfair will settle any conversions of the Non-Accreting Notes in cash, shares of Wayfair’s Class A common stock or a combination thereof, with the form of consideration determined at Wayfair’s election. The holders of the Non-Accreting Notes may convert all or a portion of the notes prior to certain conversion dates (the “Free Convertibility Date”) under the following circumstances (in each case, as applicable to each series of Non-Accreting Notes):
•during any calendar quarter (and only during such calendar quarter) after December 31, 2020, if the last reported sale price of Wayfair’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any ten consecutive trading day period (the “measurement period") in which the trading price (as defined in the applicable indenture) per $1,000 principal amount of the notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Wayfair’s Class A common stock and the conversion rate on each such trading day;
•if Wayfair calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and
•upon the occurrence of specified corporate events (as set forth in the applicable indenture)
On or after the applicable Free Convertibility Date until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, holders of the Non-Accreting Notes may convert their Non-Accreting Notes at any time.
The following Non-Accreting Notes are convertible during the calendar quarter ended March 31, 2021: the 2022 Notes, the 2024 Notes and the 2026 Notes. The 2025 Notes are not convertible during the first quarter of 2021.
The holders of the 2025 Accreting Notes may convert all or a portion of their 2025 Accreting Notes at any time prior to the second business day immediately preceding the maturity date. Wayfair will settle any conversion of 2025 Accreting Notes with a number of shares of Wayfair’s Class A common stock per $1,000 original principal amount of 2025 Accreting Notes equal to the accreted principal amount of such original principal amount of 2025 Accreting Notes divided by the conversion price.
Upon the occurrence of a fundamental change (as defined in the applicable indenture), holders of the Notes may require Wayfair to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount (or accreted principal amount) of the Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the fundamental change repurchase date (such interest to be included in the accreted principal amount for the 2025 Accreting Notes). Holders of the Non-Accreting Notes who convert their respective notes in connection with a make-whole fundamental change or a notice of redemption (each as defined in the indenture) may be entitled to a premium in the form of an increase in the conversion rate of the respective notes. Holders of the 2025 Accreting Notes who convert in connection with a make-whole fundamental change (as defined in the applicable indenture) may be entitled to a premium in the form of an increase in the conversion rate.

Notes to Consolidated Financial Statements (Continued)

Wayfair may not redeem the Notes prior to certain dates (the “Redemption Date”). On or after the applicable Redemption Date, Wayfair may redeem for cash all or part of the applicable series of Notes if the last reported sale price of Wayfair’s Class A common stock equals or exceeds 130% (Non-Accreting Notes) or 276% (2025 Accreting Notes) of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which Wayfair provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which Wayfair provides notice of the redemption. The redemption price will be either 100% of the principal amount (or accreted principal amount) of the notes to be redeemed, plus accrued and unpaid interest, if any, or the if-converted value holder elects to convert their Notes upon receiving notice of redemption.
Accounting for Non-Accreting Notes
In accounting for the issuance of the Non-Accreting Notes, Wayfair separated the Non-Accreting Notes into liability and equity components. The carrying amount of each Non-Accreting Note's liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature. The carrying amount of each Non-Accreting Note's equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to Wayfair's own stock, was determined by deducting the fair value of the Non-Accreting Note's liability component from the par value of the Non-Accreting Note. The difference between the carrying amount of the Non-Accreting Note and the liability component represents the debt discount for the Non-Accreting Note, which was recorded as a direct deduction from the related debt liabilities and is amortized to interest expense using the effective interest method over the term of the Non-Accreting Note.
The equity components of the 2022 Notes, 2024 Notes, 2026 Notes and 2025 Notes of approximately $95.8 million, $181.5 million, $280.3 million and $297.4 million, respectively, are included in additional paid-in capital and are not remeasured as long as they continue to meet the conditions for equity classification. Wayfair allocated transaction costs related to the components of the Non-Accreting Notes using the same proportions as the proceeds from the corresponding Non-Accreting Notes. Transaction costs attributable to the liability components were recorded as direct deductions from the related debt liabilities and amortized to interest expense over the terms of the corresponding Non-Accreting Notes, and transaction costs attributable to the equity components were netted with the corresponding equity components in shareholders’ deficit.
Accounting for Accreting Notes
In accounting for the issuance of the 2025 Accreting Notes, Wayfair determined there was a beneficial conversion feature, which represents the excess of the fair value of the underlying common stock at the commitment date less the effective conversion price of the shares convertible at that time. The beneficial conversion feature of $39.4 million was recorded to additional paid-in capital and represents a debt discount to the 2025 Accreting Notes, which was recorded as a direct deduction from the related debt liability. It is amortized to interest expense using the effective interest method over the term of the 2025 Accreting Notes. All transaction costs incurred were recorded as a direct deduction from the related debt liability and are amortized to interest expense using the effective interest method over the term of the 2025 Accreting Notes. Interest for the 2025 Accreting Notes is amortized to interest expense using the effective interest method over the term of the 2025 Accreting Notes and recorded to other long-term liabilities. Upon accretion to the principal amount on April 1 and October 1 of each year, Wayfair will reclassify the interest accrued as of that date to long-term debt. The beneficial conversion feature for additional shares, which would be issued upon conversion of paid-in-kind interest, is recorded as additional interest expense and additional paid-in capital over the term of the 2025 Accreting Notes as such interest accrues.
Proceeds from Notes Transactions
The net proceeds from the sale of the 2022 Notes, 2024 Notes, 2026 Notes, 2025 Notes and 2025 Accreting Notes were approximately $420.4 million, $562.0 million, $935.1 million, $1.5 billion and $527.4 million, respectively, after deducting the initial purchasers’ discounts, if applicable, and the offering expenses payable by Wayfair. We used approximately $44.2 million, $93.4 million, $145.7 million and $255.0 million of the net proceeds from the 2022 Notes, 2024 Notes, 2026 Notes and 2025 Notes, respectively, to purchase the Capped Calls. We intend to use the remainder of the net proceeds from the Notes for working capital and general corporate purposes, including, but not limited to, operating and capital expenditures. We may also use a portion of the net proceeds to finance acquisitions, strategic transactions, investments, repurchases of our Class A common stock or the repayment, redemption, purchase or exchange of indebtedness (including the Notes).

Notes to Consolidated Financial Statements (Continued)

Extinguishment and Conversions of Notes
In August 2020, Wayfair used $1.0 billion of the net proceeds from the issuance of the 2025 Notes to repurchase for cash in privately negotiated repurchase transactions $343.4 million in aggregate principal amount of the 2022 Notes.
Additionally, in 2020, $69.8 million aggregate principal of the 2022 Notes were settled upon conversion by the holders for 670,610 shares of Wayfair’s Class A common stock. In accounting for these transactions, Wayfair allocated $380.2 million of the total fair value of the consideration received from the 2025 Notes to the debt component of the repurchased 2022 Notes by estimating the fair value of a similar liability that did not have an associated convertible feature. The $12.8 million loss on extinguishment of the 2022 Notes recorded to other (expense) income, net, primarily represents the difference between the total fair value of consideration allocated to the debt component and the $368.8 million carrying value, net of the remaining unamortized debt discount and debt issuance costs. Wayfair applied the $832.0 million residual value of the total fair value of the consideration to the equity component in additional paid-in capital.
In October 2020, Charlesbank converted $253.1 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair’s Class A common stock. Upon Charlesbank's conversion of the 2025 Accreting Notes, the remaining debt discount for those notes of $19.8 million was immediately recognized as interest expense in the fourth quarter of 2020. In January 2021, Great Hill converted $253.1 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair's Class A common stock.
Interest Expense
The following table presents total interest expense recognized for the Notes for the years ended December 31:

	Year Ended December 31,
	2020			2019
Convertible Notes	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense
	(in thousands)
2022 Notes	$1,054	$13,775	$14,829	$1,617	$20,080	$21,697
2024 Notes	6,469	28,382	34,851	6,469	26,161	32,630
2026 Notes	9,488	34,759	44,247	3,342	12,205	15,547
2025 Notes	3,611	20,369	23,980	—	—	—
2025 Accreting Notes	8,324	25,438	33,762	—	—	—
Total	$28,946	$122,723	$151,669	$11,428	$58,446	$69,874

Fair Value of Notes
The estimated fair value of the 2022 Notes, 2024 Notes, 2026 Notes, 2025 Notes and 2025 Accreting Notes was $38.4 million, $1.2 billion, $1.6 billion, $1.4 billion and $923.7 million, respectively, as of December 31, 2020. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs including volatility and credit spread. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Cash and Cash Equivalents, Investments and Fair Value Measurements. The if-converted value of the 2022 Notes, 2024 Notes, 2026 Notes and 2025 Accreting Notes exceeded the principal value by $21.1 million, $540.5 million, $494.1 million and $610.0 million, respectively, as of December 31, 2020. The if-converted value of the 2025 Notes did not exceed the principal value as of December 31, 2020.
Capped Calls
The 2022 Capped Calls, 2024 Capped Calls, 2026 Capped Calls and 2025 Capped Calls (collectively, the "Capped Calls") are expected generally to reduce the potential dilution and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Notes upon conversion of the Notes if the market price per share of Wayfair’s Class A common stock is greater than the strike price of the applicable Capped Call (which corresponded to the initial conversion price of the applicable Non-Accreting Notes and is subject to certain adjustments under the terms of the applicable Capped Call), with such reduction

Notes to Consolidated Financial Statements (Continued)

and/or offset subject to a cap based on the cap price of the applicable Capped Calls (the "Initial Cap Price"). The Capped Calls can, at Wayfair’s option, remain outstanding until their maturity date, even if all or a portion of the Non-Accreting Notes are converted, repurchased or redeemed prior to such date.
Each of the Capped Calls has an initial cap price per share of Wayfair’s Class A common stock, which represented a premium over the last reported sale price (or, with respect to the 2025 Capped Calls, the volume-weighted average price) of Wayfair’s Class A common stock on the date the corresponding Non-Accreting Notes were priced (the "Cap Price Premium"), and is subject to certain adjustments under the terms of the corresponding agreements. Collectively, the Capped Calls cover, initially, the number of shares of Wayfair’s Class A common stock underlying the Non-Accreting Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Non-Accreting Notes.
The initial terms for the Capped Calls are presented below:

Capped Calls	Maturity Date	Initial Cap Price	Cap Price Premium
2022 Capped Calls	September 1, 2022	$154.16	100%
2024 Capped Calls	November 1, 2024	$219.63	150%
2026 Capped Calls	August 15, 2026	$280.15	150%
2025 Capped Calls	October 1, 2025	$787.08	150%
The Capped Calls are separate transactions from the Non-Accreting Notes, are not subject to the terms of the Non-Accreting Notes and will not affect any holder’s rights under the Non-Accreting Notes. Similarly, holders of the Non-Accreting Notes do not have any rights with respect to the Capped Calls. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to Wayfair's stock. The premiums paid for the Capped Calls were included as a net reduction to additional paid-in capital within shareholders’ deficit.
7. Commitments and Contingencies
Purchase Obligations
Wayfair has entered into purchase obligations that represent enforceable and legally binding software license commitments. Our payments due under these purchase obligations are $97.4 million in 2021, $121.2 million in 2022, $114.6 million in 2023 and no other commitments thereafter. These payments exclude payments for contracts that are able to be canceled, both in full or in part, since they do not represent legally binding arrangements.
Collection of Sales or Other Similar Taxes
Wayfair has historically collected and remitted sales tax based on the locations of its physical operations. On June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494. Among other things, the Court held that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Several states and other taxing jurisdictions have presented, or indicated that they may present, Wayfair with sales tax assessments. The aggregate assessments received as of December 31, 2020 are not material to Wayfair's business and Wayfair does not expect the Court's decision to have a significant impact on its business.
Legal Matters
From time to time Wayfair is involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, Wayfair does not currently believe that the outcome of any of these other legal matters will have a material adverse effect on Wayfair's results of operation or financial condition. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management's attention from important business matters and initiatives, negatively impacting Wayfair's overall operations. In addition, Wayfair may also find itself at greater risk to outside party claims as it increases its operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear.
On November 18, 2020, certain of our present and former directors, along with Great Hill Partners, L.P., Great Hill, Charlesbank Capital Partners, LLC and Charlesbank, were named as defendants in a shareholder derivative lawsuit filed in the Court of Chancery of the State of Delaware by the Equity-League Pension Trust Fund. Wayfair is named as a nominal defendant. The derivative complaint primarily alleges that the director defendants breached their fiduciary duties with respect to Wayfair’s issuance of the 2025 Accreting Notes, and further alleges that the non-director defendants were unjustly enriched on the basis of

Notes to Consolidated Financial Statements (Continued)

the issuance. The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment and seeks disgorgement of proceeds received as a result of the issuance, other equitable relief and damages and attorneys’ fees and costs. At this time, based on available information regarding this litigation, we are unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
8. Employee Benefit Plans
Wayfair has a defined-contribution, incentive savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have reached the age of 21 years. Employees may elect to defer compensation up to a dollar limit (as allowable by the Internal Revenue Code), of which up to 4% of an employee's salary will be matched by Wayfair. The amounts deferred by the employee and the matching amounts contributed by Wayfair both vest immediately. The amount expensed under the plan totaled approximately $31.7 million, $27.9 million and $18.2 million in the years ended December 31, 2020, 2019 and 2018.
9. Stockholders’ Deficit
Preferred Stock
Wayfair authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of December 31, 2020, Wayfair had no shares of undesignated preferred stock issued or outstanding.
Common Stock
Wayfair authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 72,980,490 and 66,642,611 shares of Class A common stock and 26,564,234 and 26,957,815 shares of Class B common stock were outstanding as of December 31, 2020 and 2019. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if Wayfair's Board of Directors (the "Board"), in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since Wayfair's initial public offering through December 31, 2020, 55,474,180 shares of Class B common stock were converted to Class A common stock.
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700 million of Wayfair’s Class A common stock (the “2020 Repurchase Program”). The 2020 Repurchase Program replaced Wayfair’s previous $200 million stock repurchase authorization approved by the Board in 2018, which was terminated simultaneously. During the year ended December 31, 2020, Wayfair repurchased $380.2 million of its Class A common stock through the stock repurchase programs at an average price of $302.71 per share. During the year ended December 31, 2019, Wayfair did not repurchase any shares of common stock.
10. Equity-Based Compensation
The Board adopted the 2014 Incentive Award Plan ("2014 Plan") to grant cash and equity incentive awards to eligible participants in order to attract, motivate and retain talent. The 2014 Plan is administered by the Board for awards to non-employee directors and by the compensation committee of the Board for other participants and provides for the issuance of stock options, SARs, restricted common stock, restricted stock units ("RSUs"), performance shares, stock payments, cash payments, dividend awards and other incentives. Prior to the adoption of the 2014 Plan, Wayfair LLC issued certain equity awards pursuant to the Wayfair LLC Amended and Restated Common Unit Plan (the "2010 Plan"), which was administered by the Board of Wayfair LLC. Awards issued under the 2010 Plan that remain outstanding currently represent Class A or Class B common stock of Wayfair Inc.
The 2014 Plan initially made 8,603,066 shares of Class A common stock available for future award grants. The 2014 Plan also contains an evergreen provision whereby the shares available for future grants are increased on the first day of each calendar

Notes to Consolidated Financial Statements (Continued)

year from January 1, 2016 through and including January 1, 2024. As of January 1, 2021, 6,224,792 shares of Class A common stock were available for future grant under the 2014 Plan. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 and 2014 Plans are available for future grants under the 2014 Plan.
The following table presents activity relating to stock options for the year ended December 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2019	43,606	$3.00	1.5
Options exercised	(24,560)	$3.01
Outstanding and exercisable at December 31, 2020	19,046	$2.99	0.5
The intrinsic value of stock options exercised was $4.6 million and $4.8 million for the years ended December 31, 2020 and 2019. Aggregate intrinsic value of stock options outstanding and currently exercisable is $4.2 million as of December 31, 2020. All stock options were fully vested at December 31, 2020.
The following table presents activity relating to RSUs for the year ended December 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	8,112,736	$95.69
RSUs granted	2,441,898	$196.04
RSUs vested	(3,015,462)	$97.15
RSUs forfeited/canceled	(1,563,873)	$105.42
Outstanding as of December 31, 2020	5,975,299	$134.03
The intrinsic value of RSUs vested was $562.3 million and $358.6 million for the years ended December 31, 2020 and 2019. The aggregate intrinsic value of RSUs unvested was $1.3 billion as of December 31, 2020. Unrecognized equity-based compensation expense related to RSUs expected to vest over time is $728.3 million with a weighted-average remaining vesting term of 1.2 years as of December 31, 2020.
Equity-based compensation was classified as follows in the consolidated statements of operations for the years ended December 31:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of goods sold	$9,494	$5,376	$2,549
Customer service and merchant fees	14,835	9,286	5,524
Selling, operations, technology, general and administrative	251,879	212,789	119,491
Total equity-based compensation	$276,208	$227,451	$127,564
Equity-based compensation costs capitalized as site and software development costs was $17.3 million for the year ended December 31, 2020. The amount qualifying for capitalization during the years ended December 31, 2019 and 2018 was not material.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes
The components of the provision for income taxes, net for the years ended December 31, 2020, 2019 and 2018 are presented below:

Year ended	2020	2019	2018
	(in thousands)
Current:
Federal	$—	$—	$—
State	7,817	874	744
Foreign	2,164	2,136	78
Deferred:
Federal	9,036	—	(86)
State	1,306	—	(24)
Foreign	—	—	1,325
Provision for income taxes, net	$20,323	$3,010	$2,037
The actual provision for income taxes, net differs from the expected provision for income taxes computed at the U.S. Federal statutory tax rate of 21% due to the following:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Provision for income taxes at the federal statutory rate	$43,116	$(206,131)	$(105,429)

State income tax expense, net of federal benefit	18,518	(40,136)	(22,584)
Foreign tax rate differential	18,591	24,346	14,976
Non-deductible equity-based compensation expense	7,671	6,604	3,267
Windfall benefits from equity-based compensation	(51,024)	(28,915)	(29,003)
Change in valuation allowance	(26,982)	236,863	119,370
Change in tax rate	(847)	(2,293)	197
Limitation on officer's compensation	8,103	6,509	5,283
Debt integration termination	—	—	9,236
Other	3,177	6,163	6,724
Provision for income taxes, net	$20,323	$3,010	$2,037
We recorded a provision for income taxes, net of $20.3 million, representing an effective tax rate of 9.88%. The effective tax rate differs from the U.S. Federal statutory rate of 21% primarily as a result of excess tax benefits on equity awards for U.S. employees and the valuation allowance maintained against our worldwide net deferred tax asset.
The components of income (loss) before income taxes determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
U.S.	$399,973	$(699,347)	$(327,356)
Foreign	(194,654)	(282,227)	(174,687)
Total	$205,319	$(981,574)	$(502,043)

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Accounts receivable	$5,507	$5,909
Inventories	1,048	871
Net operating loss carryforwards	433,543	470,199
Equity-based compensation expense	12,720	14,929
Intangibles	9,274	10,675
Accrued payroll	36,580	21,395
Accrued expenses and reserves	23,633	14,539
Charitable contributions	—	872
Leases	255,381	239,259
Gross deferred tax assets	777,686	778,648
Less: Valuation allowance	(328,116)	(412,898)
Net deferred tax assets	449,570	365,750
Deferred tax liabilities:
Prepaid expenses	$(4,889)	$(5,930)
Capitalized technology	(35,261)	(27,354)
Property and equipment	(41,543)	(14,191)
Operating lease right-of-use asset	(211,727)	(197,680)
Convertible debt	(167,043)	(120,447)
481(a) adjustments	(8,103)	—
Other	(1,934)	(148)
Total deferred tax liabilities	(470,500)	(365,750)

Non-current net deferred tax assets (liabilities)	$(20,930)	$—
The valuation allowance decreased by $84.8 million during 2020. The decrease in the valuation allowance is the result of Wayfair utilizing its deferred tax assets related to historical net operating losses to offset current year taxable income, as well as a decrease in valuation allowance through equity as a result of the deferred tax liability recorded related to our convertible debt issuances. This is partially offset by establishing a valuation allowance against the current year operating losses of our foreign entities.
In determining the need for a valuation allowance, Wayfair has given consideration to the cumulative book income and loss positions of each of its entities as well as its worldwide cumulative income position. We have assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. At December 31, 2020, we maintain a full valuation allowance against our worldwide net deferred tax assets.
As of December 31, 2020, Wayfair had federal net operating loss carryforwards available to offset future federal taxable income of $1.2 billion. In addition, Wayfair had state net operating loss carryforwards available in the amount of $1.0 billion which are available to offset future state taxable income. Of the federal net operating loss carryforwards, $150.7 million begin to expire in the year ending December 31, 2037. The remaining $1.0 billion of federal net operating loss carryforwards do not expire. The state net operating loss carryforwards begin to expire in the year ending December 31, 2023. Our ability to utilize these federal and state net operating loss carryforwards may be limited in the future if we experience an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater

Notes to Consolidated Financial Statements (Continued)

stockholders change by more than 50% over a three-year period. Through December 31, 2020, we have determined that none of our tax attributes were subject to such a restrictive limitation.
As of December 31, 2020, Wayfair also had foreign net operating loss carryforwards available to offset future foreign income of $949.8 million. The Canadian net operating loss of $18.2 million will expire in the year ending December 31, 2038. The remaining foreign net operating loss carryforwards do not expire.
As of December 31, 2020, Wayfair has not provided for U.S. deferred income taxes on undistributed earnings of its foreign subsidiaries of approximately $6.0 million since these earnings are deemed to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, we could be subject to income taxes as well as withholding taxes. The amount of taxes attributable to the undistributed earnings is immaterial.
Wayfair establishes reserves for uncertain tax positions based on management's assessment of exposures associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. Reserves for uncertain tax positions as of December 31, 2020 and 2019 are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against our net deferred tax assets.
Wayfair's policy is to recognize interest and penalties related to unrecognized tax benefits and penalties as a component of the provision for income taxes, net. Related to the unrecognized tax benefits noted above, we did not accrue any penalties and interest during 2020, 2019 or 2018 because we believe that such additional interest and penalties would be insignificant.
Wayfair's tax jurisdictions include the U.S., the UK, Germany, Ireland, Canada, Hong Kong and the British Virgin Islands. The statute of limitations with respect to our U.S. federal income taxes has expired for years prior to 2017. The relevant U.S. state statutes vary and years prior to 2016 are generally closed. The statute of limitations for our foreign income taxes vary, but have expired for years prior to 2016. However, preceding years remain open to examination by U.S. federal and state and foreign taxing authorities to the extent of future utilization of net operating losses generated in each preceding year.
12. Earnings (Loss) per Share
The following table presents the calculation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Numerator:
Numerator for basic EPS - Net income (loss)	$184,996	$(984,584)	$(504,080)
Effect of dilutive securities:
Interest expense associated with convertible debt instruments	—	—	—
Numerator for diluted EPS - net income (loss) available to common stockholders after the effect of dilutive securities	$184,996	$(984,584)	$(504,080)
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	95,825	92,200	89,472
Effect of dilutive securities:
Employee stock options	29	—	—
Restricted stock units	3,483	—	—
Convertible debt instruments	—	—	—
Dilutive potential common shares	3,512	—	—
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	99,337	92,200	89,472
Earnings (Loss) per Share:
Basic	$1.93	$(10.68)	$(5.63)
Diluted	$1.86	$(10.68)	$(5.63)

Notes to Consolidated Financial Statements (Continued)

The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted earnings (loss) per share were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Outstanding employee stock options	—	44	80
Unvested restricted common stock	—	—	20
Unvested restricted stock units	192	8,113	7,971
Shares related to convertible debt instruments	20,115	15,474	9,084
Total	20,307	23,631	17,155
Wayfair may settle conversions of the Non-Accreting Notes in cash, shares of Wayfair's Class A common stock or any combination thereof at its election. Wayfair will settle conversions of the 2025 Accreting Notes in shares. The Capped Calls are generally expected to reduce the potential dilution of Wayfair's Class A common stock upon any conversion of the Notes and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Notes upon conversion of the Notes if the market price per share of Wayfair’s Class A common stock is greater than the strike price of the Capped Calls (which corresponded to the initial conversion price of the Non-Accreting Notes and is subject to certain adjustments under the terms of the Capped Calls), with such reduction and/or offset subject to the Initial Cap Price. The number of shares of Wayfair's Class A common stock potentially issuable and obtainable at the respective conversion prices of the Notes and the Capped Calls, respectively, as of December 31, 2020, are as follows:

	2022 Notes / 2022 Capped Calls	2024 Notes / 2024 Capped Calls	2026 Notes / 2026 Capped Calls	2025 Accreting Notes	2025 Notes / 2025 Capped Calls
	(in thousands)
Shares potentially issuable from convertible debt instruments	173	4,940	6,390	3,979	3,639
Shares obtainable from the exercise of capped calls	(1,347)	(2,322)	(3,003)	—	(1,710)
Total	(1,174)	2,618	3,387	3,979	1,929
For more information on the structure of the Notes and the Capped Calls, including potential adjustments to the conversion prices used to determine the shares presented in the preceding table, see Note 6, Debt and Other Financing.
13. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. Wayfair’s CODM is its Chief Executive Officer.
Wayfair's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other (expense) income, net, provision for income taxes, net, non-recurring items and other items not indicative of our ongoing operating performance. These charges are excluded from the evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.
Wayfair allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative expenses based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other (expense) income, net and provision for income taxes, net. There are no revenue transactions between Wayfair's reportable segments.

Notes to Consolidated Financial Statements (Continued)

U.S.
The U.S. segment primarily consists of amounts earned through product sales through Wayfair's family of sites in the U.S.
International
The International segment primarily consists of amounts earned through product sales through Wayfair's international sites.
Net revenue from external customers for each group of similar products and services are not reported to the CODM. Separate identification of this information for purposes of segment disclosure is impractical, as it is not readily available and the cost to develop it would be excessive. No individual country outside the U.S. provided greater than 10% of consolidated net revenue.
The following tables present net revenues and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
U.S. net revenue	$11,900,658	$7,764,831	$5,813,070
International net revenue	2,244,498	1,362,226	966,104
Total net revenue	$14,145,156	$9,127,057	$6,779,174

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Adjusted EBITDA:
U.S.	$1,041,892	$(179,010)	$(19,049)
International	(95,004)	(317,534)	(195,937)
Total reportable segments Adjusted EBITDA	946,888	(496,544)	(214,986)
Less: reconciling items (1)	(761,892)	(488,040)	(289,094)
Net income (loss)	$184,996	$(984,584)	$(504,080)
(1)The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net income (loss):

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Depreciation and amortization	$285,711	$192,419	$123,542
Equity-based compensation and related taxes	296,872	240,978	136,415
Interest expense, net	146,397	54,514	28,560
Other expense (income), net	8,633	(2,881)	204
Provision for income taxes, net	20,323	3,010	2,037
Other (1)	3,956	—	(1,664)
Total reconciling items	$761,892	$488,040	$289,094
(1) We recorded a $4.0 million loss related to severance costs associated with February 2020 workforce reductions. The values were recorded in selling, operations, technology, general and administrative expenses. In 2018, we terminated

Notes to Consolidated Financial Statements (Continued)

the lease of a warehouse we had vacated in 2017 and recorded a one-time gain of $1.7 million related to the difference in the expected future net lease commitments and the actual costs incurred to terminate the lease.
The following table presents long-lived assets attributable to Wayfair's reportable segments reconciled to the amounts:

	Year Ended December 31,
	2020	2019
	(in thousands)
Geographic long-lived assets:
U.S.	$718,681	$731,963
International	163,753	144,803
Total reportable segment long-lived assets	882,434	876,766
Plus: reconciling corporate long-lived assets	610,247	511,178
Total long-lived assets	$1,492,681	$1,387,944
U.S. and International long-lived assets consist of property and equipment, net and operating lease ROU assets. Corporate long-lived assets consist of property and equipment, net and operating lease ROU assets at our corporate facilities.
The following table presents total assets attributable to Wayfair's reportable segments reconciled to consolidated amounts:

	Year Ended December 31,
	2020	2019
	(in thousands)
Assets by segment:
U.S.	$1,122,391	$1,076,733
International	214,707	190,167
Total reportable segment assets	1,337,098	1,266,900
Plus: reconciling corporate assets	3,232,831	1,686,148
Total assets	$4,569,929	$2,953,048
U.S. and International segment assets consist primarily of accounts receivable, net, inventories, prepaid expenses and other current assets, property and equipment, net and operating lease ROU assets. Corporate assets include cash and cash equivalents, short- and long-term investments, long-lived assets at our corporate facilities, capitalized internal-use software and website development costs and other noncurrent assets.

14. Related Party Transactions

As discussed in Note 6, Debt and Other Financing, in April 2020, pursuant to the terms of the amended and restated purchase agreement, dated April 7, 2020 (the "Purchase Agreement"), Wayfair issued $535.0 million in aggregate original principal amount of 2025 Accreting Notes. The issuance of the 2025 Accreting Notes constitutes a related party transaction because of Michael W. Choe's positions as a director of Wayfair (as of May 12, 2020) and Managing Director and Chief Executive Officer of Charlesbank Capital Partners, LLC, the sole owner of the ultimate general partner of Charlesbank, a party to the Purchase Agreement; Michael Kumin's positions as a director of Wayfair and a Managing Partner at Great Hill Partners, LP, Manager of the ultimate general partner of Great Hill, a party to the Purchase Agreement; and the limited partnership interests held by Niraj Shah and Steve Conine, Wayfair's co-founders and co-chairmen, in affiliates of Great Hill and Charlesbank.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2020, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 outbreak. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included immediately following Item 9A. Controls and Procedures, in this Annual Report on Form 10-K.
Limitations on Disclosure Controls and Procedures and Internal Control over Financial Reporting
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Wayfair have been detected.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Wayfair Inc.
Opinion on Internal Control over Financial Reporting
We have audited Wayfair Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wayfair Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2021

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
The other information required by this item is incorporated by reference from our proxy statement for our 2021 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2020.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our proxy statement for our 2021 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our proxy statement for our 2021 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our proxy statement for our 2021 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2020.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our proxy statement for our 2021 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2020.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements:
The financial statements are filed as part of this Annual Report on Form 10-K under Item 8, Financial Statements and Supplementary Data.
(2)Financial Statement Schedules:
The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under Item 8, Financial Statements and Supplementary Data.
(3)Exhibits:
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
3.1	Restated Certificate of Incorporation of the Company		8-K	001-36666	10/8/2014	3.1
3.2	Amended and Restated Bylaws of Wayfair		8-K	001-36666	10/8/2014	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock of the Company		S-1	333-198171	9/19/2014	4.1
4.2	Indenture, dated as of September 15, 2017, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	9/15/2017	4.1
4.3	Form of 0.375% Convertible Senior Notes due 2022 (included in Exhibit 4.2)
4.4	Indenture, dated as of November 19, 2018, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	11/19/2018	4.1
4.5	Form of 1.125% Convertible Senior Notes due 2024 (included in Exhibit 4.4)
4.6	Indenture, dated as of August 19, 2019, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	8/19/2019	4.1
4.7	Form of 1.00% Convertible Senior Notes due 2026 (included in Exhibit 4.6)
4.8	Form of Indenture by and between Wayfair Inc., Wayfair LLC, as Guarantor, and U.S. Bank National Association, as trustee		8-K	001-36666	4/8/2020	4.1
4.9	Form of 2.50% Accreting Convertible Senior Notes due 2025 (included in Exhibit 4.8)
4.10	Indenture, dated as of August 14, 2020, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	8/17/2020	4.1
4.11	Form of 0.625% Convertible Senior Notes due 2025 (included in Exhibit 4.10)
4.12	Description of Wayfair Securities	X
10.1+	Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.1
10.2+	Form of Deferred Unit Agreement under the Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.2
10.3+	2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.3
10.4+	Form of Option Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.4
10.5+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.5
10.6+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2018)		10-K	001-3666	2/25/2019	10.6
10.7+	Form of Restricted Stock Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.6
10.8+	Form of Indemnification and Advancement Agreement for Directors and Executive Officers		8-K	001-36666	1/8/2018	10.1

10.9+	Form of Amended and Restated Letter Agreement dated May 6, 2014 between the Company and each of Niraj Shah and Steven Conine	S-1	333-198171	8/15/2014	10.11
10.10+	Letter Agreement dated October 2, 2013 between the Company and Michael Fleisher, as amended May 5, 2014	S-1	333-198171	8/15/2014	10.12
10.11	Amended and Restated Credit Agreement dated February 21, 2019 among Wayfair LLC, Wayfair Inc., each other Loan Party from time to time party thereto, each Lender from time to time party thereto and Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	8-K	001-36666	2/22/2019	10.1
10.12	Amendment No. 1 to the Amended and Restated Credit Agreement, dated August 21, 2020, among Wayfair LLC, Wayfair Inc., each other Loan Party from time to time party thereto, each Lender from time to time party thereto and Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	10-Q	001-36666	11/3/2020	10.14
10.13	2020 Incremental Commitment Joinder Agreement and Consent to Waiver, dated October 30, 2020, among Silicon Valley Bank, as an Incremental Lender, the other Lenders party thereto, Wayfair LLC, Wayfair Inc. and Citibank, N.A., as Administrative Agent.	10-Q	001-36666	11/3/2020	10.15
10.14	Letter Agreement, dated September 11, 2017, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	9/15/2017	10.2
10.15	Letter Agreement, dated September 11, 2017, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	9/15/2017	10.3
10.16	Letter Agreement, dated September 11, 2017, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	9/15/2017	10.4
10.17	Letter Agreement, dated September 14, 2017, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	9/15/2017	10.5
10.18	Letter Agreement, dated September 14, 2017, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	9/15/2017	10.6
10.19	Letter Agreement, dated September 14, 2017, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	9/15/2017	10.7
10.20	Letter Agreement, dated November 14, 2018, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.2
10.21	Letter Agreement, dated November 14, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.3
10.22	Letter Agreement, dated November 14, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.4

10.23	Amended and Restated Letter Agreement, dated November 15, 2018, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.5
10.24	Amended and Restated Letter Agreement, dated November 15, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.6
10.25	Amended and Restated Letter Agreement, dated November 15, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.7
10.26	Amended and Restated Letter Agreement, dated November 15, 2018, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.8
10.27	Amended and Restated Letter Agreement, dated November 15, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.9
10.28	Amended and Restated Letter Agreement, dated November 15, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.10
10.29	Letter Agreement, dated November 27, 2018, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the 2018 Additional Capped Call Transaction	8-K	001-36666	11/29/2018	10.1
10.30	Letter Agreement, dated November 27, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2018 Additional Capped Call Transaction	8-K	001-36666	11/29/2018	10.2
10.31	Letter Agreement, dated November 27, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2018 Additional Capped Call Transactions	8-K	001-36666	11/29/2018	10.3
10.32	Letter Agreement, dated August 14, 2019, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.2
10.33	Letter Agreement, dated August 14, 2019, between Citibank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.3
10.34	Letter Agreement, dated August 14, 2019, between JPMorgan Chase Bank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.4
10.35	Letter Agreement, dated August 16, 2019, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.5
10.36	Letter Agreement, dated August 16, 2019, between Citibank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.6
10.37	Letter Agreement, dated August 16, 2019, between JPMorgan Chase Bank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.7
10.38	Form of Registration Rights Agreement by and between Wayfair Inc. and GHEP VII Aggregator, L.P., CBEP Investments, LLC and The Spruce House Partnership LLC	8-K	001-36666	4/8/2020	10.2

10.39	Letter Agreement, dated August 11, 2020, between Barclays PLC and Wayfair Inc. regarding the Base Capped Call Transaction		8-K	001-36666	8/17/2020	10.2
10.40	Letter Agreement, dated August 11, 2020, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction		8-K	001-36666	8/17/2020	10.3
10.41	Letter Agreement, dated August 11, 2020, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction		8-K	001-36666	8/17/2020	10.4
10.42	Letter Agreement, dated August 11, 2020, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction		8-K	001-36666	8/17/2020	10.5
10.43	Letter Agreement, dated August 11, 2020, between Nomura Global Financial Products Inc. and Wayfair Inc. regarding the Base Capped Call Transaction		8-K	001-36666	8/17/2020	10.6
10.44	Letter Agreement, dated August 11, 2020, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction		8-K	001-36666	8/17/2020	10.7
10.45	Letter Agreement, dated August 12, 2020, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	8/17/2020	10.8
10.46	Letter Agreement, dated August 12, 2020, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	8/17/2020	10.9
10.47	Letter Agreement, dated August 12, 2020, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	8/17/2020	10.10
10.48	Letter Agreement, dated August 12, 2020, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	8/17/2020	10.11
10.49	Letter Agreement, dated August 12, 2020, between Nomura Global Financial Products Inc. and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	8/17/2020	10.12
10.50	Letter Agreement, dated August 12, 2020, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	8/17/2020	10.13
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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
Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NIRAJ SHAH	Chief Executive Officer and President, Co-Founder and Director (Principal Executive Officer)	February 25, 2021
Niraj Shah

/s/ MICHAEL FLEISHER	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021
Michael Fleisher

/s/ STEVEN CONINE	Co-Founder and Director	February 25, 2021
Steven Conine

/s/ JULIE BRADLEY	Director	February 25, 2021
Julie Bradley

/s/ MICHAEL CHOE	Director	February 25, 2021
Michael Choe

/s/ ANDREA JUNG	Director	February 25, 2021
Andrea Jung

/s/ MICHAEL KUMIN	Director	February 25, 2021
Michael Kumin

/s/ JEFFREY NAYLOR	Director	February 25, 2021
Jeffrey Naylor

/s/ ANKE SCHÄFERKORDT	Director	February 25, 2021
Anke Schäferkordt

/s/ MICHAEL E. SNEED	Director	February 25, 2021
Michael E. Sneed