Form 10-Q
period 2021-03-31
Wayfair Inc.
filed 2021-05-06
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at April 29, 2021
Class A Common Stock, $0.001 par value per share	77,635,388
Class B Common Stock, $0.001 par value per share	26,563,909

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2021

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated and Condensed Financial Statements

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
	(in thousands, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$2,086,484	$2,129,440
Short-term investments	608,524	461,698
Accounts receivable, net	107,043	110,299
Inventories	59,613	52,152
Prepaid expenses and other current assets	355,211	292,213
Total current assets	3,216,875	3,045,802
Operating lease right-of-use assets	858,297	808,375
Property and equipment, net	665,177	684,306
Other non-current assets	34,584	31,446
Total assets	$4,774,933	$4,569,929
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,174,208	$1,156,624
Other current liabilities	1,045,814	1,008,970
Total current liabilities	2,220,022	2,165,594
Long-term debt	3,060,091	2,659,243
Operating lease liabilities	920,936	869,958
Other non-current liabilities	43,593	67,031
Total liabilities	6,244,642	5,761,826
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at March 31, 2021 and December 31, 2020	—	—
Class A common stock, par value $0.001 per share: 500,000,000 shares authorized, 77,196,363 and 72,980,490 shares issued and outstanding at March 31, 2021 and December 31, 2020.	77	73
Class B common stock, par value $0.001 per share: 164,000,000 shares authorized, 26,563,909 and 26,564,234 shares issued and outstanding at March 31, 2021 and December 31, 2020.	27	27
Additional paid-in capital	331,513	698,482
Accumulated deficit	(1,799,437)	(1,885,950)
Accumulated other comprehensive loss	(1,889)	(4,529)
Total stockholders’ deficit	(1,469,709)	(1,191,897)
Total liabilities and stockholders’ deficit	$4,774,933	$4,569,929
See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2021	2020
	(in thousands, except per share data)
Net revenue	$3,477,518	$2,330,063
Cost of goods sold	2,474,491	1,750,940
Gross profit	1,003,027	579,123
Operating expenses:
Customer service and merchant fees	147,241	89,463
Advertising	365,863	275,760
Selling, operations, technology, general and administrative	451,369	475,968
Customer service center impairment and other charges	12,212	—
Total operating expenses	976,685	841,191
Income (loss) from operations	26,342	(262,068)
Interest (expense), net	(6,812)	(22,218)
Other (expense), net	(3,298)	(246)
Income (loss) before income taxes	16,232	(284,532)
(Benefit) provision for income taxes, net	(2,002)	1,333
Net income (loss)	$18,234	$(285,865)
Earnings (loss) per share:
Basic	$0.18	$(3.04)
Diluted	$0.16	$(3.04)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	102,840	94,089
Diluted	106,682	94,089

See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,
	2021	2020
	(in thousands)
Net income (loss)	$18,234	$(285,865)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,643	1,291
Net unrealized (loss) gain on available-for-sale investments	(3)	778
Comprehensive income (loss)	$20,874	$(283,796)

See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit
		(in thousands)
Balance at December 31, 2019	93,600	$94	$1,122,548	$(2,065,423)	$(1,427)	$(944,208)
Net loss	—	—	—	(285,865)	—	(285,865)
Other comprehensive income	—	—	—	—	2,069	2,069
Exercise of options to purchase common stock	7	—	125	—	—	125
Issuance of common stock upon vesting of RSUs	756	—	—	—	—	—
Equity-based compensation expense	—	—	62,001	—	—	62,001
Cumulative effect of adopting new credit allowance standard	—	—	—	(5,523)	—	(5,523)
Balance at March 31, 2020	94,363	$94	$1,184,674	$(2,356,811)	$642	$(1,171,401)

Balance at December 31, 2020	99,545	$100	$698,482	$(1,885,950)	$(4,529)	$(1,191,897)
Net income	—	—	—	18,234	—	18,234
Other comprehensive income	—	—	—	—	2,640	2,640
Exercise of options to purchase common stock	12	—	45	—	—	45
Issuance of common stock upon vesting of RSUs	710	1	—	—	—	1
Equity-based compensation expense	—	—	81,228	—	—	81,228
Repurchase of common stock	(1)	—	(188)	—	—	(188)
Shares issued upon conversion of convertible notes (Note 4)	3,494	3	250,428	—	—	250,431
Cumulative effect of adopting new convertible debt standard	—	—	(698,482)	68,279	—	(630,203)
Balance at March 31, 2021	103,760	$104	$331,513	$(1,799,437)	$(1,889)	$(1,469,709)
See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$18,234	$(285,865)
Adjustments used to reconcile net income (loss) to net cash from (for) operating activities:
Depreciation and amortization	80,312	66,843
Equity-based compensation	74,524	59,449
Amortization of discount and issuance costs on convertible notes	2,072	19,527
Loss on impairment	12,212	—
Other non-cash adjustments	(1,700)	(633)
Changes in operating assets and liabilities:
Accounts receivable, net	2,528	(16,216)
Inventories	(7,734)	5,023
Prepaid expenses and other current assets	(64,270)	7,802
Other assets	(3,430)	24
Accounts payable and other current liabilities	58,416	(118,475)
Other liabilities	5,432	6,231
Net cash from (for) operating activities	176,596	(256,290)

Cash flows from investing activities:
Purchase of short- and long-term investments	(340,328)	—
Sale and maturities of short- and long-term investments	193,403	294,810
Purchase of property and equipment	(24,448)	(59,964)
Site and software development costs	(40,958)	(38,369)
Other investing activities, net	—	(124)
Net cash (for) from investing activities	(212,331)	196,353

Cash flows from financing activities:
Proceeds from borrowings	—	100,000
Repurchase of common stock	(188)	—
Other financing activities, net	45	125
Net cash (for) from financing activities	(143)	100,125
Effect of exchange rate changes on cash and cash equivalents	(7,078)	1,540
Net increase (decrease) in cash and cash equivalents	(42,956)	41,728

Cash and cash equivalents:
Beginning of period	2,129,440	582,753
End of period	$2,086,484	$624,481

Supplemental cash flow information:
Cash paid for interest on long-term debt	$10,775	$5,447
Issuance of common stock for conversion of convertible debt	$250,428	$—
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$25,986	$45,495

See notes to unaudited consolidated and condensed financial statements.

Wayfair Inc.
Notes to Consolidated and Condensed Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated and condensed financial statements contained in this Quarterly Report on Form 10-Q are those of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, references to “we,” “us” and “our” refer to Wayfair Inc. and its subsidiaries. In our opinion, the accompanying unaudited consolidated and condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Furthermore, interim results are not necessarily indicative of the results for the full year ended December 31, 2020 or future periods.

Wayfair believes that other than the adoption of new accounting pronouncements that follow, there have been no significant changes during the three months ended March 31, 2021 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2020.
Adoption of New Accounting Pronouncements
Convertible Debt
Wayfair adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06") on January 1, 2021 using the modified retrospective approach for all financial instruments that are outstanding as of the adoption date. The new standard eliminates the cash conversion and beneficial conversion feature models that previously required separate accounting for conversion features. Entities that had those conversion features will report less interest expense as those conversion features were recorded as debt discounts which were amortized over the term of the debt. In addition, this ASU requires the application of the if-converted method when calculating diluted earnings per share. Under the new standard, the conversion of debt that is accounted for as a liability in its entirety will not result in any gain or loss if the conversion feature is exercised according to the original conversion terms. If those terms allowed the issuer to include cash as part of the settlement of the conversion feature, the issuer will first reduce the carrying amount of the convertible debt, including any unamortized premium, discount or issuance costs, by the value of the cash or other assets transferred and then recognize the remaining carrying value of the debt in the capital accounts.
The adoption of ASU 2020-06 resulted in the following adjustments to the consolidated and condensed balance sheet:

	January 1, 2021	Adoption of ASU 2020-06	December 31, 2020
	(in thousands)
Balance sheet line item:
Long-term debt	$3,310,065	$650,822	$2,659,243
Other non-current liabilities	$46,413	$(20,618)	$67,031
Additional paid-in capital	$—	$(698,482)	$698,482
Accumulated deficit	$(1,817,671)	$68,279	$(1,885,950)

The adoption of ASU 2020-06 resulted in the following adjustments to our calculations of basic and diluted earnings per share for the three months ended March 31, 2021:

	Under ASU 2020-06	Difference	Under Legacy Accounting
Earnings (loss) per share:
Basic	$0.18	$0.49	$(0.31)
Diluted	$0.16	$0.47	$(0.31)
The adoption of ASU 2020-06 did not materially impact our cash flows or compliance with debt covenants.
Income Taxes
Wayfair adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) on January 1, 2021, using the modified retrospective approach. This ASU simplifies the accounting for income taxes, removes certain exceptions to the general principles in Topic 740, and clarifies and amends existing guidance to improve consistent application. The effect of adoption of the new guidance was not material to our consolidated financial statements.
2. Supplemental Financial Statement Disclosures
Accounts Receivables, Net
As of March 31, 2021, we reported accounts receivable of $107.0 million, net of allowance for credit losses of $16.7 million. As of December 31, 2020, we reported accounts receivable of $110.3 million, net of allowance for credit losses of $21.4 million. The changes in the allowance for credit losses were not material for the three months ended March 31, 2021. Management believes credit risk is mitigated since approximately 99% of the net revenue recognized for the three months ended March 31, 2021 was collected in advance of recognition.
Contractual Liabilities
Contractual liabilities included in other current liabilities was $354.1 million at March 31, 2021 and $298.1 million at December 31, 2020. During the three months ended March 31, 2021, Wayfair recognized $223.8 million of net revenue that was included in other current liabilities as of December 31, 2020.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 10, Segment and Geographic Information, for additional detail.
Customer Service Center Impairment and Other Charges
During the first quarter of 2021, Wayfair enacted a plan to consolidate certain customer service centers in identified U.S. locations to transition toward virtual service models. Factors that influenced our decision were our ability to utilize a greater use of remote and home office applications and our ability to provide superior customer care, which we continued to evaluate through the beginning of the first quarter of 2021. As a result, we recorded a charge of $12.2 million during the first quarter of 2021, which included $6.3 million for the non-cash impairment of right-of-use (“ROU”) assets, $5.0 million for the non-cash accelerated depreciation of fixed assets and the remainder for other items. The impairment of ROU assets represents the excess of estimated future remaining call center lease commitments over expected future sublease income in certain affected facilities.
3. Cash and Cash Equivalents, Investments and Fair Value Measurements
Investments
As of March 31, 2021 and December 31, 2020, all of Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the three months ended March 31, 2021, Wayfair did not have any realized gains or losses. During the three months ended March 31, 2020, Wayfair collected $161.3 million of proceeds from the sale of long-term investments and recognized a realized gain of $0.8 million. During the three months ended March 31, 2021 and March 31, 2020, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. Further, as of March 31, 2021 and December 31, 2020, Wayfair did not record an allowance for credit losses related to its available-for-sale debt securities.

 The following tables present details of Wayfair’s investment securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$608,512	$39	$(27)	$608,524

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$461,683	$20	$(5)	$461,698

Fair Value Measurements
Wayfair's financial assets and liabilities are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The three levels of inputs used to measure fair value are as follows:
▪Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities
▪Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full-term of the asset or liability
▪Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability
This hierarchy requires Wayfair to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We classify our cash equivalents and certificate of deposits within Level 1 because we value these investments using quoted market prices. The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security. We classify short-term investments within Level 2 because unadjusted quoted prices for identical or similar assets in markets are not active. None of our cash and cash equivalents or investments are classified as Level 3.
The following tables set forth the fair value of Wayfair’s financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$546,349	$—	$—	$546,349
Cash equivalents	1,540,135	—	—	1,540,135
Total cash and cash equivalents	2,086,484	—	—	2,086,484
Short-term investments:
Investment securities	—	608,524	—	608,524
Other non-current assets:
Certificate of deposit	5,200	—	—	5,200
Total	$2,091,684	$608,524	$—	$2,700,208

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$638,621	$—	$—	$638,621
Cash equivalents	1,490,819	—	—	1,490,819
Total cash and cash equivalents	2,129,440	—	—	2,129,440
Short-term investments:
Investment securities	—	461,698	—	461,698
Other non-current assets:
Certificate of deposit	5,200	—	—	5,200
Total	$2,134,640	$461,698	$—	$2,596,338

4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing as of the dates presented:

	March 31, 2021			December 31, 2020
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount
	(in thousands)
2022 Notes	$17,597	$(115)	$17,482	$18,036	$(1,596)	$16,440
2024 Notes	575,000	(8,122)	566,878	575,000	(132,892)	442,108
2026 Notes	948,746	(10,500)	938,246	948,750	(242,911)	705,839
2025 Notes	1,518,000	(15,532)	1,502,468	1,518,000	(289,954)	1,228,046
2025 Accreting Notes	35,425	(408)	35,017	288,464	(21,654)	266,810
Total Debt			$3,060,091			$2,659,243
Short-term debt			$—			$—
Long-term debt			$3,060,091			$2,659,243
Revolving Credit Facility
On March 24, 2021, Wayfair and certain of its subsidiaries (together, the “Guarantors”) and Wayfair LLC, a wholly-owned subsidiary of Wayfair, as borrower (the “Borrower”), entered into a new credit agreement (the “Credit Agreement”) with the lending institutions from time to time parties thereto and Citibank, N.A., in its capacity as administrative agent, collateral agent, swingline lender and a letter of credit issuer. The Credit Agreement provides for a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). The Revolver replaced our previous $200 million senior secured revolving credit facility (the “Previous Revolver”), which was set to mature on February 21, 2022. Wayfair paid all amounts owed under the Previous Revolver and terminated all lending commitments thereunder. Debt issuance costs for the Revolver are included in other non-current assets and are amortized to interest expense over the Revolver’s term.
Under the Credit Agreement, the Borrower may from time to time request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had approximately $56.2 million outstanding letters of credit as of March 31, 2021, primarily as security for lease agreements, which reduced the availability of credit under the Revolver. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.
The proceeds of the Revolver may be used to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. The Borrower’s obligations under the Revolver are guaranteed by the Guarantors. The obligations of the Borrower and the Guarantors are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors, including, with certain exceptions, all of the capital stock of Wayfair’s domestic subsidiaries and 65% of the capital stock of Wayfair’s first-tier foreign subsidiaries.
Revolver borrowings bear interest through maturity at a variable rate based upon, at the Borrower’s option, either the LIBOR rate or the base rate (which is the highest of (x) the prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate and (z) 1.00% in excess of the one-month LIBOR rate), plus, in each case an applicable margin. As of March 31, 2021, the applicable margin for LIBOR loans is 1.25% per annum and the applicable margin for base rate loans is 0.25% per annum. The applicable margin is subject to specified changes depending on Wayfair’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrower and the Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of their businesses. The Revolver also contains customary events of default, subject to thresholds and grace periods, including, among others, payment default, covenant default, cross default to other material indebtedness and judgment default. In addition, the Credit Agreement requires Wayfair to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. As of March 31, 2021, we were in compliance with all covenants.

Convertible Non-Accreting Notes
The following table summarizes certain terms related to our outstanding convertible notes, excluding the 2025 Accreting Notes:

Convertible Non-Accreting Notes	Maturity Date	Annual Coupon Rate	Annual Effective Interest Rate	Payment Dates for Semi-Annual Interest Payments in Arrears
2022 Notes	September 1, 2022	0.375%	0.9%	March 1 and September 1
2024 Notes	November 1, 2024	1.125%	1.5%	May 1 and November 1
2026 Notes	August 15, 2026	1.00%	1.2%	February 15 and August 15
2025 Notes	October 1, 2025	0.625%	0.9%	April 1 and October 1
Convertible Accreting Notes
No cash interest is payable on the 2025 Accreting Notes. Instead, the 2025 Accreting Notes accrued interest at a rate of 2.50% per annum, which accretes to the principal amount on April 1 and October 1 of each year. The 2025 Accreting Notes will mature on April 1, 2025, unless earlier purchased, redeemed or converted. The annual effective interest rate of the 2025 Accreting Notes is 2.7%.
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
Wayfair will settle any conversions of the Non-Accreting Notes in cash, shares of Wayfair’s Class A common stock or a combination thereof, with the form of consideration determined at Wayfair’s election. The holders of the Non-Accreting Notes may convert all or a portion of the notes prior to certain conversion dates (the “Free Convertibility Date”) under the following circumstances (in each case, as applicable to each series of Non-Accreting Notes):
•during any calendar quarter (and only during such calendar quarter) after March 31, 2021, if the last reported sale price of Wayfair’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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

The following Non-Accreting Notes are convertible during the calendar quarter ended June 30, 2021: the 2022 Notes, the 2024 Notes and the 2026 Notes. The 2025 Notes are not convertible during the second quarter of 2021.
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
Conversions of Notes
In the three months ended March 31, 2021, holders of the 2022 Notes and 2026 Notes converted $0.4 million of aggregate principal and received 4,244 shares of Wayfair’s Class A common stock. During the same period, Great Hill converted $253.1 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair's Class A common stock in the first quarter of 2021. In aggregate these conversions increased additional paid-in capital by $250.4 million. In April 2021, holders of the 2022 Notes converted $12.5 million of principal and received 120,278 shares of Wayfair’s Class A common stock.

Interest Expense
The following table presents total interest expense recognized for the Notes for the three months ended March 31, 2021 and 2020, which included the reversal of interest expense we recorded in 2020 for a portion of interest accretion for the 2025 Accreting Notes that was not realized in 2021:

	Three Months Ended March 31,
	2021			2020
Convertible Notes	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense
	(in thousands)
2022 Notes	$19	$22	$41	$404	$5,212	$5,616
2024 Notes	1,617	539	2,156	1,617	6,887	8,504
2026 Notes	2,240	607	2,847	2,319	8,775	11,094
2025 Notes	2,372	851	3,223	—	—	—
2025 Accreting Notes	(1,380)	53	(1,327)	—	—	—
Total	$4,868	$2,072	$6,940	$4,340	$20,874	$25,214

Fair Value of Notes
The estimated fair value of the 2022 Notes, 2024 Notes, 2026 Notes, 2025 Notes and 2025 Accreting Notes was $52.4 million, $1.6 billion, $2.1 billion, $1.6 billion and $153.8 million, respectively, as of March 31, 2021. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Cash and Cash Equivalents, Investments and Fair Value Measurements. The if-converted value of the 2022 Notes, 2024 Notes, 2026 Notes and 2025 Accreting Notes exceeded the principal value by $35.6 million, $979.8 million, $1.1 billion and $118.4 million, respectively, as of March 31, 2021. The if-converted value of the 2025 Notes did not exceed the principal value as of March 31, 2021.
Capped Calls
The 2022 Capped Calls, 2024 Capped Calls, 2026 Capped Calls and 2025 Capped Calls (collectively, the "Capped Calls") are expected generally to reduce the potential dilution and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Non-Accreting Notes upon conversion of the Non-Accreting Notes if the market price per share of Wayfair’s Class A common stock is greater than the strike price of the applicable Capped Call (which correspond to the initial conversion price of the applicable Non-Accreting Notes and is subject to certain adjustments under the terms of the applicable Capped Call), with such reduction and/or offset subject to a cap based on the cap price of the applicable Capped Calls (the "Initial Cap Price"). The Capped Calls can, at Wayfair’s option, remain outstanding until their maturity date, even if all or a portion of the Non-Accreting Notes are converted, repurchased or redeemed prior to such date.
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
The Capped Calls are separate transactions from the Non-Accreting Notes, are not subject to the terms of the Non-Accreting Notes and will not affect any holder’s rights under the Non-Accreting Notes. Similarly, holders of the Non-Accreting Notes do not have any rights with respect to the Capped Calls. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to Wayfair's stock. The premiums paid for the Capped Calls were included as a net reduction to additional paid-in capital within shareholders’ deficit when they were entered.

5. Commitments and Contingencies
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
On November 18, 2020, certain of our present and former directors, along with Great Hill Partners, L.P., GHEP VII Aggregator, L.P. (“Great Hill”), Charlesbank Capital Partners, LLC and CBEP Investments, LLC (“Charlesbank”), were named as defendants in a shareholder derivative lawsuit filed in the Court of Chancery of the State of Delaware by the Equity-League Pension Trust Fund. Wayfair is named as a nominal defendant. The derivative complaint primarily alleges that the director defendants breached their fiduciary duties with respect to Wayfair’s issuance of the 2025 Accreting Notes, and further alleges that the non-director defendants were unjustly enriched on the basis of the issuance. The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment and seeks disgorgement of proceeds received as a result of the issuance, other equitable relief and damages and attorneys’ fees and costs. On February 16, 2021, the named director defendants and Wayfair filed motions to dismiss the complaint with prejudice and Great Hill and Charlesbank each filed separate motions to dismiss the complaint. The motions are expected to be fully briefed by May 11, 2021. At this time, based on available information regarding this litigation, we are unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.
6. Stockholders’ Deficit
Preferred Stock
Wayfair authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of March 31, 2021, Wayfair had no shares of undesignated preferred stock issued or outstanding.
Common Stock
Wayfair authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 77,196,363 and 72,980,490 shares of Class A common stock and 26,563,909 and 26,564,234 shares of Class B common stock were outstanding as of March 31, 2021 and December 31, 2020. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the board of directors (the “Board”), in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since Wayfair's initial public offering through March 31, 2021, 55,474,505 shares of Class B common stock were converted to Class A common stock.
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700 million of Wayfair’s Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). During the three months ended March 31, 2021, Wayfair repurchased $0.2 million through the 2020 Repurchase Program at an average price of $223.63 per share of Class A common stock. During the three months ended March 31, 2020, Wayfair did not repurchase any shares of common stock.
7. Equity-Based Compensation
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

The 2014 Plan initially made 8,603,066 shares of Class A common stock available for future award grants. The 2014 Plan also contains an evergreen provision whereby the shares available for future grants are increased on the first day of each calendar year from January 1, 2016 through and including January 1, 2024. As of January 1, 2021, 6,224,792 shares of Class A common stock were available for future grant under the 2014 Plan. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 and 2014 Plans are available for future grant under the 2014 Plan.
The following table presents activity relating to stock options for the three months ended March 31, 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	19,046	$2.99	0.5
Options exercised	(11,595)	$2.91
Outstanding and exercisable at March 31, 2021	7,451	$3.10	0.2
The intrinsic value of stock options exercised was $3.6 million and $0.4 million for the three months ended March 31, 2021 and 2020. Aggregate intrinsic value of stock options outstanding and currently exercisable is $2.3 million as of March 31, 2021. All stock options were fully vested at March 31, 2021.
The following table presents activity relating to RSUs for the three months ended March 31, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	5,975,299	$134.03
RSUs granted	331,165	$291.61
RSUs vested	(710,224)	$109.87
RSUs forfeited/canceled	(185,233)	$143.32
Outstanding as of March 31, 2021	5,411,007	$146.53
The intrinsic value of RSUs vested was $194.7 million and $61.5 million for the three months ended March 31, 2021 and 2020. The aggregate intrinsic value of RSUs unvested is $1.7 billion as of March 31, 2021. Unrecognized equity-based compensation expense related to RSUs expected to vest over time is $717.2 million with a weighted-average remaining vesting term of 1.2 years as of March 31, 2021.
8. Income Taxes
The (benefit) provision for income taxes, net recorded in the three months ended March 31, 2021 is primarily related to income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, as well as related changes in our valuation allowance on deferred tax assets, offset by a discrete tax benefit related to excess tax benefits on equity awards for U.S. employees. Wayfair had no material unrecognized tax benefits as of March 31, 2021 and December 31, 2020.

9. Earnings (Loss) per Share
The following table presents the calculation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2021	2020
	(in thousands, except per share data)
Numerator:
Numerator for basic EPS - Net income (loss)	$18,234	$(285,865)
Effect of dilutive securities:
Interest expense associated with convertible debt instruments	(1,567)	—
Numerator for diluted EPS - net income (loss) available to common stockholders after the effect of dilutive securities	$16,667	$(285,865)
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	102,840	94,089
Effect of dilutive securities:
Employee stock options	15	—
Restricted stock units	3,128	—
Convertible debt instruments	699	—
Dilutive potential common shares	3,842	—
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	106,682	94,089
Earnings (Loss) per Share:
Basic	$0.18	$(3.04)
Diluted	$0.16	$(3.04)

The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted earnings (loss) per share were as follows:

	Three months ended March 31,
	2021	2020
	(in thousands)
Outstanding employee stock options	—	37
Unvested restricted stock units	61	7,154
Shares related to convertible debt instruments	15,630	15,474
Total	15,691	22,665
Wayfair may settle conversions of the Non-Accreting Notes in cash, shares of Wayfair’s Class A common stock or any combination thereof at its election. Wayfair will settle conversions of the 2025 Accreting Notes in shares. The Capped Calls are generally expected to reduce the potential dilution of Wayfair's Class A common stock upon any conversion of the Notes and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Notes upon conversion of the Notes if the market price per share of Wayfair’s Class A common stock is greater than the strike price of the Capped Calls (which corresponded to the initial conversion price of the Non-Accreting Notes and is subject to certain adjustments under the terms of the Capped Calls), with such reduction and/or offset subject to the Initial Cap Price. The number of shares of Wayfair's Class A common stock potentially issuable and obtainable at the respective conversion prices of the Notes and the Capped Call, respectively, as of March 31, 2021, are as follows:

	2022 Notes / 2022 Capped Calls	2024 Notes / 2024 Capped Calls	2026 Notes / 2026 Capped Calls	2025 Accreting Notes	2025 Notes / 2025 Capped Calls
	(in thousands)
Shares potentially issuable from convertible debt instruments	169	4,940	6,390	489	3,639
Shares obtainable from the exercise of capped calls	(1,347)	(2,322)	(3,003)	—	(1,710)
Total	(1,178)	2,618	3,387	489	1,929
For more information on the structure of the Notes and the Capped Calls, including potential adjustments to the conversion prices used to determine the shares presented in the preceding table, see Note 4, Debt and Other Financing.

10. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. Wayfair’s CODM is its Chief Executive Officer.
Wayfair's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other (expense), net, (benefit) provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. These charges are excluded from evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance.
Wayfair allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, as well as interest (expense), net, other (expense), net, and (benefit) provision for income taxes, net. There are no net revenue transactions between Wayfair's reportable segments.
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
The following tables present net revenues and Adjusted EBITDA attributable to Wayfair's reportable segments for the periods presented:

	Three months ended March 31,
	2021	2020
	(in thousands)
U.S. net revenue	$2,820,686	$1,974,983
International net revenue	656,832	355,080
Total net revenue	$3,477,518	$2,330,063

	Three months ended March 31,
	2021	2020
	(in thousands)
Adjusted EBITDA:
U.S.	$227,235	$(45,095)
International	(21,468)	(82,182)
Total reportable segments Adjusted EBITDA	205,767	(127,277)
Less: reconciling items (1)	(187,533)	(158,588)
Net income (loss)	$18,234	$(285,865)
(1) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net income (loss):

	Three months ended March 31,
	2021	2020
	(in thousands)
Depreciation and amortization	$80,312	$66,843
Equity-based compensation and related taxes	86,901	63,992
Interest expense, net	6,812	22,218
Other expense, net	3,298	246
(Benefit) provision for income taxes, net	(2,002)	1,333
Other (1)	12,212	3,956
Total reconciling items	$187,533	$158,588
(1) In the three months ended March 31, 2021, we recorded $12.2 million of customer service center impairment and other charges related to our plan to consolidate customer service centers. During the three months ended March 31, 2020, we recorded $4.0 million in selling, operations, technology, general and administrative expenses for severance costs associated with February 2020 workforce reductions.

11. Related Party Transactions

As discussed in Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, of Wayfair’s Annual Report on Form 10-K for the year ended December 31, 2020, in April 2020, pursuant to the terms of the amended and restated purchase agreement, dated April 7, 2020 (the "Purchase Agreement"), Wayfair issued $535.0 million in aggregate original principal amount of 2025 Accreting Notes. The issuance of the 2025 Accreting Notes constitutes a related party transaction because of Michael W. Choe's positions as a director of Wayfair (as of May 12, 2020) and Managing Director and Chief Executive Officer of Charlesbank Capital Partners, LLC, the sole owner of the ultimate general partner of Charlesbank, a party to the Purchase Agreement; Michael Kumin's positions as a director of Wayfair and a Managing Partner at Great Hill Partners, LP, Manager of the ultimate general partner of Great Hill, a party to the Purchase Agreement; and the limited partnership interests held by Niraj Shah and Steve Conine, Wayfair's co-founders and co-chairmen, in affiliates of Great Hill and Charlesbank.

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
Forward Looking Statements
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
A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results include the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020. We qualify all of our forward-looking statements by these cautionary statements.

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
COVID-19 Outbreak
The situation surrounding the COVID-19 outbreak continues to remain fluid and the full extent of the positive or negative impact of the COVID-19 outbreak on our business will depend on certain developments including the length of time that the outbreak continues, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, partners, and stockholders, all of which are uncertain and cannot be predicted. See Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers. As a result, we have taken a number of precautionary measures, including implementing social distancing and enhanced cleaning measures and COVID-19 testing in our facilities, suspending all non-essential travel, transitioning a large portion of our employees to working-from-home, reimbursing certain employee technology purchases, providing employee welfare programs, providing emergency paid time off and targeted hourly pay increases and developing no contact delivery methods.
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
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three months ended March 31,
	2021	2020
	(in thousands, except LTM Net Revenue per Active Customer, Average Order Value and per share data)
Key Financial Statement Metrics:
Net revenue	$3,477,518	$2,330,063
Gross profit	$1,003,027	$579,123
Income (loss) from operations	$26,342	$(262,068)
Net income (loss)	$18,234	$(285,865)
Earnings (loss) per share:
Basic	$0.18	$(3.04)
Diluted	$0.16	$(3.04)
Key Operating Metrics:
Active customers (1)	33,193	21,108
LTM net revenue per active customer (2)	$461	$449
Orders delivered (3)	14,696	9,876
Average order value (4)	$237	$235
Non-GAAP Financial Measures:
Adjusted EBITDA	$205,767	$(127,277)
Free Cash Flow	$111,190	$(354,623)
Adjusted Diluted Earnings (Loss) per Share (5)	$1.00	$(2.30)
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
(5) Adjusted Diluted Earnings (Loss) per Share reflects our January 1, 2021 adoption of ASU 2020-06, further discussed in Note 1, Summary of Significant Accounting Policies, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. Prior periods have not been restated. Under legacy accounting, Adjusted Diluted Earnings (Loss) per share for the three months ended March 31, 2021 would have been $0.62.

Results of Consolidated Operations
Comparison of the three months ended March 31, 2021 and 2020
Net revenue
In the three months ended March 31, 2021, net revenue increased by $1.1 billion, or 49.2%, compared to the same period in 2020, primarily due to growth in our customer base, with the number of active customers increasing by 57.3% from the three months ended March 31, 2021 compared to the three months ended March 31, 2020. There was an increase in order frequency, with LTM orders per active customer increasing by 6.5% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Additionally, we believe our merchandising investments encouraged active customers to spend, on average, more in the three months ended March 31, 2021, with LTM net revenue per active customer increasing 2.7% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Our U.S. net revenue increased 42.8%, while our International net revenue increased 85.0% in the first quarter of 2021 compared to same period in 2020. International Net Revenue Constant Currency Growth (see “Non-GAAP Measures” below) was 72.5% in the first quarter of 2021 over the same quarter of 2020.

	Three months ended March 31,
	2021	2020	% Change
	(in thousands)
U.S. net revenue	$2,820,686	$1,974,983	42.8%
International net revenue	656,832	355,080	85.0%
Net revenue	$3,477,518	$2,330,063	49.2%
For more information on our segments, see Note 10 to the unaudited consolidated and condensed financial statements, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. In the three months ended March 31, 2021, cost of goods sold increased by $723.6 million, or 41.3%, compared to the same period in 2020.
The increase in cost of goods sold is primarily driven by an increase in the number of orders delivered, partially offset by operational efficiencies. The decrease in cost of goods sold as a percentage of net revenue is primarily a result of unlocking incremental margin from merchandising investments and operational efficiencies.

	Three months ended March 31,
	2021	2020	% Change
	(in thousands)
Cost of goods sold	$2,474,491	$1,750,940	41.3%
As a percentage of net revenue	71.2%	75.1%

Operating expenses
Operating expenses are comprised of customer service and merchant fees, advertising, selling, operations, technology, general and administrative expenses and customer service center impairment and other charges. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Three months ended March 31,
	2021	2020	% Change
	(in thousands)
Customer service and merchant fees (1)	$147,241	$89,463	64.6%
Advertising	365,863	275,760	32.7%
Selling, operations, technology, general and administrative (1)	451,369	475,968	(5.2)%
Customer service center impairment and other charges	12,212	—	—
Total operating expenses	$976,685	$841,191	16.1%
As a percentage of net revenue:
Customer service and merchant fees (1)	4.2%	3.8%
Advertising	10.5%	11.8%
Selling, operations, technology, general and administrative (1)	13.0%	20.4%
Customer service center impairment and other charges	0.4%	—%
	28.1%	36.0%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended March 31,
	2021	2020
	(in thousands)
Customer service and merchant fees	$5,894	$2,118
Selling, operations, technology, general and administrative	$78,002	$60,146
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $21.6 million in the three months ended March 31, 2021, compared to the same period in 2020, as a result of RSUs awarded in 2020 and the three months ended March 31, 2021.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended March 31,
	2021	2020
Customer service and merchant fees	4.1%	3.7%
Selling, operations, technology, general and administrative	10.7%	17.8%
Customer Service and Merchant Fees
Excluding the impact of equity-based compensation and related taxes, our expenses for customer service and merchant fees increased by $54.0 million in three months ended March 31, 2021, compared to the same period in 2020, primarily due to the increase in net revenue during the three months ended March 31, 2021. Expenses for customer service and merchant fees, both including and excluding equity-based compensation and related taxes, as a percentage of net revenues increased in the three months ended March 31, 2021, compared to the same period in 2020, primarily due to customer service hiring to serve the increased order volume.
Advertising
Our advertising expenses increased by $90.1 million in the three months ended March 31, 2021, compared to the same period 2020, primarily as a result of an increase in online advertising. Advertising decreased as a percentage of net revenue in

March 31, 2021, compared to the same period in 2020, primarily attributable to efficiencies in our advertising spend and partially offset by increased investment to generate future customer growth.
Selling, operations, technology, general and administrative
Excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $42.5 million in three months ended March 31, 2021, compared to the same period in 2020, primarily attributable to decreases in personnel costs and unutilized rent, partially offset by increases in depreciation and amortization. As a percentage of net revenue, selling, operations, technology, general and administrative expenses decreased to 13.0% in three months ended March 31, 2021, compared to 20.4% in the same period in 2020, primarily due to the relatively slower pace of corporate headcount net hiring relative to the increase in net revenue.
Customer service center impairment and other charges
During the first quarter of 2021, we enacted a plan to consolidate certain customer service centers in identified U.S. locations. As a result, we recorded a charge of $12.2 million during the first quarter of 2021, which included $6.3 million for the non-cash impairment of ROU assets, $5.0 million for the non-cash accelerated depreciation of fixed assets and the remainder for other items.
Interest (expense), net

Our interest (expense), net decreased by $15.4 million in the three months ended March 31, 2021, compared to the same period in 2020, primarily attributable to the adoption of ASU 2020-06 on January 1, 2021, as well as a reversal of interest expense we recorded in 2020 for a portion of paid in kind interest accretion for the 2025 Accreting Notes that was not realized in 2021.

	Three months ended March 31,
	2021	2020	% Change
	(in thousands)
Interest (expense), net	$(6,812)	$(22,218)	(69.3)%
Other (expense), net
Our other (expense), net increased by $3.1 million in the three months ended March 31, 2021, compared to the same period in 2020, primarily attributable to the net change in unrealized and realized gains (losses) from foreign currency transactions.

	Three months ended March 31,
	2021	2020	% Change
	(in thousands)
Other (expense), net	$(3,298)	$(246)	1,240.7%

(Benefit) provision for income taxes, net
Our (benefit) provision for income taxes, net increased by $3.3 million in the three months ended March 31, 2021 compared to the same period in 2020, primarily related to the recognition of a discrete tax benefit due to excess tax benefits on equity awards for U.S. employees, partially offset by taxes on income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes.

	Three months ended March 31,
	2021	2020	% Change
	(in thousands)
(Benefit) provision for income taxes, net	$(2,002)	$1,333	(250.2)%

Liquidity and Capital Resources
 Sources of Liquidity
At March 31, 2021, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $2.7 billion. In addition, on March 24, 2021, Wayfair and certain of its subsidiaries entered a new credit agreement and $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). The Revolver replaced our previous $200 million senior secured revolving credit facility, which was set to mature on February 21, 2022. Wayfair had outstanding letters of credit, primarily as security for certain lease agreements, for approximately $56.2 million as of March 31, 2021, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$2,086,484	$2,129,440
Short-term investments	$608,524	$461,698
Working capital	$996,853	$880,208
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
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the Securities and Exchange Commission, or SEC, including those set forth Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition, the COVID-19 outbreak and related measures to contain its impact have caused disruption in the capital markets, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets due to the COVID-19 outbreak.
Credit Agreement and Convertible Notes
Under the terms of our Revolver, we may use proceeds to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
As of March 31, 2021, we had $3.1 billion of indebtedness outstanding. The conditional conversion features of the 2022 Notes, 2024 Notes and 2026 Notes were triggered during the first quarter of 2021, and the 2022 Notes, 2024 Notes and 2026 Notes therefore became convertible in the second quarter of 2021 pursuant to the applicable last reported sales price conditions. The conditional conversion feature of the 2025 Notes was not triggered during the first quarter of 2021, and the 2025 Notes are therefore not convertible in the second quarter of 2021 pursuant to the applicable last reported sales price condition. The 2025 Accreting Notes are convertible at any time prior to the second business day immediately preceding the maturity date. In the three months ended March 31, 2021, holders of the 2022 Notes and 2026 Notes converted $0.4 million of aggregate principal and received 4,244 shares of Wayfair’s Class A common stock. During the same period Great Hill converted $253.1 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair’s Class A common stock. In April 2021, holders of the 2022 Notes converted $12.5 million of principal and received 120,278 shares of Wayfair’s Class A common stock.
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
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. For information regarding our credit agreement and convertible notes, see Note 4, Debt and Other Financing, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. We do not expect any of these restrictions to affect our ability to conduct our business in the ordinary course. During the first quarter of 2021, we were in compliance with all the terms and conditions of our debt agreements.
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700 million of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). The 2020 Repurchase Program does not obligate Wayfair to purchase any shares of Class A common stock and has no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased in the future will be determined by Wayfair in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of March 31, 2021, Wayfair has repurchased 824,310 shares of Class A common stock for approximately $237.4 million under the 2020 Repurchase Program.
 Trends and Historical Cash Flows

	Three months ended March 31,
	2021	2020
	(in thousands)
Net income (loss)	$18,234	$(285,865)
Net cash from (for) operating activities	$176,596	$(256,290)
Net cash (for) from investing activities	$(212,331)	$196,353
Net cash (for) from financing activities	$(143)	$100,125
Operating Activities
Cash flows in connection with operating activities consisted of net income (loss) adjusted for certain non-cash items including depreciation and amortization, equity-based compensation, loss on impairment and certain other non-cash expenses, as well as the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net income (loss).
Cash from operating activities in the three months ended March 31, 2021 increased by $432.9 million compared to the same period in 2020 primarily due to the increase in net income (loss) of $304.1 million, increase in cash from operating assets and liabilities of $106.6 million, increase in equity-based compensation of $15.1 million, increase in depreciation and amortization expense of $13.5 million and loss on impairment of $12.2 million, partially offset by the decrease in amortization of discount and issuance costs related to our convertible notes of $17.5 million and decrease in other non-cash items of $1.1 million.
 Investing Activities
Cash for investing activities in the three months ended March 31, 2021 decreased by $408.7 million compared to the same period in 2020 due to the increase in purchases of short-term investments of $340.3 million, decrease in sales and maturities of short-term investments of $101.4 million, increase of site and software development costs of $2.6 million, partially offset by the decrease in purchases of property and equipment of $35.5 million and decrease in other investing activities of $0.1 million. Purchases of property and equipment and site and software development costs (collectively “Capital Expenditures” were 1.9% of net revenue for the three months ended March 31, 2021 and primarily related to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments in our proprietary technology and operational platform. On an absolute dollar basis, we expect Capital Expenditures for the second quarter of 2021 to be within a range of $80.0 million and $90.0 million as we continue to build out our technology and logistics network.

Financing Activities
Cash for financing activities in the three months ended March 31, 2021 decreased by $100.3 million compared to the same period in 2020 due to the $100.0 million proceeds from the borrowing under the Previous Revolver during the three months ended March 31, 2020, $0.2 million of Class A common stock repurchased through the 2020 Repurchase Program in the three months ended March 31, 2021 and the decrease of $0.1 million in other investing activities.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
During the first quarter of 2021, Wayfair entered into contractual obligations of $127.1 million for future minimum lease payments under non-cancellable leases. Other than the additional lease obligations and those described in Note 4, Debt and Other Financing, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Wayfair’s Annual Report on Form 10-K for the year ended December 31, 2020.
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) before depreciation and amortization, equity-based compensation and related taxes, interest (expense), net, other (expense), net, (benefit) provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
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

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three months ended March 31,
	2021	2020
	(in thousands)
Reconciliation of Adjusted EBITDA
Net income (loss)	$18,234	$(285,865)
Depreciation and amortization	80,312	66,843
Equity-based compensation and related taxes	86,901	63,992
Interest expense, net	6,812	22,218
Other expense, net	3,298	246
(Benefit) provision for income taxes, net	(2,002)	1,333
Other (1)	12,212	3,956
Adjusted EBITDA	$205,767	$(127,277)
(1) In the three months ended March 31, 2021, we recorded $12.2 million of customer service center impairment and other charges related to our plan to consolidate customer service centers. During the three months ended March 31, 2020, we recorded $4.0 million in selling, operations, technology, general and administrative expenses for severance costs associated with February 2020 workforce reductions.
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
Free Cash Flow has limitations as an analytical tool because it omits certain components of the cash flow statement and does not represent the residual cash flow available for discretionary expenditures. Further, other companies, including companies in our industry, may calculate Free Cash Flow differently. Accordingly, you should not consider Free Cash Flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider Free Cash Flow alongside other financial performance measures, including net cash from or for operating activities, Capital Expenditures and our other GAAP results.
The following table presents a reconciliation of net cash from or for operating activities to Free Cash Flow for each of the periods indicated:

	Three months ended March 31,
	2021	2020
	(in thousands)
Net cash from (for) operating activities	$176,596	$(256,290)
Purchase of property and equipment	(24,448)	(59,964)
Site and software development costs	(40,958)	(38,369)
Free Cash Flow	$111,190	$(354,623)
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
Adjusted Diluted Earnings (Loss) per Share
To provide investors with additional information regarding our financial results, we have disclosed in this Quarterly Report on Form 10-Q Adjusted Diluted Earnings (Loss) per Share, a non-GAAP financial measure that we calculate as net income (loss) plus equity-based compensation and related taxes, (benefit) provision for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method divided by the weighted-average number of shares of common stock used in the computation of diluted earnings (loss) per share. Accordingly, we believe that these adjustments to our adjusted diluted net income (loss) before calculating per share amounts for all periods presented provides a more meaningful comparison between our operating results from period to period.

Adjusted Diluted Earnings (Loss) per Share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted Diluted Earnings (Loss) per Share, by its nature, excludes equity-based compensation and related taxes, (benefit) provision for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method. Because of these limitations, you should consider Adjusted Diluted Earnings (Loss) per Share alongside other financial performance measures.

A reconciliation of the numerator and denominator for diluted earnings (loss) per share, the most directly comparable GAAP financial measure, and the numerator and denominator for Adjusted Diluted Earnings (Loss) per Share, is as follows:

	Three months ended March 31,
	2021	2020
	(in thousands, except per share data)
Numerator:
Net income (loss)	$18,234	$(285,865)
Effect of dilutive securities:
Interest expense associated with convertible debt instruments	(1,567)	—
Numerator for diluted EPS - net income (loss) available to common stockholders after the effect of dilutive securities	16,667	(285,865)
Adjustments to net income (loss):
Interest expense associated with convertible debt instruments	8,508	—
Equity-based compensation and related taxes	86,901	63,992
(Benefit) provision for income taxes, net	(2,002)	1,333
Other	12,212	3,956
Numerator for Adjusted Diluted EPS - Adjusted net income (loss)	$122,286	$(216,584)
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	102,840	94,089
Effect of dilutive securities:
Employee stock options	15	—
Restricted stock units	3,128	—
Convertible debt instruments	699	—
Dilutive potential common shares	3,842	—
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	106,682	94,089
Adjustments to effect of dilutive securities:
Employee stock options	—	—
Restricted stock units	—	—
Convertible debt instruments	15,630	—
Denominator for Adjusted Diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	122,312	94,089
Diluted Earnings (Loss) per Share	$0.16	$(3.04)
Adjusted Diluted Earnings (Loss) per Share	$1.00	$(2.30)
New Accounting Pronouncements
The information called for by this section is incorporated herein by reference to Note 1 of the unaudited consolidated and condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposures to market risk since December 31, 2020. See Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion on our exposures to market risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 5, Commitments and Contingencies - Legal Matters, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

Item 1A. Risk Factors
As of the date of this report, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities
The following table provides information regarding Wayfair’s purchase of its common stock during the periods indicated. See Note 6, Stockholders’ Deficit, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q for information regarding our stock repurchase programs.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4) (in thousands)
Period
January 1-31, 2021	840	$223.63	840	$462,600
February 1-28, 2021	—	$—	—	$—
March 1-31, 2021	—	$—	—	$—
Total	840	$223.63	840	$462,600
(1) Represents shares repurchased under the 2020 Repurchase Program.
(2) Average price paid per share excludes broker commissions.
(3) All of these shares were purchased pursuant to a 10b5-1 trading plan.
(4) Represents the amount remaining under the 2020 Repurchase Program as of the specified period end dates.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6.    Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number

10.1	Credit Agreement, dated March 24, 2021, among Wayfair Inc., Wayfair LLC, The Several Lenders from time to time parties thereto, Citibank, N.A. as the Administrative Agent, the Collateral Agent, the Swingline Lender, a Letter of Credit Issuer and a Lender, Citibank, N.A., as Lead Arranger and Bookrunner, Goldman Sachs Bank USA as Syndication Agent and Bank of the West and Capital One, National Association as Co-Documentation Agents.		8-K	001-36666	3/26/2021	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

+	Indicates a management contract or compensatory plan

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYFAIR INC.

Date: May 6, 2021	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial and Accounting Officer)