Form 10-Q
period 2021-06-30
Wayfair Inc.
filed 2021-08-05
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at July 29, 2021
Class A Common Stock, $0.001 par value per share	77,336,571
Class B Common Stock, $0.001 par value per share	26,563,761

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2021

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated and Condensed Financial Statements

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
	(in thousands, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$2,078,451	$2,129,440
Short-term investments	523,390	461,698
Accounts receivable, net	129,410	110,299
Inventories	59,914	52,152
Prepaid expenses and other current assets	342,695	292,213
Total current assets	3,133,860	3,045,802
Operating lease right-of-use assets	842,670	808,375
Property and equipment, net	663,987	684,306
Other non-current assets	40,707	31,446
Total assets	$4,681,224	$4,569,929
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,262,395	$1,156,624
Other current liabilities	963,235	1,008,970
Total current liabilities	2,225,630	2,165,594
Long-term debt	3,047,983	2,659,243
Operating lease liabilities	899,431	869,958
Other non-current liabilities	50,058	67,031
Total liabilities	6,223,102	5,761,826
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at June 30, 2021 and December 31, 2020	—	—
Class A common stock, par value $0.001 per share: 500,000,000 shares authorized, 77,013,108 and 72,980,490 shares issued and outstanding at June 30, 2021 and December 31, 2020	77	73
Class B common stock, par value $0.001 per share: 164,000,000 shares authorized, 26,563,837 and 26,564,234 shares issued and outstanding at June 30, 2021 and December 31, 2020	27	27
Additional paid-in capital	131,706	698,482
Accumulated deficit	(1,669,009)	(1,885,950)
Accumulated other comprehensive loss	(4,679)	(4,529)
Total stockholders’ deficit	(1,541,878)	(1,191,897)
Total liabilities and stockholders’ deficit	$4,681,224	$4,569,929
See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net revenue	$3,857,626	$4,304,672	$7,335,144	$6,634,735
Cost of goods sold	2,729,566	2,983,642	5,204,057	4,734,582
Gross profit	1,128,060	1,321,030	2,131,087	1,900,153
Operating expenses:
Customer service and merchant fees	144,630	143,773	291,871	233,236
Advertising	351,775	417,777	717,638	693,537
Selling, operations, technology, general and administrative	486,448	459,482	937,817	935,450
Customer service center impairment and other charges	—	—	12,212	—
Total operating expenses	982,853	1,021,032	1,959,538	1,862,223
Income from operations	145,207	299,998	171,549	37,930
Interest expense, net	(8,402)	(28,939)	(15,214)	(51,157)
Other (expense) income, net	(2,248)	3,110	(5,546)	2,864
Income (loss) before income taxes	134,557	274,169	150,789	(10,363)
Provision for income taxes, net	4,129	292	2,127	1,625
Net income (loss)	$130,428	$273,877	$148,662	$(11,988)
Earnings (loss) per share:
Basic	$1.26	$2.89	$1.44	$(0.13)
Diluted	$1.14	$2.54	$1.33	$(0.13)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	103,829	94,834	103,337	94,461
Diluted	122,092	119,932	118,640	94,461

See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$130,428	$273,877	$148,662	$(11,988)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,740)	(1,093)	(97)	230
Net unrealized (loss) gain on available-for-sale investments	(50)	(73)	(53)	673
Comprehensive income (loss)	$127,638	$272,711	$148,512	$(11,085)

See notes to unaudited consolidated and condensed financial statements

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
		(in thousands)
Balance at March 31, 2020	94,363	$94	$1,184,674	$(2,356,811)	$642	$(1,171,401)
Net income	—	—	—	273,877	—	273,877
Other comprehensive loss	—	—	—	—	(1,166)	(1,166)
Exercise of options to purchase common stock	11	—	95	—	—	95
Issuance of common stock upon vesting of RSUs	691	1	—	—	—	1
Equity-based compensation expense	—	—	72,313	—	—	72,313
Equity component of issuance of convertible notes, net (Note 4)	—	—	38,889	—	—	38,889
Balance at June 30, 2020	95,065	$95	$1,295,971	$(2,082,934)	$(524)	$(787,392)

Balance at March 31, 2021	103,760	$104	$331,513	$(1,799,437)	$(1,889)	$(1,469,709)
Net income	—	—	—	130,428	—	130,428
Other comprehensive loss	—	—	—	—	(2,790)	(2,790)
Exercise of options to purchase common stock	7	—	11	—	—	11
Issuance of common stock upon vesting of RSUs	653	1	—	—	—	1
Equity-based compensation expense	—	—	85,805	—	—	85,805
Repurchase of common stock	(982)	(1)	(300,019)	—	—	(300,020)
Shares issued upon conversion of convertible notes (Note 4)	139	—	14,396	—	—	14,396
Balance at June 30, 2021	103,577	$104	$131,706	$(1,669,009)	$(4,679)	$(1,541,878)

See notes to unaudited consolidated and condensed financial statements.

	Six Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Deficit
		(in thousands)
Balance at December 31, 2019	93,600	$94	$1,122,548	$(2,065,423)	$(1,427)	$(944,208)
Net loss	—	—	—	(11,988)	—	(11,988)
Other comprehensive income	—	—	—	—	903	903
Exercise of options to purchase common stock	18	—	220	—	—	220
Issuance of common stock upon vesting of RSUs	1,447	1	—	—	—	1
Equity-based compensation expense	—	—	134,314	—	—	134,314
Equity component of issuance of convertible notes, net (Note 4)	—	—	38,889	—	—	38,889
Cumulative effect of adopting new credit allowance standard	—	—	—	(5,523)	—	(5,523)
Balance at June 30, 2020	95,065	$95	$1,295,971	$(2,082,934)	$(524)	$(787,392)

Balance at December 31, 2020	99,545	$100	$698,482	$(1,885,950)	$(4,529)	$(1,191,897)
Net income	—	—	—	148,662	—	148,662
Other comprehensive loss	—	—	—	—	(150)	(150)
Exercise of options to purchase common stock	19	—	56	—	—	56
Issuance of common stock upon vesting of RSUs	1,362	1	—	—	—	1
Equity-based compensation expense	—	—	167,033	—	—	167,033
Repurchase of common stock	(983)	(1)	(300,207)	—	—	(300,208)
Shares issued upon conversion of convertible notes (Note 4)	3,634	4	264,824	—	—	264,828
Cumulative effect of adopting new convertible debt standard	—	—	(698,482)	68,279	—	(630,203)
Balance at June 30, 2021	103,577	$104	$131,706	$(1,669,009)	$(4,679)	$(1,541,878)

See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$148,662	$(11,988)
Adjustments used to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	158,237	135,957
Equity-based compensation	153,883	127,081
Amortization of discount and issuance costs on convertible notes	3,969	46,488
Loss on impairment	12,212	—
Other non-cash adjustments	498	(531)
Changes in operating assets and liabilities:
Accounts receivable, net	(19,659)	(24,693)
Inventories	(7,458)	18,828
Prepaid expenses and other current assets	(51,782)	(114,296)
Other assets	(4,010)	938
Accounts payable and other current liabilities	56,707	677,536
Other liabilities	776	23,641
Cash flows from operating activities	452,035	878,961

Cash flows from investing activities:
Purchase of short- and long-term investments	(612,627)	—
Sale and maturities of short- and long-term investments	550,131	368,310
Purchase of property and equipment	(49,072)	(104,810)
Site and software development costs	(84,836)	(75,172)
Other investing activities, net	—	(124)
Net cash (for) from investing activities	(196,404)	188,204

Cash flows from financing activities:
Repurchase of common stock	(300,208)	—
Proceeds from borrowings	—	200,000
Repayment of borrowings	—	(200,000)
Proceeds from issuance of convertible notes, net of issuance costs	—	527,423
Other financing activities, net	56	220
Net cash (for) from financing activities	(300,152)	527,643
Effect of exchange rate changes on cash and cash equivalents	(6,468)	3,910
Net (decrease) increase in cash and cash equivalents	(50,989)	1,598,718

Cash and cash equivalents:
Beginning of period	2,129,440	582,753
End of period	$2,078,451	$2,181,471

Supplemental cash flow information:
Cash paid for interest on long-term debt	$13,994	$8,681
Issuance of common stock for conversion of convertible debt	$264,824	$—
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$26,697	$34,040

See notes to unaudited consolidated and condensed financial statements.

Wayfair Inc.
Notes to Consolidated and Condensed Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated and condensed financial statements contained in this Quarterly Report on Form 10-Q are those of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, references to “we,” “us” and “our” refer to Wayfair Inc. and its subsidiaries. In our opinion, the accompanying unaudited consolidated and condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Furthermore, interim results are not necessarily indicative of the results for the full year ended December 31, 2021 or future periods.

Wayfair believes that other than the adoption of new accounting pronouncements that follow, there have been no significant changes during the three and six months ended June 30, 2021 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
The adoption of ASU 2020-06 resulted in the following adjustments to the consolidated and condensed balance sheets:

	January 1, 2021	Adoption of ASU 2020-06	December 31, 2020
	(in thousands)
Balance sheet line item:
Long-term debt	$3,310,065	$650,822	$2,659,243
Other non-current liabilities	$46,413	$(20,618)	$67,031
Additional paid-in capital	$—	$(698,482)	$698,482
Accumulated deficit	$(1,817,671)	$68,279	$(1,885,950)

The adoption of ASU 2020-06 resulted in the following adjustments to our calculations of basic and diluted earnings per share for the three months ended June 30, 2021:

	Under ASU 2020-06	Difference	Under Legacy Accounting
Earnings (loss) per share:
Basic	$1.26	$0.28	$0.98
Diluted	$1.14	$0.19	$0.95
The adoption of ASU 2020-06 resulted in the following adjustments to our calculations of basic and diluted earnings per share for the six months ended June 30, 2021:

	Under ASU 2020-06	Difference	Under Legacy Accounting
Earnings (loss) per share:
Basic	$1.44	$0.76	$0.68
Diluted	$1.33	$0.67	$0.66
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
Investments
Wayfair classifies investments in certificates of deposits and marketable securities with original maturities of greater than three months as short-term investments and long-term investments on our consolidated balance sheets. Short-term investments mature in less than twelve months from the balance sheet date. We determine the cost basis of an investment sold using the specific identification method. To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss. However, management considers the risk of credit loss to be minimized by Wayfair’s policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason of the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management’s intended holding period and time horizon for selling.

From time to time, Wayfair may enter into equity investments that align with our organizational strategies and growth initiatives. Equity investments in companies for which we do not have the ability to exercise significant influence are accounted for at estimated fair value, with adjustments for observable changes in prices or impairments, and are classified as other non-current assets on our consolidated and condensed balance sheets with adjustments recognized in other (expense) income, net on our consolidated and condensed statements of operations. Each reporting period, we perform a qualitative assessment to evaluate whether each investment is impaired. Our assessment includes a review of recent operating results and trends, recent sales or acquisitions of the investee securities and other readily observable information. If the investment is impaired, we write it down to its estimated fair value.

Equity investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee, and we classify equity-method investments as other non-current assets on our consolidated and condensed balance sheets. Our share of the earnings or losses as reported by equity-method investees, amortization of basis differences, related gains or losses, and impairments, if any, are recognized in our consolidated and condensed statements of operations. Each reporting period, we evaluate whether declines in fair value below carrying value are other-than-temporary and if so, we write down the investment to its estimated fair value.

2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of June 30, 2021, we reported accounts receivable of $129.4 million, net of allowance for credit losses of $18.7 million. As of December 31, 2020, we reported accounts receivable of $110.3 million, net of allowance for credit losses of $21.4 million. The changes in the allowance for credit losses were not material for the three and six months ended June 30, 2021. Management believes credit risk is mitigated since approximately 99% of the net revenue recognized for the three and six months ended June 30, 2021 was collected in advance of recognition.
Contractual Liabilities
Contractual liabilities included in other current liabilities was $317.0 million at June 30, 2021 and $298.1 million at December 31, 2020. During the six months ended June 30, 2021, Wayfair recognized $234.1 million of net revenue that was included in other current liabilities as of December 31, 2020.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 10, Segment and Geographic Information, for additional detail.
Customer Service Center Impairment and Other Charges
In the first quarter of 2021, Wayfair enacted a plan to consolidate certain customer service centers in identified U.S. locations to transition toward virtual service models. Factors that influenced our decision were our ability to utilize a greater use of remote and home office applications and our ability to provide superior customer care. As a result, we recorded a charge of $12.2 million during the first quarter of 2021, which included $6.3 million for the non-cash impairment of right-of-use (“ROU”) assets, $5.0 million for the non-cash accelerated depreciation of fixed assets and the remainder for other items. The impairment of ROU assets represents the excess of estimated future remaining call center lease commitments over expected future sublease income in certain affected facilities.
3. Cash and Cash Equivalents, Investments and Fair Value Measurements
Investments
As of June 30, 2021 and December 31, 2020, all of Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. Wayfair did not have any realized gains nor losses during the three and six months ended June 30, 2021 or during the three months ended June 30, 2020. During the six months ended June 30, 2020, Wayfair collected $161.3 million of proceeds from the sale of long-term investments and recognized a realized gain of $0.8 million. During the three and six months ended June 30, 2021 and June 30, 2020, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. Further, as of June 30, 2021 and December 31, 2020, Wayfair did not record an allowance for credit losses related to its available-for-sale debt securities.
In the second quarter of 2021, Wayfair entered into an agreement with a vendor in which Wayfair received warrants to acquire shares of the vendor’s common stock, which, subsequent to June 30, 2021, the vendor offered through an initial public offering. These warrants, which vest over a five-year period, were estimated to have a value of approximately $5.8 million and are classified in other non-current assets. We did not record any changes in value of the warrants during the three and six months ended June 30, 2021.
Furthermore, we committed to make $20.0 million of other equity investments in connection with our impact investment initiatives, which will be accounted for under the equity method. Subsequent to June 30, 2021, Wayfair made a $5.0 million initial investment in the partnership.
The following tables present details of Wayfair’s investment securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$523,428	$4	$(42)	$523,390

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$461,683	$20	$(5)	$461,698
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

The following tables set forth the fair value of Wayfair’s financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$437,502	$—	$—	$437,502
Cash equivalents	1,640,949	—	—	1,640,949
Total cash and cash equivalents	2,078,451	—	—	2,078,451
Short-term investments:
Investment securities	—	523,390	—	523,390
Other non-current assets:
Certificate of deposit	5,200	—	—	5,200
Total	$2,083,651	$523,390	$—	$2,607,041

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$638,621	$—	$—	$638,621
Cash equivalents	1,490,819	—	—	1,490,819
Total cash and cash equivalents	2,129,440	—	—	2,129,440
Short-term investments:
Investment securities	—	461,698	—	461,698
Other non-current assets:
Certificate of deposit	5,200	—	—	5,200
Total	$2,134,640	$461,698	$—	$2,596,338

4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing as of the dates presented:

	June 30, 2021			December 31, 2020
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount
	(in thousands)
2022 Notes	$3,113	$(14)	$3,099	$18,036	$(1,596)	$16,440
2024 Notes	575,000	(7,404)	567,596	575,000	(132,892)	442,108
2026 Notes	948,745	(10,090)	938,655	948,750	(242,911)	705,839
2025 Notes	1,518,000	(14,849)	1,503,151	1,518,000	(289,954)	1,228,046
2025 Accreting Notes	35,868	(386)	35,482	288,464	(21,654)	266,810
Total Debt			$3,047,983			$2,659,243
Short-term debt			$—			$—
Long-term debt			$3,047,983			$2,659,243
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
Under the Credit Agreement, the Borrower may from time to time request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had approximately $60.2 million outstanding letters of credit as of June 30, 2021, primarily as security for lease agreements, which reduced the availability of credit under the Revolver. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.
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
Revolver borrowings bear interest through maturity at a variable rate based upon, at the Borrower’s option, either the LIBOR rate or the base rate (which is the highest of (x) the prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate and (z) 1.00% in excess of the one-month LIBOR rate), plus, in each case an applicable margin. As of June 30, 2021, the applicable margin for LIBOR loans is 1.25% per annum and the applicable margin for base rate loans is 0.25% per annum. The applicable margin is subject to specified changes depending on Wayfair’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrower and the Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of their businesses. The Revolver also contains customary events of default, subject to thresholds and grace periods, including, among others, payment default, covenant default, cross default to other material indebtedness and judgment default. In addition, the Credit Agreement requires Wayfair to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. As of June 30, 2021, we were in compliance with all covenants.

Convertible Non-Accreting Notes
The following table summarizes certain terms related to our outstanding convertible notes, excluding the 2025 Accreting Notes:

Convertible Non-Accreting Notes	Maturity Date	Annual Coupon Rate	Annual Effective Interest Rate	Payment Dates for Semi-Annual Interest Payments in Arrears
2022 Notes	September 1, 2022	0.375%	0.9%	March 1 and September 1
2024 Notes	November 1, 2024	1.125%	1.5%	May 1 and November 1
2026 Notes	August 15, 2026	1.000%	1.2%	February 15 and August 15
2025 Notes	October 1, 2025	0.625%	0.9%	April 1 and October 1
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
Wayfair will settle any conversions of the Non-Accreting Notes in cash, shares of Wayfair’s Class A common stock or a combination thereof, with the form of consideration determined at Wayfair’s election. The holders of the Non-Accreting Notes may convert all or a portion of the notes prior to certain conversion dates (the “Free Convertibility Date”) under the following circumstances (in each case, as applicable to each series of Non-Accreting Notes):
•during any calendar quarter (and only during such calendar quarter) after June 30, 2021, if the last reported sale price of Wayfair’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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

The following Non-Accreting Notes are convertible during the calendar quarter ended September 30, 2021: the 2022 Notes, the 2024 Notes and the 2026 Notes. The 2025 Notes are not convertible during the third quarter of 2021.
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
Conversions of Notes
In the three months ended June 30, 2021, holders of the 2022 Notes and 2026 Notes converted $14.5 million of aggregate principal and received 139,196 shares of Wayfair’s Class A common stock. During the six months ended June 30, 2021, holders of the 2022 Notes and 2026 Notes converted $14.9 million of aggregate principal and received 143,440 shares of Wayfair’s Class A common stock. During the six months ended June 30, 2021, Great Hill converted $253.1 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair's Class A common stock. In aggregate, these conversions increased additional paid-in capital by $14.4 million and $264.8 million for the three and six months ended June 30, 2021.

Interest Expense
The following tables present total interest expense recognized for the Notes for the three and six months ended June 30, 2021 and 2020, which included the reversal of interest expense we recorded in 2020 for a portion of interest accretion for the 2025 Accreting Notes that was not realized in 2021:

	Three Months Ended June 30,
	2021			2020
Convertible Notes	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense
	(in thousands)
2022 Notes	$4	$15	$19	$404	$5,289	$5,693
2024 Notes	1,617	539	2,156	1,617	7,017	8,634
2026 Notes	2,372	476	2,848	2,372	8,619	10,991
2025 Notes	2,372	845	3,217	—	—	—
2025 Accreting Notes	223	23	246	3,192	1,685	4,877
Total	$6,588	$1,898	$8,486	$7,585	$22,610	$30,195

	Six Months Ended June 30,
	2021			2020
Convertible Notes	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense
	(in thousands)
2022 Notes	$23	$37	$60	$809	$10,501	$11,310
2024 Notes	3,234	1,078	4,312	3,234	13,903	17,137
2026 Notes	4,612	1,083	5,695	4,691	17,154	21,845
2025 Notes	4,744	1,696	6,440	—	—	—
2025 Accreting Notes	(1,157)	76	(1,081)	3,192	1,685	4,877
Total	$11,456	$3,970	$15,426	$11,926	$43,243	$55,169
Fair Value of Notes
The estimated fair value of the 2022 Notes, 2024 Notes, 2026 Notes, 2025 Notes and 2025 Accreting Notes was $9.4 million, $1.6 billion, $2.1 billion, $1.6 billion and $156.2 million, respectively, as of June 30, 2021. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Cash and Cash Equivalents, Investments and Fair Value Measurements. The if-converted value of the 2022 Notes, 2024 Notes, 2026 Notes and 2025 Accreting Notes exceeded the principal value by $6.3 million, $984.6 million, $1.1 billion and $120.3 million, respectively, as of June 30, 2021. The if-converted value of the 2025 Notes did not exceed the principal value as of June 30, 2021.
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
The Capped Calls are separate transactions from the Non-Accreting Notes, are not subject to the terms of the Non-Accreting Notes and will not affect any holder’s rights under the Non-Accreting Notes. Similarly, holders of the Non-Accreting Notes do not have any rights with respect to the Capped Calls. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to Wayfair's stock. The premiums paid for the Capped Calls were included as a net reduction to additional paid-in capital within stockholders’ deficit when they were entered.
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
On November 18, 2020, certain of our present and former directors, along with Great Hill Partners, L.P., GHEP VII Aggregator, L.P. (“Great Hill”), Charlesbank Capital Partners, LLC and CBEP Investments, LLC (“Charlesbank”), were named as defendants in a shareholder derivative lawsuit filed in the Court of Chancery of the State of Delaware by the Equity-League Pension Trust Fund. Wayfair is named as a nominal defendant. The derivative complaint primarily alleges that the director defendants breached their fiduciary duties with respect to Wayfair’s issuance of the 2025 Accreting Notes, and further alleges that the non-director defendants were unjustly enriched on the basis of the issuance. The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment and seeks disgorgement of proceeds received as a result of the issuance, other equitable relief and damages and attorneys’ fees and costs. On February 16, 2021, the named director defendants and Wayfair filed motions to dismiss the complaint with prejudice and Great Hill and Charlesbank each filed separate motions to dismiss the complaint. The motions were fully briefed as of May 11, 2021. Oral argument on the motions is scheduled for August 23, 2021. At this time, based on available information regarding this litigation, we are unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

6. Stockholders’ Deficit
Preferred Stock
Wayfair authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of June 30, 2021, Wayfair had no shares of undesignated preferred stock issued or outstanding.
Common Stock
Wayfair authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 77,013,108 and 72,980,490 shares of Class A common stock and 26,563,837 and 26,564,234 shares of Class B common stock were outstanding as of June 30, 2021 and December 31, 2020. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the board of directors (the “Board”), in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since Wayfair's initial public offering through June 30, 2021, 55,474,577 shares of Class B common stock were converted to Class A common stock.
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700.0 million of Wayfair’s Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”).
During the three and six months ended June 30, 2021, Wayfair repurchased $300.0 million and $300.2 million through the 2020 Repurchase Program at an average price of $305.50 and $305.43 per share of Class A common stock. During the three and six months ended June 30, 2020, Wayfair did not repurchase any shares of common stock.
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

The following table presents activity relating to stock options for the six months ended June 30, 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	19,046	$2.99	0.5
Options exercised	(19,026)	$2.98
Options forfeited/canceled	(20)	$3.42
Outstanding and exercisable at June 30, 2021	—	$—	0
The intrinsic value of stock options exercised was $5.9 million and $2.2 million for the six months ended June 30, 2021 and 2020. All stock options were fully vested at June 30, 2021.
The following table presents activity relating to RSUs for the six months ended June 30, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	5,975,299	$134.03
RSUs granted	912,628	$312.80
RSUs vested	(1,362,291)	$114.63
RSUs forfeited/canceled	(467,841)	$145.88
Outstanding as of June 30, 2021	5,057,795	$170.42
The intrinsic value of RSUs vested was $400.5 million and $137.1 million for the six months ended June 30, 2021 and 2020. The aggregate intrinsic value of RSUs unvested is $1.6 billion as of June 30, 2021. Unrecognized equity-based compensation expense related to RSUs expected to vest over time is $778.6 million with a weighted-average remaining vesting term of 1.2 years as of June 30, 2021.
8. Income Taxes
The provision for income taxes, net recorded in the three and six months ended June 30, 2021 is primarily related to income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, as well as related changes in our valuation allowance on deferred tax assets, offset by a discrete tax benefit related to excess tax benefits on equity awards for U.S. employees. Wayfair had no material unrecognized tax benefits as of June 30, 2021 and December 31, 2020.

9. Earnings (Loss) per Share
The following table presents the calculation of basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Numerator for basic EPS - Net income (loss)	$130,428	$273,877	$148,662	$(11,988)
Effect of dilutive securities:
Interest expense associated with convertible debt instruments	8,485	30,195	8,986	—
Numerator for diluted EPS - net income (loss) available to common stockholders after the effect of dilutive securities	$138,913	$304,072	$157,648	$(11,988)
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	103,829	94,834	103,337	94,461
Effect of dilutive securities:
Employee stock options	4	31	9	—
Restricted stock units	2,722	2,788	3,001	—
Convertible debt instruments	15,537	22,279	12,293	—
Dilutive potential common shares	18,263	25,098	15,303	—
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	122,092	119,932	118,640	94,461
Earnings (Loss) per Share:
Basic	$1.26	$2.89	$1.44	$(0.13)
Diluted	$1.14	$2.54	$1.33	$(0.13)
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted earnings (loss) per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Outstanding employee stock options	—	—	—	26
Unvested restricted stock units	204	933	129	7,180
Shares related to convertible debt instruments	—	—	3,639	22,279
Total	204	933	3,768	29,485
Wayfair may settle conversions of the Non-Accreting Notes in cash, shares of Wayfair’s Class A common stock or any combination thereof at its election. Wayfair will settle conversions of the 2025 Accreting Notes in shares. The Capped Calls are generally expected to reduce the potential dilution of Wayfair's Class A common stock upon any conversion of the Notes and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Notes upon conversion of the Notes to the extent the market price per share of Wayfair’s Class A common stock is greater than the strike price of the Capped Calls (which corresponds to the initial conversion prices of the Non-Accreting Notes, subject to certain adjustments under the terms of the Capped Calls), with such reduction and/or offset capped at the Initial Cap Price. As of June 30, 2021, the number of shares of Wayfair's Class A common stock potentially issuable at the respective conversion prices of the 2022 Notes, 2024 Notes, 2026 Notes, 2025 Notes and 2025 Accreting Notes is 29,916 shares, 4,939,825 shares, 6,389,703 shares, 3,638,950 shares and 494,733 shares. Under the Capped Calls outstanding as of June 30, 2021, the maximum cash value obtainable of the 2022 Capped Calls, 2024 Capped Calls, 2026 Capped Calls and 2025 Capped Calls, if exercised at maturity, is $207.6 million, $509.9 million, $841.3 million and $1.3 billion.
For more information on the structure of the Notes and the Capped Calls, see Note 4, Debt and Other Financing.

10. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance. Wayfair’s CODM is its Chief Executive Officer.
Wayfair's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before depreciation and amortization, equity-based compensation and related taxes, interest expense, net, other (expense) income, net, provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. These charges are excluded from evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance.
Wayfair allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, as well as interest expense, net, other (expense) income, net, and provision for income taxes, net. There are no net revenue transactions between Wayfair's reportable segments.
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

The following tables present net revenues and Adjusted EBITDA attributable to Wayfair's reportable segments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
U.S. net revenue	$3,098,157	$3,651,704	$5,918,843	$5,626,687
International net revenue	759,469	652,968	1,416,301	1,008,048
Total net revenue	$3,857,626	$4,304,672	$7,335,144	$6,634,735

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Adjusted EBITDA:
U.S.	$322,561	$434,574	$549,796	389,479
International	(11,721)	5,239	(33,189)	(76,943)
Total reportable segments Adjusted EBITDA	310,840	439,813	516,607	312,536
Less: reconciling items (1)	(180,412)	(165,936)	(367,945)	(324,524)
Net income	$130,428	$273,877	$148,662	$(11,988)

(1) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net income (loss):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Depreciation and amortization	$77,925	$69,114	$158,237	$135,957
Equity-based compensation and related taxes	87,708	70,701	174,609	134,693
Interest expense, net	8,402	28,939	15,214	51,157
Other expense (income), net	2,248	(3,110)	5,546	(2,864)
Provision for income taxes, net	4,129	292	2,127	1,625
Other (a)	—	—	12,212	3,956
Total reconciling items	$180,412	$165,936	$367,945	$324,524
(a) In the six months ended June 30, 2021, we recorded $12.2 million of customer service center impairment and other charges related to our plan to consolidate customer service centers. During the six months ended June 30, 2020, we recorded $4.0 million in selling, operations, technology, general and administrative expenses for severance costs associated with February 2020 workforce reductions.

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments and the impact of the evolving coronavirus (COVID-19) pandemic and our response to it, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions.
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
•economic factors, such as interest rates, significant inflation, the housing market, currency exchange fluctuations and changes in customer spending;
•disruptions or inefficiencies in our supply chain or logistics network, including any impact of the evolving COVID-19 outbreak on our suppliers and third party carriers and delivery agents;
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
COVID-19 Outbreak
The situation surrounding the evolving COVID-19 outbreak continues to remain fluid and the full extent of the positive or negative impact of the COVID-19 outbreak on our business will depend on certain developments including the length of time that the outbreak and global health crisis continues, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, partners, and stockholders, all of which are uncertain and cannot be predicted. See Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers. As a result, we continued to develop and implement health, safety, employment and operational protocols in order to mitigate the impact of the COVID-19 outbreak on our employees and our business, including social distancing and enhanced cleaning measures and COVID-19 testing in our facilities, emergency paid time off and targeted hourly pay increases and no contact delivery methods.
Authorities across the world have implemented various measures in response to the COVID-19 outbreak, some of which have been subsequently rescinded or modified, including travel bans, stay-at-home orders and shutdowns of certain businesses. We anticipate that these actions and the global health crisis caused by the COVID-19 outbreak, including any resurgences, will continue to negatively impact global economic activity. While the COVID-19 outbreak has not had a material adverse impact on our operations to date and we believe the long-term opportunity that we see for shopping for the home online remains unchanged, it is difficult to predict all of the positive or negative impacts the COVID-19 outbreak will have on our business in the short- and long-term.
While we continue to see increased sales and order activity compared to pre-pandemic levels, the prior year periods contained herein include the increased demand that existed at the onset of the COVID-19 outbreak. However, much is unknown and accordingly the situation remains dynamic and subject to rapid and possibly material change. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, partners, stockholders and communities.
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020.

Key Financial and Operating Metrics
We measure our business using key financial and operating metrics, as well as Adjusted EBITDA, Free Cash Flow and Adjusted Diluted Earnings per Share (see “Non-GAAP Financial Measures”). Our Free Cash Flow and Adjusted Diluted Earnings per Share are measured on a consolidated basis, while our Adjusted EBITDA is measured on a consolidated and reportable segment basis. All other key financial and operating metrics are derived and reported from our consolidated net revenue.
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands, except LTM Net Revenue per Active Customer, Average Order Value and per share data)
Key Financial Statement Metrics:
Net revenue	$3,857,626	$4,304,672	$7,335,144	$6,634,735
Gross profit	$1,128,060	$1,321,030	$2,131,087	$1,900,153
Income from operations	$145,207	$299,998	$171,549	$37,930
Net income (loss)	$130,428	$273,877	$148,662	$(11,988)
Earnings (loss) per share:
Basic	$1.26	$2.89	$1.44	$(0.13)
Diluted	$1.14	$2.54	$1.33	$(0.13)
Net cash from operating activities	$275,439	$1,135,251	$452,035	$878,961
Key Operating Metrics:
Active customers (1)	31,067	25,979	31,067	25,979
LTM net revenue per active customer (2)	$478	$440	$478	$440
Orders delivered (3)	13,885	18,892	28,581	28,768
Average order value (4)	$278	$227	$257	$230
Non-GAAP Financial Measures:
Adjusted EBITDA	$310,840	$439,813	$516,607	$312,536
Free Cash Flow	$206,937	$1,053,602	$318,127	$698,979
Adjusted Diluted Earnings per Share (5)	$1.89	$3.13	$2.89	$1.33
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
(5) Adjusted Diluted Earnings per Share reflects our January 1, 2021 adoption of ASU 2020-06, further discussed in Note 1, Summary of Significant Accounting Policies, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. Prior periods have not been restated. Under legacy accounting, Adjusted Diluted Earnings per Share for the three and six months ended June 30, 2021 would have been $1.81 and $2.43.

Results of Consolidated Operations
Comparison of the three months ended June 30, 2021 and 2020
Net revenue
In the three months ended June 30, 2021, net revenue decreased by $447.0 million, or 10.4%, compared to the same period in 2020, which reflects some normalization in consumer behavior as we anniversary the early months of the COVID-19 outbreak in 2020. The decrease in net revenue was driven by lower orders, partially offset by higher average order values. Our U.S. net revenue decreased 15.2%, while our International net revenue increased 16.3% in the second quarter of 2021, as compared to the same period in 2020. International Net Revenue Constant Currency Growth (see “Non-GAAP Measures”) for the three months ended June 30, 2021 was 3.2%.

	Three months ended June 30,
	2021	2020	% Change
	(in thousands)
U.S. net revenue	$3,098,157	$3,651,704	(15.2)%
International net revenue	759,469	652,968	16.3%
Net revenue	$3,857,626	$4,304,672	(10.4)%
For more information on our segments, see Note 10 to the unaudited consolidated and condensed financial statements, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. In the three months ended June 30, 2021, cost of goods sold decreased by $254.1 million, or 8.5%, as compared to the same period in 2020.
The decrease in cost of goods sold is primarily driven by a decrease in the number of orders delivered. The increase in cost of goods sold as a percentage of net revenue reflects lower operational efficiencies relative to the same period in 2020 and changes in our product mix.

	Three months ended June 30,
	2021	2020	% Change
	(in thousands)
Cost of goods sold	$2,729,566	$2,983,642	(8.5)%
As a percentage of net revenue	70.8%	69.3%

Operating expenses
Operating expenses are comprised of customer service and merchant fees, advertising and selling, operations, technology, general and administrative expenses. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Three months ended June 30,
	2021	2020	% Change
	(in thousands)
Customer service and merchant fees (1)	$144,630	$143,773	0.6%
Advertising	351,775	417,777	(15.8)%
Selling, operations, technology, general and administrative (1)	486,448	459,482	5.9%
Total operating expenses	$982,853	$1,021,032	(3.7)%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.7%	3.3%
Advertising	9.1%	9.7%
Selling, operations, technology, general and administrative (1)	12.6%	10.7%
	25.4%	23.7%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended June 30,
	2021	2020
	(in thousands)
Customer service and merchant fees	$6,201	$4,313
Selling, operations, technology, general and administrative	$78,421	$64,035
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $16.3 million in the three months ended June 30, 2021, compared to the same period in 2020, as a result of RSUs awarded in 2020 and the six months ended June 30, 2021.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended June 30,
	2021	2020
Customer service and merchant fees	3.6%	3.2%
Selling, operations, technology, general and administrative	10.6%	9.2%
Customer Service and Merchant Fees
Excluding the impact of equity-based compensation and related taxes, our expenses for customer service and merchant fees decreased by $1.0 million in three months ended June 30, 2021, as compared to the same period in 2020, primarily due to the decrease in net revenue during the three months ended June 30, 2021. Expenses for customer service and merchant fees as a percentage of net revenues increased in the second quarter of 2021 as compared to the same period last year. The increase was primarily due to increased compensation costs associated with increased customer service hiring since the same period in the prior year.
Advertising
Our advertising expenses and as a percentage of net revenue decreased by $66.0 million and 0.6% in the three months ended June 30, 2021, as compared to the same period 2020, primarily attributable to efficiencies in our advertising spend and partially offset by increased investment to generate future customer growth.

Selling, operations, technology, general and administrative
Excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities increased by $12.6 million in three months ended June 30, 2021, as compared to the same period in 2020, primarily attributable to depreciation and amortization, information technology and personnel costs. As a percentage of net revenue, selling, operations, technology, general and administrative expenses increased to 12.6% in three months ended June 30, 2021, as compared to 10.7% in the same period in 2020, primarily due to the decrease in net revenue.
Interest expense, net

Our interest expense, net decreased by $20.5 million in the three months ended June 30, 2021, as compared to the same period in 2020, primarily attributable to the adoption of ASU 2020-06 on January 1, 2021.

	Three months ended June 30,
	2021	2020	% Change
	(in thousands)
Interest expense, net	$(8,402)	$(28,939)	(71.0)%
Other (expense) income, net
Our other (expense), income, net decreased by $5.4 million in the three months ended June 30, 2021, as compared to the same period in 2020, primarily attributable to the net change in unrealized and realized gains (losses) from foreign currency transactions.

	Three months ended June 30,
	2021	2020	% Change
	(in thousands)
Other (expense) income, net	$(2,248)	$3,110	(172.3)%
Provision for income taxes, net
Our provision for income taxes, net increased by $3.8 million in the three months ended June 30, 2021, as compared to the same period in 2020, primarily related to income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, partially offset by the recognition of a discrete tax benefit due to excess tax benefits on equity awards for U.S. employees.

	Three months ended June 30,
	2021	2020	% Change
	(in thousands)
Provision for income taxes, net	$4,129	$292	1,314.0%

Comparison of the six months ended June 30, 2021 and 2020
Net revenue
In the six months ended June 30, 2021, net revenue increased by $700.4 million, or 10.6%, as compared to the same period in 2020, primarily due to growth in our customer base, with the number of active customers increasing by 19.6% from the six months ended June 30, 2021, as compared to the same period in 2020. Our U.S. net revenue increased 5.2%, while our International net revenue increased 40.5% in the six months ended June 30, 2021, as compared to same period in 2020. International Net Revenue Constant Currency Growth (see “Non-GAAP Measures” below) for the six months ended June 30, 2021 was 27.6%.

	Six months ended June 30,
	2021	2020	% Change
	(in thousands)
U.S. net revenue	$5,918,843	$5,626,687	5.2%
International net revenue	1,416,301	1,008,048	40.5%
Net revenue	$7,335,144	$6,634,735	10.6%
For more information on our segments, see Note 10 to the unaudited consolidated and condensed financial statements, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. In the six months ended June 30, 2021, cost of goods sold increased by $469.5 million, or 9.9%, as compared to the same period in 2020.
The increase in cost of goods sold is driven in part by changes in our product mix and higher product costs. The decrease in cost of goods sold as a percentage of net revenue is primarily a result of unlocking incremental margin from merchandising investments and operational efficiencies.

	Six months ended June 30,
	2021	2020	% Change
	(in thousands)
Cost of goods sold	$5,204,057	$4,734,582	9.9%
As a percentage of net revenue	70.9%	71.4%

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

	Six months ended June 30,
	2021	2020	% Change
	(in thousands)
Customer service and merchant fees (1)	$291,871	$233,236	25.1%
Advertising	717,638	693,537	3.5%
Selling, operations, technology, general and administrative (1)	937,817	935,450	0.3%
Customer service center impairment and other charges	12,212	—	—
Total operating expenses	$1,959,538	$1,862,223	5.2%
As a percentage of net revenue:
Customer service and merchant fees (1)	4.0%	3.5%
Advertising	9.8%	10.5%
Selling, operations, technology, general and administrative (1)	12.8%	14.1%
Customer service center impairment and other charges	0.2%	—%
	26.8%	28.1%
(1) Includes equity-based compensation and related taxes as follows:

	Six months ended June 30,
	2021	2020
	(in thousands)
Customer service and merchant fees	$12,095	$6,432
Selling, operations, technology, general and administrative	$156,423	$124,180
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $37.9 million in the six months ended June 30, 2021, as compared to the same period in 2020, as a result of RSUs awarded in 2020 and the six months ended June 30, 2021.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Six months ended June 30,
	2021	2020
Customer service and merchant fees	3.8%	3.4%
Selling, operations, technology, general and administrative	10.7%	12.2%
Customer Service and Merchant Fees
Excluding the impact of equity-based compensation and related taxes, our expenses for customer service and merchant fees increased by $53.0 million in the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to the increase in net revenue during the six months ended June 30, 2021. Expenses for customer service and merchant fees as a percentage of net revenues increased in the six months ended June 30, 2021, as compared to the same period last year. The increase was primarily due to increased compensation costs associated with increased customer service hiring since the same period in the prior year.
Advertising
Our advertising expenses increased by $24.1 million in the six months ended June 30, 2021, as compared to the same period 2020, primarily as a result of an increase in online advertising. Advertising decreased as a percentage of net revenue in June 30, 2021, as compared to the same period in 2020, primarily attributable to efficiencies in our advertising spend and partially offset by increased investment to generate future customer growth.

Selling, operations, technology, general and administrative
Excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $29.9 million in the six months ended June 30, 2021, compared to the same period in 2020, primarily attributable to personnel costs, depreciation and amortization and information technology. As a percentage of net revenue, selling, operations, technology, general and administrative expenses decreased to 12.8% in the six months ended June 30, 2021, as compared to 14.1% in the same period in 2020, primarily due to the relatively slower pace of corporate headcount net hiring relative to the increase in net revenue.
Customer service center impairment and other charges
During the six months ended June 30, 2021, we enacted a plan to consolidate certain customer service centers in identified U.S. locations. As a result, we recorded a charge of $12.2 million during the six months ended June 30, 2021, which included $6.3 million for the non-cash impairment of ROU assets, $5.0 million for the non-cash accelerated depreciation of fixed assets and the remainder for other items.
Interest expense, net

Our interest expense, net decreased by $35.9 million in the six months ended June 30, 2021, as compared to the same period in 2020, primarily attributable to the adoption of ASU 2020-06 on January 1, 2021, as well as a reversal of interest expense we recorded in 2020 for a portion of paid in kind interest accretion for the 2025 Accreting Notes that was not realized in 2021.

	Six months ended June 30,
	2021	2020	% Change
	(in thousands)
Interest expense, net	$(15,214)	$(51,157)	(70.3)%
Other (expense) income, net
Our other (expense), income, net decreased by $8.4 million in the six months ended June 30, 2021, as compared to the same period in 2020, primarily attributable to the net change in unrealized and realized gains (losses) from foreign currency transactions.

	Six months ended June 30,
	2021	2020	% Change
	(in thousands)
Other (expense) income, net	$(5,546)	$2,864	(293.6)%
Provision for income taxes, net
Our provision for income taxes, net increased by $0.5 million in the six months ended June 30, 2021, as compared to the same period in 2020, primarily related to income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, partially offset by the recognition of a discrete tax benefit related to excess tax benefits on equity awards for U.S. employees.

	Six months ended June 30,
	2021	2020	% Change
	(in thousands)
Provision for income taxes, net	$2,127	$1,625	30.9%

Liquidity and Capital Resources
 Sources of Liquidity
At June 30, 2021, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $2.6 billion. In addition, on March 24, 2021, Wayfair and certain of its subsidiaries entered a new credit agreement and $600.0 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). The Revolver replaced our previous $200.0 million senior secured revolving credit facility, which was set to mature on February 21, 2022. Wayfair had outstanding letters of credit, primarily as security for certain lease agreements, for approximately $60.2 million as of June 30, 2021, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$2,078,451	$2,129,440
Short-term investments	$523,390	$461,698
Working capital	$908,230	$880,208
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
As of June 30, 2021, we had $3.1 billion of indebtedness outstanding. The conditional conversion features of the 2022 Notes, 2024 Notes and 2026 Notes were triggered during the second quarter of 2021, and the 2022 Notes, 2024 Notes and 2026 Notes therefore became convertible in the third quarter of 2021 pursuant to the applicable last reported sales price conditions. The conditional conversion feature of the 2025 Notes was not triggered during the second quarter of 2021, and the 2025 Notes are therefore not convertible in the third quarter of 2021 pursuant to the applicable last reported sales price condition. The 2025 Accreting Notes are convertible at any time prior to the second business day immediately preceding the maturity date. In the three months ended June 30, 2021, holders of the 2022 Notes and 2026 Notes converted $14.5 million of aggregate principal and received 139,196 shares of Wayfair’s Class A common stock. During the six months ended June 30, 2021, holders of the 2022 Notes and 2026 Notes converted $14.9 million of aggregate principal and received 143,440 shares of Wayfair’s Class A common stock. During the six months ended June 30, 2021, Great Hill converted $253.1 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair's Class A common stock.
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
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. For information regarding our credit agreement and convertible notes, see Note 4, Debt and Other Financing, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. We do not expect any of these restrictions to affect our ability to conduct our business in the ordinary course. During the second quarter of 2021, we were in compliance with all the terms and conditions of our debt agreements.
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700.0 million of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). The 2020 Repurchase Program does not obligate Wayfair to purchase any shares of Class A common stock and has no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased in the future will be determined by Wayfair in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of June 30, 2021, Wayfair has repurchased 1,806,318 shares of Class A common stock for approximately $537.4 million under the 2020 Repurchase Program.
 Trends and Historical Cash Flows

	Six months ended June 30,
	2021	2020
	(in thousands)
Net income (loss)	$148,662	$(11,988)
Cash flows from operating activities	$452,035	$878,961
Net cash (for) from investing activities	$(196,404)	$188,204
Net cash (for) from financing activities	$(300,152)	$527,643
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
Cash from operating activities in the six months ended June 30, 2021 decreased by $426.9 million compared to the same period in 2020 primarily due to the decrease in cash from operating assets and liabilities of $607.4 million, decrease in amortization of discount and issuance costs related to our convertible notes of $42.5 million, partially offset by the increase in net income (loss) of $160.7 million, increase in equity-based compensation of $26.8 million, increase in depreciation and amortization expense of $22.3 million, loss on impairment of $12.2 million and increase in other non-cash items of $1.0 million.
 Investing Activities
Cash for investing activities in the six months ended June 30, 2021 decreased by $384.6 million compared to the same period in 2020 due to the increase in purchases of short-term investments of $612.6 million and increase in site and software development costs of $9.7 million, partially offset by the increase in sales and maturities of short-term investments of $181.8 million, decrease in purchases of property and equipment of $55.7 million and decrease in other investing activities of $0.2 million. Purchases of property and equipment and site and software development costs (collectively “Capital Expenditures” were 1.8% of net revenue for the quarter ended June 30, 2021 and primarily related to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments in our proprietary technology and operational platform. On an absolute dollar basis, we expect Capital Expenditures for the third quarter of 2021 to be within a range of $70.0 million and $80.0 million as we continue to expand our technology and logistics network.

Financing Activities
Cash for financing activities in the six months ended June 30, 2021 was $300.2 million due to the repurchase of Class A common stock through the 2020 Repurchase Program in the period. This compared to $527.6 million of cash from financing activities in the six months ended June 30, 2020, primarily due to $527.4 million of proceeds from the issuance of convertible notes, net of issuance costs during the period.
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
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) before depreciation and amortization, equity-based compensation and related taxes, interest expense, net, other (expense) income, net, provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
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

The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Reconciliation of Adjusted EBITDA
Net income (loss)	$130,428	$273,877	$148,662	$(11,988)
Depreciation and amortization	77,925	69,114	158,237	135,957
Equity-based compensation and related taxes	87,708	70,701	174,609	134,693
Interest expense, net	8,402	28,939	15,214	51,157
Other expense (income), net	2,248	(3,110)	5,546	(2,864)
Provision for income taxes, net	4,129	292	2,127	1,625
Other (1)	—	—	12,212	3,956
Adjusted EBITDA	$310,840	$439,813	$516,607	$312,536
(1) In the six months ended June 30, 2021, we recorded $12.2 million of customer service center impairment and other charges related to our plan to consolidate customer service centers. During the six months ended June 30, 2020, we recorded $4.0 million in selling, operations, technology, general and administrative expenses for severance costs associated with February 2020 workforce reductions.
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
The following table presents a reconciliation of net cash from or for operating activities to Free Cash Flow for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net cash from operating activities	$275,439	$1,135,251	$452,035	$878,961
Purchase of property and equipment	(24,624)	(44,846)	(49,072)	(104,810)
Site and software development costs	(43,878)	(36,803)	(84,836)	(75,172)
Free Cash Flow	$206,937	$1,053,602	$318,127	$698,979
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
Adjusted Diluted Earnings per Share
To provide investors with additional information regarding our financial results, we have disclosed in this Quarterly Report on Form 10-Q Adjusted Diluted Earnings per Share, a non-GAAP financial measure that we calculate as net income (loss) plus equity-based compensation and related taxes, provision for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method divided by the weighted-average number of shares of common stock used in the computation of diluted earnings (loss) per share. Accordingly, we believe that these adjustments to our adjusted diluted net income before calculating per share amounts for all periods presented provides a more meaningful comparison between our operating results from period to period.

Adjusted Diluted Earnings per Share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted Diluted Earnings per Share, by its nature, excludes equity-based compensation and related taxes, provision for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method. Because of these limitations, you should consider Adjusted Diluted Earnings per Share alongside other financial performance measures.

A reconciliation of the numerator and denominator for diluted earnings (loss) per share, the most directly comparable GAAP financial measure, and the numerator and denominator for Adjusted Diluted Earnings per Share, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net income (loss)	$130,428	$273,877	$148,662	$(11,988)
Effect of dilutive securities:
Interest expense associated with convertible debt instruments	8,485	30,195	8,986	—
Numerator for diluted EPS - net income (loss) available to common stockholders after the effect of dilutive securities	138,913	304,072	157,648	(11,988)
Adjustments to net income (loss):
Interest expense associated with convertible debt instruments	—	—	6,438	—
Equity-based compensation and related taxes	87,708	70,701	174,609	134,693
Provision for income taxes, net	4,129	292	2,127	1,625
Other	—	—	12,212	3,956
Numerator for Adjusted Diluted EPS - Adjusted net income	$230,750	$375,065	$353,034	$128,286
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	103,829	94,834	103,337	94,461
Effect of dilutive securities:
Employee stock options	4	31	9	—
Restricted stock units	2,722	2,788	3,001	—
Convertible debt instruments	15,537	22,279	12,293	—
Dilutive potential common shares	18,263	25,098	15,303	—
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	122,092	119,932	118,640	94,461
Adjustments to effect of dilutive securities:
Employee stock options	—	—	—	36
Restricted stock units	—	—	—	2,078
Convertible debt instruments	—	—	3,639	—
Denominator for Adjusted Diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	122,092	119,932	122,279	96,575
Diluted Earnings (Loss) per Share	$1.14	$2.54	$1.33	$(0.13)
Adjusted Diluted Earnings per Share	$1.89	$3.13	$2.89	$1.33
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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.

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

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)
Period
April 1-30, 2021	—	$—	—	$—
May 1-31, 2021	982,008	$305.50	982,008	$162,600
June 1-30, 2021	—	$—	—	$—
Total	982,008	$305.50	982,008	$162,600
(1) Represents shares repurchased under the 2020 Repurchase Program.
(2) Average price paid per share excludes broker commissions.
(3) Represents the amount remaining under the 2020 Repurchase Program as of the specified period end dates.

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

WAYFAIR INC.

Date: August 5, 2021	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial and Accounting Officer)