Form 10-Q
period 2021-09-30
Wayfair Inc.
filed 2021-11-04
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at October 29, 2021
Class A Common Stock, $0.001 par value per share	77,980,692
Class B Common Stock, $0.001 par value per share	26,563,761

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2021

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated and Condensed Financial Statements

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(in thousands, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,864,821	$2,129,440
Short-term investments	528,392	461,698
Accounts receivable, net	166,497	110,299
Inventories	66,621	52,152
Prepaid expenses and other current assets	328,862	292,213
Total current assets	2,955,193	3,045,802
Operating lease right-of-use assets	816,951	808,375
Property and equipment, net	653,673	684,306
Other non-current assets	40,400	31,446
Total assets	$4,466,217	$4,569,929
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,072,529	$1,156,624
Other current liabilities	957,963	1,008,970
Total current liabilities	2,030,492	2,165,594
Long-term debt	3,049,475	2,659,243
Operating lease liabilities	867,595	869,958
Other non-current liabilities	48,736	67,031
Total liabilities	5,996,298	5,761,826
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at September 30, 2021 and December 31, 2020	—	—
Class A common stock, par value $0.001 per share: 500,000,000 shares authorized, 77,666,738 and 72,980,490 shares issued and outstanding at September 30, 2021 and December 31, 2020	78	73
Class B common stock, par value $0.001 per share: 164,000,000 shares authorized, 26,563,761 and 26,564,234 shares issued and outstanding at September 30, 2021 and December 31, 2020	26	27
Additional paid-in capital	221,733	698,482
Accumulated deficit	(1,747,030)	(1,885,950)
Accumulated other comprehensive loss	(4,888)	(4,529)
Total stockholders’ deficit	(1,530,081)	(1,191,897)
Total liabilities and stockholders’ deficit	$4,466,217	$4,569,929
See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net revenue	$3,121,083	$3,839,570	$10,456,227	$10,474,305
Cost of goods sold	2,238,355	2,692,142	7,442,412	7,426,724
Gross profit	882,728	1,147,428	3,013,815	3,047,581
Operating expenses:
Customer service and merchant fees	139,931	139,589	431,802	372,825
Advertising	315,024	344,025	1,032,662	1,037,562
Selling, operations, technology, general and administrative	497,571	441,960	1,435,388	1,377,410
Customer service center impairment and other charges	—	—	12,212	—
Total operating expenses	952,526	925,574	2,912,064	2,787,797
(Loss) income from operations	(69,798)	221,854	101,751	259,784
Interest expense, net	(8,406)	(36,315)	(23,620)	(87,472)
Other income (expense), net	3,889	(13,584)	(1,657)	(10,720)
(Loss) income before income taxes	(74,315)	171,955	76,474	161,592
Provision (benefit) for income taxes, net	3,706	(1,211)	5,833	414
Net (loss) income	$(78,021)	$173,166	$70,641	$161,178
(Loss) earnings per share:
Basic	$(0.75)	$1.82	$0.68	$1.70
Diluted	$(0.75)	$1.67	$0.65	$1.64
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	104,054	95,373	103,579	94,767
Diluted	104,054	109,200	106,600	98,021

See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net (loss) income	$(78,021)	$173,166	$70,641	$161,178
Other comprehensive (loss) income:
Foreign currency translation adjustments	(248)	(895)	(345)	(665)
Net unrealized gain (loss) on available-for-sale investments	39	(606)	(14)	67
Comprehensive (loss) income	$(78,230)	$171,665	$70,282	$160,580

See notes to unaudited consolidated and condensed financial statements

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
		(in thousands)
Balance at June 30, 2020	95,065	$95	$1,295,971	$(2,082,934)	$(524)	$(787,392)
Net income	—	—	—	173,166	—	173,166
Other comprehensive loss	—	—	—	—	(1,501)	(1,501)
Exercise of options to purchase common stock	6	—	161	—	—	161
Issuance of common stock upon vesting of RSUs	787	1	—	—	—	1
Equity-based compensation expense	—	—	74,425	—	—	74,425
Repurchase of common stock	(844)	(1)	(280,235)	—	—	(280,236)
Shares issued upon conversion of convertible notes	583	1	151,419	—	—	151,420
Reacquisition of equity component from repurchases and conversions of convertible notes, net of taxes	—	—	(829,004)	—	—	(829,004)
Equity component of issuance of convertible notes, net (Note 4)	—	—	39,374	—	—	39,374
Balance at September 30, 2020	95,597	$96	$452,111	$(1,909,768)	$(2,025)	$(1,459,586)

Balance at June 30, 2021	103,577	$104	$131,706	$(1,669,009)	$(4,679)	$(1,541,878)
Net loss	—	—	—	(78,021)	—	(78,021)
Other comprehensive loss	—	—	—	—	(209)	(209)
Issuance of common stock upon vesting of RSUs	649	—	—	—	—	—
Equity-based compensation expense	—	—	89,621	—	—	89,621
Shares issued upon conversion of convertible notes (Note 4)	4	—	406	—	—	406
Balance at September 30, 2021	104,230	$104	$221,733	$(1,747,030)	$(4,888)	$(1,530,081)

See notes to unaudited consolidated and condensed financial statements.

	Nine Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
		(in thousands)
Balance at December 31, 2019	93,600	$94	$1,122,548	$(2,065,423)	$(1,427)	$(944,208)
Net income	—	—	—	161,178	—	161,178
Other comprehensive loss	—	—	—	—	(598)	(598)
Exercise of options to purchase common stock	24	—	380	—	—	380
Issuance of common stock upon vesting of RSUs	2,234	2	—	—	—	2
Equity-based compensation expense	—	—	208,740	—	—	208,740
Repurchase of common stock	(844)	(1)	(280,235)	—	—	(280,236)
Shares issued upon conversion of convertible notes	583	1	151,419	—	—	151,420
Reacquisition of equity component from repurchases and conversions of convertible notes, net of taxes	—	—	(829,004)	—	—	(829,004)
Equity component of issuance of convertible notes, net of premium paid on capped calls	—	—	78,263	—	—	78,263
Cumulative effect of adopting new credit allowance standard	—	—	—	(5,523)	—	(5,523)
Balance at September 30, 2020	95,597	$96	$452,111	$(1,909,768)	$(2,025)	$(1,459,586)

Balance at December 31, 2020	99,545	$100	$698,482	$(1,885,950)	$(4,529)	$(1,191,897)
Net income	—	—	—	70,641	—	70,641
Other comprehensive loss	—	—	—	—	(359)	(359)
Exercise of options to purchase common stock	19	—	56	—	—	56
Issuance of common stock upon vesting of RSUs	2,011	1	—	—	—	1
Equity-based compensation expense	—	—	256,654	—	—	256,654
Repurchase of common stock	(983)	(1)	(300,207)	—	—	(300,208)
Shares issued upon conversion of convertible notes (Note 4)	3,638	4	265,230	—	—	265,234
Cumulative effect of adopting new convertible debt standard	—	—	(698,482)	68,279	—	(630,203)
Balance at September 30, 2021	104,230	$104	$221,733	$(1,747,030)	$(4,888)	$(1,530,081)

See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$70,641	$161,178
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	240,154	208,532
Equity-based compensation	237,073	197,199
Amortization of discount and issuance costs on convertible notes	5,873	78,225
Loss on impairment	12,212	—
Other non-cash adjustments	2,483	12,065
Changes in operating assets and liabilities:
Accounts receivable, net	(57,568)	(14,891)
Inventories	(14,823)	7,602
Prepaid expenses and other current assets	(37,982)	(93,055)
Other assets	833	612
Accounts payable and other current liabilities	(133,234)	597,173
Other liabilities	(4,475)	55,348
Cash flows from operating activities	321,187	1,209,988

Cash flows from investing activities:
Purchase of short- and long-term investments	(774,708)	(19,994)
Sale and maturities of short- and long-term investments	701,091	466,310
Purchase of property and equipment	(77,593)	(146,303)
Site and software development costs	(128,634)	(109,678)
Other investing activities, net	5,200	(124)
Net cash (for) from investing activities	(274,644)	190,211

Cash flows from financing activities:
Repurchase of common stock	(300,208)	(280,236)
Proceeds from borrowings	—	200,000
Repayment of borrowings	—	(200,000)
Proceeds from issuance of convertible notes, net of issuance costs	—	2,027,758
Premiums paid for capped call confirmations	—	(255,024)
Payments to extinguish convertible debt	—	(1,040,349)
Other financing activities, net	(2,448)	380
Net cash (for) from financing activities	(302,656)	452,529
Effect of exchange rate changes on cash and cash equivalents	(8,506)	7,458
Net (decrease) increase in cash and cash equivalents	(264,619)	1,860,186

Cash and cash equivalents:
Beginning of period	2,129,440	582,753
End of period	$1,864,821	$2,442,939

Supplemental cash flow information:
Cash paid for interest on long-term debt	$18,743	$14,173
Issuance of common stock for conversion of convertible debt	$265,234	$45,447
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$21,987	$38,391
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

Wayfair believes that other than the adoption of new accounting pronouncements that follow, there have been no significant changes during the three and nine months ended September 30, 2021 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2020.
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

The adoption of ASU 2020-06 resulted in the following adjustments to our calculations of basic and diluted loss per share for the three months ended September 30, 2021:

	Under ASU 2020-06	Difference	Under Legacy Accounting
Loss per share:
Basic	$(0.75)	$0.28	$(1.03)
Diluted	$(0.75)	$0.28	$(1.03)
The adoption of ASU 2020-06 resulted in the following adjustments to our calculations of basic and diluted earnings (loss) per share for the nine months ended September 30, 2021:

	Under ASU 2020-06	Difference	Under Legacy Accounting
Earnings (loss) per share:
Basic	$0.68	$1.04	$(0.36)
Diluted	$0.65	$1.01	$(0.36)
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

From time to time, Wayfair may enter into equity investments that align with our organizational strategies and growth initiatives. Equity investments in companies for which we do not have the ability to exercise significant influence are accounted for at estimated fair value, with adjustments for observable changes in prices or impairments, and are classified as other non-current assets on our consolidated and condensed balance sheets with adjustments recognized in other income (expense), net on our consolidated and condensed statements of operations. Each reporting period, we perform a qualitative assessment to evaluate whether each investment is impaired. Our assessment includes a review of recent operating results and trends, recent sales or acquisitions of the investee securities and other readily observable information. If the investment is impaired, we write it down to its estimated fair value.

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

2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of September 30, 2021, we reported accounts receivable of $166.5 million, net of allowance for credit losses of $18.6 million. As of December 31, 2020, we reported accounts receivable of $110.3 million, net of allowance for credit losses of $21.4 million. The changes in the allowance for credit losses were not material for the three and nine months ended September 30, 2021. Management believes credit risk is mitigated since approximately 99% of the net revenue recognized for the three and nine months ended September 30, 2021 was collected in advance of recognition.
Contractual Liabilities
Contractual liabilities included in other current liabilities was $287.6 million at September 30, 2021 and $298.1 million at December 31, 2020. During the nine months ended September 30, 2021, Wayfair recognized $239.4 million of net revenue that was included in other current liabilities as of December 31, 2020.
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
As of September 30, 2021 and December 31, 2020, all of Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. Wayfair did not have any realized gains nor losses during the three and nine months ended September 30, 2021 or during the three months ended September 30, 2020. During the nine months ended September 30, 2020, Wayfair collected $161.3 million of proceeds from the sale of long-term investments and recognized a realized gain of $0.8 million. During the three and nine months ended September 30, 2021 and September 30, 2020, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. Further, as of September 30, 2021 and December 31, 2020, Wayfair did not record an allowance for credit losses related to its available-for-sale debt securities.
In the second quarter of 2021, Wayfair entered into an agreement with a vendor in which Wayfair received warrants to acquire shares of the vendor’s common stock. In the third quarter of 2021, the vendor completed an initial public offering of its common stock. As of September 30, 2021, these warrants, which vest over a five-year period, were valued at approximately $7.6 million and were classified in other non-current assets. We recorded an increase in the fair value of the warrants in the three and nine months ended September 30, 2021 of $1.8 million in other income (expense), net on our consolidated and condensed statements of operations.
Furthermore, we have committed to make $20.0 million of other equity investments in connection with our impact investment initiatives. In the third quarter of 2021, Wayfair made a $5.0 million initial investment which was accounted for under the equity method.
The following tables present details of Wayfair’s investment securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$528,391	$31	$(30)	$528,392

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Short-term:
Investment securities	$461,683	$20	$(5)	$461,698
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

The following tables set forth the fair value of Wayfair’s financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$502,599	$—	$—	$502,599
Cash equivalents	1,362,222	—	—	1,362,222
Total cash and cash equivalents	1,864,821	—	—	1,864,821
Short-term investments:
Investment securities	—	528,392	—	528,392
Total	$1,864,821	$528,392	$—	$2,393,213

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents:
Cash	$638,621	$—	$—	$638,621
Cash equivalents	1,490,819	—	—	1,490,819
Total cash and cash equivalents	2,129,440	—	—	2,129,440
Short-term investments:
Investment securities	—	461,698	—	461,698
Other non-current assets:
Certificate of deposit	5,200	—	—	5,200
Total	$2,134,640	$461,698	$—	$2,596,338

4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing as of the dates presented:

	September 30, 2021			December 31, 2020
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount
	(in thousands)
2022 Notes	$2,704	$(10)	$2,694	$18,036	$(1,596)	$16,440
2024 Notes	575,000	(6,860)	568,140	575,000	(132,892)	442,108
2026 Notes	948,744	(9,611)	939,133	948,750	(242,911)	705,839
2025 Notes	1,518,000	(13,999)	1,504,001	1,518,000	(289,954)	1,228,046
2025 Accreting Notes	35,868	(361)	35,507	288,464	(21,654)	266,810
Total Debt			$3,049,475			$2,659,243
Short-term debt			$—			$—
Long-term debt			$3,049,475			$2,659,243
Revolving Credit Facility
On March 24, 2021, Wayfair and certain of its subsidiaries (together, the “Guarantors”) and Wayfair LLC, a wholly-owned subsidiary of Wayfair, as borrower (the “Borrower”), entered into a new credit agreement (the “Credit Agreement”) with the lending institutions from time-to-time parties thereto and Citibank, N.A., in its capacity as administrative agent, collateral agent, swingline lender and a letter of credit issuer. The Credit Agreement provides for a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). The Revolver replaced our previous $200 million senior secured revolving credit facility (the “Previous Revolver”), which was set to mature on February 21, 2022. Wayfair paid all amounts owed under the Previous Revolver and terminated all lending commitments thereunder. Debt issuance costs for the Revolver are included in other non-current assets and are amortized to interest expense over the Revolver’s term. As of September 30, 2021, there were no revolving loans outstanding under the Revolver.
Under the Credit Agreement, the Borrower may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had approximately $59.7 million outstanding letters of credit as of September 30, 2021, primarily as security for lease agreements, which reduced the availability of credit under the Revolver. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.
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
Revolver borrowings bear interest through maturity at a variable rate based upon, at the Borrower’s option, either the LIBOR rate or the base rate (which is the highest of (x) the prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate and (z) 1.00% in excess of the one-month LIBOR rate), plus, in each case an applicable margin. As of September 30, 2021, the applicable margin for LIBOR loans is 1.25% per annum and the applicable margin for base rate loans is 0.25% per annum. The applicable margin is subject to specified changes depending on Wayfair’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrower and the Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of their businesses. The Revolver also contains customary events of default, subject to thresholds and grace periods, including, among others, payment default, covenant default, cross default to other material indebtedness and judgment default. In addition, the Credit Agreement requires Wayfair to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. As of September 30, 2021, we were in compliance with all covenants.
Convertible Non-Accreting Notes
The following table summarizes certain terms related to our outstanding non-accreting convertible notes (collectively, the “Non-Accreting Notes” and together with the 2025 Accreting Notes, the “Notes”):

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
Wayfair will settle any conversions of the Non-Accreting Notes in cash, shares of Wayfair’s Class A common stock or a combination thereof, with the form of consideration determined at Wayfair’s election. The holders of the Non-Accreting Notes may convert all or a portion of the notes prior to certain conversion dates (the “Free Convertibility Date”) under the following circumstances (in each case, as applicable to each series of Non-Accreting Notes):
•during any calendar quarter (and only during such calendar quarter), if the last reported sale price of Wayfair’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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
•if Wayfair calls the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; and
•upon the occurrence of specified corporate events (as set forth in the applicable indenture).

On or after the applicable Free Convertibility Date until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, holders of the Non-Accreting Notes may convert their Non-Accreting Notes at any time.
The following Non-Accreting Notes are convertible during the calendar quarter ended December 31, 2021: the 2022 Notes, the 2024 Notes and the 2026 Notes. The 2025 Notes are not convertible during the fourth quarter of 2021.
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
Conversions of Notes
In the three months ended September 30, 2021, holders of the 2022 Notes and 2026 Notes converted $0.4 million of aggregate principal and received 3,934 shares of Wayfair’s Class A common stock. During the nine months ended September 30, 2021, holders of the 2022 Notes and 2026 Notes converted $15.3 million of aggregate principal and received 147,374 shares of Wayfair’s Class A common stock. During the nine months ended September 30, 2021, GHEP VII Aggregator, L.P. (“Great Hill”) converted $253.1 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair's Class A common stock. In aggregate, these conversions increased additional paid-in capital by $0.4 million and $265.2 million for the three and nine months ended September 30, 2021.

Interest Expense
The following tables present total interest expense recognized for the Notes for the three and nine months ended September 30, 2021 and 2020, which included the reversal of interest expense we recorded in 2020 for a portion of interest accretion for the 2025 Accreting Notes that was not realized in 2021:

	Three Months Ended September 30,
	2021			2020
Convertible Notes	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense
	(in thousands)
2022 Notes	$3	$5	$8	$224	$2,970	$3,194
2024 Notes	1,617	543	2,160	1,617	7,172	8,789
2026 Notes	2,372	478	2,850	2,372	8,759	11,131
2025 Notes	2,372	852	3,224	1,239	6,937	8,176
2025 Accreting Notes	225	25	250	3,310	2,632	5,942
Total	$6,589	$1,903	$8,492	$8,762	$28,470	$37,232

	Nine Months Ended September 30,
	2021			2020
Convertible Notes	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense
	(in thousands)
2022 Notes	$26	$42	$68	$1,033	$13,471	$14,504
2024 Notes	4,851	1,621	6,472	4,852	21,075	25,927
2026 Notes	6,984	1,561	8,545	7,063	25,912	32,975
2025 Notes	7,116	2,548	9,664	1,239	6,937	8,176
2025 Accreting Notes	(932)	101	(831)	6,502	4,317	10,819
Total	$18,045	$5,873	$23,918	$20,689	$71,712	$92,401
Fair Value of Notes
The estimated fair value of the 2022 Notes, 2024 Notes, 2026 Notes, 2025 Notes and 2025 Accreting Notes was $6.6 million, $1.3 billion, $1.8 billion, $1.5 billion and $126.4 million, respectively, as of September 30, 2021. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Cash and Cash Equivalents, Investments and Fair Value Measurements. The if-converted value of the 2022 Notes, 2024 Notes, 2026 Notes and 2025 Accreting Notes exceeded the principal value by $3.9 million, $687.2 million, $683.9 million and $90.5 million, respectively, as of September 30, 2021. The if-converted value of the 2025 Notes did not exceed the principal value as of September 30, 2021.
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
5. Commitments and Contingencies
Legal Matters
From time to time, Wayfair is involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, Wayfair does not currently believe that the outcome of any of these other legal matters will have a material adverse effect on Wayfair's results of operation or financial condition. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management's attention from important business matters and initiatives, negatively impacting Wayfair's overall operations. In addition, Wayfair may also find itself at greater risk to outside party claims as it increases its operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear.
On November 18, 2020, certain of our present and former directors, along with Great Hill Partners, L.P., Great Hill, Charlesbank Capital Partners, LLC and CBEP Investments, LLC (“Charlesbank”), were named as defendants in a shareholder derivative lawsuit filed in the Court of Chancery of the State of Delaware by the Equity-League Pension Trust Fund. Wayfair is named as a nominal defendant. The derivative complaint primarily alleges that the director defendants breached their fiduciary duties with respect to Wayfair’s issuance of the 2025 Accreting Notes, and further alleges that the non-director defendants were unjustly enriched on the basis of the issuance. The complaint asserts causes of action for breach of fiduciary duty and unjust enrichment and seeks disgorgement of proceeds received as a result of the issuance, other equitable relief and damages and attorneys’ fees and costs. On February 16, 2021, the named director defendants and Wayfair filed motions to dismiss the complaint with prejudice and Great Hill and Charlesbank each filed separate motions to dismiss the complaint. The motions were fully briefed as of May 11, 2021. Oral argument on the motions was held on August 23, 2021 and the parties are awaiting a decision from the court. At this time, based on available information regarding this litigation, we are unable to reasonably assess the ultimate outcome of this case or determine an estimate, or a range of estimates, of potential losses.

6. Stockholders’ Deficit
Preferred Stock
Wayfair authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of September 30, 2021, Wayfair had no shares of undesignated preferred stock issued or outstanding.
Common Stock
Wayfair authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 77,666,738 and 72,980,490 shares of Class A common stock and 26,563,761 and 26,564,234 shares of Class B common stock were outstanding as of September 30, 2021 and December 31, 2020. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the board of directors (the “Board”), in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since Wayfair's initial public offering through September 30, 2021, 55,474,653 shares of Class B common stock were converted to Class A common stock.
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700.0 million of Wayfair’s Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program”). There is no stated expiration for the share repurchase programs.Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
During the three months ended September 30, 2021, Wayfair did not repurchase any shares of Class A common stock. During the nine months ended September 30, 2021, Wayfair repurchased $300.2 million under the 2020 Repurchase Program at an average price of $305.43 per share of Class A common stock.
During the three and nine months ended September 30, 2020, Wayfair repurchased $280.2 million under authorized stock repurchase programs at an average price of $331.65 per share of Class A common stock.
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

The following table presents activity relating to stock options for the nine months ended September 30, 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	19,046	$2.99	0.5
Options exercised	(19,026)	$2.98
Options forfeited/canceled	(20)	$3.42
Outstanding and exercisable at September 30, 2021	—	$—	0
The intrinsic value of stock options exercised was $5.9 million and $4.4 million for the nine months ended September 30, 2021 and 2020.
The following table presents activity relating to RSUs for the nine months ended September 30, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	5,975,299	$134.03
RSUs granted	1,329,322	$304.15
RSUs vested	(2,011,898)	$122.34
RSUs forfeited/canceled	(800,851)	$153.21
Outstanding as of September 30, 2021	4,491,872	$186.30
The intrinsic value of RSUs vested was $583.7 million and $342.9 million for the nine months ended September 30, 2021 and 2020. The aggregate intrinsic value of RSUs unvested is $1.1 billion as of September 30, 2021. Unrecognized equity-based compensation expense related to RSUs expected to vest over time is $753.8 million with a weighted-average remaining vesting term of 1.2 years as of September 30, 2021.
8. Income Taxes
The provision (benefit) for income taxes, net recorded in the three and nine months ended September 30, 2021 is primarily related to income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, as well as related changes in our valuation allowance on deferred tax assets, offset by a discrete tax benefit related to excess tax benefits on equity awards for U.S. employees. Wayfair had no material unrecognized tax benefits as of September 30, 2021 and December 31, 2020.

9. (Loss) Earnings per Share
The following table presents the calculation of basic and diluted (loss) earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Numerator for basic EPS - Net (loss) income	$(78,021)	$173,166	$70,641	$161,178
Effect of dilutive securities:
Interest expense (income) associated with convertible debt instruments	—	9,136	(1,568)	—
Numerator for diluted EPS - net (loss) income available to common stockholders after the effect of dilutive securities	$(78,021)	$182,302	$69,073	$161,178
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	104,054	95,373	103,579	94,767
Effect of dilutive securities:
Employee stock options	—	24	6	32
Restricted stock units	—	4,123	2,785	3,222
Convertible debt instruments	—	9,680	230	—
Dilutive potential common shares	—	13,827	3,021	3,254
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	104,054	109,200	106,600	98,021
(Loss) Earnings per Share:
Basic	$(0.75)	$1.82	$0.68	$1.70
Diluted	$(0.75)	$1.67	$0.65	$1.64
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted (loss) earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Unvested restricted stock units	4,492	116	318	510
Shares related to convertible debt instruments	15,485	13,228	15,551	20,232
Total	19,977	13,344	15,869	20,742
Wayfair may settle conversions of the Non-Accreting Notes in cash, shares of Wayfair’s Class A common stock or any combination thereof at its election. Wayfair will settle conversions of the 2025 Accreting Notes in shares. The Capped Calls are generally expected to reduce the potential dilution of Wayfair's Class A common stock upon any conversion of the Notes and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Notes upon conversion of the Notes to the extent the market price per share of Wayfair’s Class A common stock is greater than the strike price of the Capped Calls (which corresponds to the initial conversion prices of the Non-Accreting Notes, subject to certain adjustments under the terms of the Capped Calls), with such reduction and/or offset capped at the Initial Cap Price. As of September 30, 2021, the number of shares of Wayfair's Class A common stock potentially issuable at the respective conversion prices of the 2022 Notes, 2024 Notes, 2026 Notes, 2025 Notes and 2025 Accreting Notes is 25,985 shares, 4,939,825 shares, 6,389,696 shares, 3,638,950 shares and 494,733 shares. Under the Capped Calls outstanding as of September 30, 2021, the maximum cash value obtainable of the 2022 Capped Calls, 2024 Capped Calls, 2026 Capped Calls and 2025 Capped Calls, if exercised at maturity, is $207.6 million, $509.9 million, $841.3 million and $1.3 billion.
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
Wayfair's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net (loss) income before depreciation and amortization, equity-based compensation and related taxes, interest expense, net, other income (expense), net, provision (benefit) for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. These charges are excluded from evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance.
Wayfair allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, as well as interest expense, net, other income (expense), net, and provision (benefit) for income taxes, net. There are no net revenue transactions between Wayfair's reportable segments.
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

The following tables present net revenues and Adjusted EBITDA attributable to Wayfair's reportable segments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
U.S. net revenue	$2,594,964	$3,274,872	$8,513,807	$8,901,559
International net revenue	526,119	564,698	1,942,420	1,572,746
Total net revenue	$3,121,083	$3,839,570	$10,456,227	$10,474,305

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Adjusted EBITDA:
U.S.	$167,091	$377,007	$716,887	$766,486
International	(66,040)	(5,895)	(99,229)	(82,838)
Total reportable segments Adjusted EBITDA	101,051	371,112	617,658	683,648
Less: reconciling items (1)	(179,072)	(197,946)	(547,017)	(522,470)
Net (loss) income	$(78,021)	$173,166	$70,641	$161,178

(1) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net (loss) income:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Depreciation and amortization	$81,917	$72,575	$240,154	$208,532
Equity-based compensation and related taxes	88,932	76,683	263,541	211,376
Interest expense, net	8,406	36,315	23,620	87,472
Other (income) expense, net	(3,889)	13,584	1,657	10,720
Provision (benefit) for income taxes, net	3,706	(1,211)	5,833	414
Other (a)	—	—	12,212	3,956
Total reconciling items	$179,072	$197,946	$547,017	$522,470
(a) In the nine months ended September 30, 2021, we recorded $12.2 million of customer service center impairment and other charges related to our plan to consolidate customer service centers. During the nine months ended September 30, 2020, we recorded $4.0 million in selling, operations, technology, general and administrative expenses for severance costs associated with February 2020 workforce reductions.

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments and the impact of the evolving coronavirus (COVID-19) outbreak and our response to it, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions.
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
•economic factors, such as interest rates, significant inflation, the housing market, labor market developments, currency exchange fluctuations and changes in customer spending;
•disruptions, capacity constraints or inefficiencies in our supply chain or logistics network, including any impact of the evolving COVID-19 outbreak on our suppliers and third-party carriers and delivery agents;
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
COVID-19 Outbreak
The situation surrounding the evolving COVID-19 outbreak continues to remain fluid and the full extent of the positive or negative impact of the COVID-19 outbreak on our business will depend on certain developments including the length of time that the outbreak and global health crisis continues, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, partners, and stockholders, all of which are uncertain and cannot be predicted. See Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers. As a result, we continued to develop and implement health, safety, employment and operational protocols in order to mitigate the impact of the COVID-19 outbreak (including new variants) on our employees and our business, including social distancing and enhanced cleaning measures and COVID-19 testing in our facilities, emergency paid time off and targeted hourly pay increases and no contact delivery methods.
The status, impact and severity of the COVID-19 outbreak varies by geography and authorities across the world have implemented various measures to slow or contain the spread, some of which have been subsequently rescinded or modified, including travel bans, stay-at-home orders and shutdowns of certain businesses. We anticipate that these actions and the global health crisis caused by the COVID-19 outbreak, including any resurgences and the emergence of new variants, will continue to negatively impact global economic activity. While the COVID-19 outbreak has not had a material adverse impact on our operations to date and we believe the long-term opportunity that we see for shopping for the home online remains unchanged, it is difficult to predict all of the positive or negative impacts the COVID-19 outbreak, including any resurgences and the emergence of new variants, will have on our business in the short- and long-term.
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
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except LTM Net Revenue per Active Customer, Average Order Value and per share data)
Key Financial Statement Metrics:
Net revenue	$3,121,083	$3,839,570	$10,456,227	$10,474,305
Gross profit	$882,728	$1,147,428	$3,013,815	$3,047,581
(Loss) income from operations	$(69,798)	$221,854	$101,751	$259,784
Net (loss) income	$(78,021)	$173,166	$70,641	$161,178
(Loss) earnings per share:
Basic	$(0.75)	$1.82	$0.68	$1.70
Diluted	$(0.75)	$1.67	$0.65	$1.64
Net cash (for) from operating activities	$(130,848)	$331,027	$321,187	$1,209,988
Key Operating Metrics:
Active customers (1)	29,213	28,783	29,213	28,783
LTM net revenue per active customer (2)	$484	$451	$484	$451
Orders delivered (3)	11,016	15,758	39,597	44,526
Average order value (4)	$283	$243	$264	$235
Non-GAAP Financial Measures:
Adjusted EBITDA	$101,051	$371,112	$617,658	$683,648
Free Cash Flow	$(203,167)	$255,028	$114,960	$954,007
Adjusted Diluted Earnings per Share (5)	$0.14	$2.30	$3.08	$3.77
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
(5) Adjusted Diluted Earnings per Share reflects our January 1, 2021 adoption of ASU 2020-06, further discussed in Note 1, Summary of Significant Accounting Policies, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. Prior periods have not been restated. Under legacy accounting, Adjusted Diluted Earnings per Share for the three and nine months ended September 30, 2021 would have been $(0.14) and $2.30.
Results of Consolidated Operations
Comparison of the three months ended September 30, 2021 and 2020
Net revenue
In the three months ended September 30, 2021, net revenue decreased by $718.5 million, or 18.7%, compared to the same period in 2020, which reflects some normalization in consumer behavior as we anniversary the height of the impact of the COVID-19 outbreak in the same prior year period. The decrease in net revenue was driven by lower orders, partially offset by higher average order values. Our U.S. net revenue decreased 20.8% and International net revenue decreased 6.8% in the third quarter of 2021, as compared to the same period in 2020. International Net Revenue Constant Currency Growth (see “Non-GAAP Measures”) for the three months ended September 30, 2021 was (12.1)%.

	Three months ended September 30,
	2021	2020	% Change
	(in thousands)
U.S. net revenue	$2,594,964	$3,274,872	(20.8)%
International net revenue	526,119	564,698	(6.8)%
Net revenue	$3,121,083	$3,839,570	(18.7)%
For more information on our segments, see Note 10 to the unaudited consolidated and condensed financial statements, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. In the three months ended September 30, 2021, cost of goods sold decreased by $453.8 million, or 16.9%, as compared to the same period in 2020.
The decrease in cost of goods sold is primarily driven by a decrease in the number of orders delivered. The increase in cost of goods sold as a percentage of net revenue is in part due to lower operational efficiencies relative to the same period in 2020 and changes in our product mix.

	Three months ended September 30,
	2021	2020	% Change
	(in thousands)
Cost of goods sold	$2,238,355	$2,692,142	(16.9)%
As a percentage of net revenue	71.7%	70.1%

Operating expenses
Operating expenses are comprised of customer service and merchant fees, advertising and selling, operations, technology, general and administrative expenses. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Three months ended September 30,
	2021	2020	% Change
	(in thousands)
Customer service and merchant fees (1)	$139,931	$139,589	0.2%
Advertising	315,024	344,025	(8.4)%
Selling, operations, technology, general and administrative (1)	497,571	441,960	12.6%
Total operating expenses	$952,526	$925,574	2.9%
As a percentage of net revenue:
Customer service and merchant fees (1)	4.5%	3.6%
Advertising	10.1%	9.0%
Selling, operations, technology, general and administrative (1)	15.9%	11.5%
	30.5%	24.1%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended September 30,
	2021	2020
	(in thousands)
Customer service and merchant fees	$6,879	$4,477
Selling, operations, technology, general and administrative	$79,200	$69,361
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $12.2 million in the three months ended September 30, 2021, compared to the same period in 2020, as a result of RSUs awarded in 2020 and the nine months ended September 30, 2021.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended September 30,
	2021	2020
Customer service and merchant fees	4.3%	3.5%
Selling, operations, technology, general and administrative	13.4%	9.7%
Customer Service and Merchant Fees
Excluding the impact of equity-based compensation and related taxes, our expenses for customer service and merchant fees decreased by $2.1 million in three months ended September 30, 2021, as compared to the same period in 2020, primarily due to the decrease in net revenue during the three months ended September 30, 2021. Customer service and merchant fees, both total expense and as a percentage of net revenue, increased in the third quarter of 2021 as compared to the same period last year, primarily due to increased compensation costs and a decrease in net revenue.
Advertising
Our advertising expenses decreased by $29.0 million in the three months ended September 30, 2021, as compared to the same period in 2020, which reflects our response to changing market conditions as we sought to maintain our efficiency targets across various channels. As a percentage of net revenue, advertising expenses increased 1.1% in the three months ended September 30, 2021, as compared to the same period in 2020, primarily attributable to the decrease in net revenue.

Selling, operations, technology, general and administrative
Excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities increased by $45.8 million in three months ended September 30, 2021, as compared to the same period in 2020, primarily attributable to an increase in information technology, depreciation and amortization, and personnel costs. As a percentage of net revenue, total selling, operations, technology, general and administrative expenses increased to 15.9% in three months ended September 30, 2021, as compared to 11.5% in the same period in 2020, primarily due to the decrease in net revenue.
Interest expense, net

Our interest expense, net decreased by $27.9 million in the three months ended September 30, 2021, as compared to the same period in 2020, primarily attributable to the adoption of ASU 2020-06 on January 1, 2021.

	Three months ended September 30,
	2021	2020	% Change
	(in thousands)
Interest expense, net	$(8,406)	$(36,315)	(76.9)%
Other income (expense), net
We generated other income, net in the three months ended September 30, 2021 of $3.9 million, primarily as a result of the fair value adjustment of our warrants of $1.8 million and unrealized gains from foreign currency transactions of $2.7 million. We incurred other expense, net of $13.6 million in the three months ended September 30, 2020, primarily attributable to the $12.6 million loss for the extinguishment of debt for a portion of the 2022 Notes.

	Three months ended September 30,
	2021	2020	% Change
	(in thousands)
Other income (expense), net	$3,889	$(13,584)	(128.6)%
Provision (benefit) for income taxes, net
Our provision (benefit) for income taxes, net increased by $4.9 million in the three months ended September 30, 2021, as compared to the same period in 2020, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, partially offset by the recognition of a lower discrete tax benefit due to excess tax benefits on equity awards for U.S. employees.

	Three months ended September 30,
	2021	2020	% Change
	(in thousands)
Provision (benefit) for income taxes, net	$3,706	$(1,211)	(406.0)%

Comparison of the nine months ended September 30, 2021 and 2020
Net revenue
In the nine months ended September 30, 2021, net revenue decreased by $18.1 million, or 0.2%, as compared to the same period in 2020, which reflects some normalization in consumer behavior as we anniversary the height of the impact of the COVID-19 outbreak in the same prior year period. The decrease in net revenue was driven by lower orders, partially offset by higher average order values. Our U.S. net revenue decreased 4.4%, while our International net revenue increased 23.5% in the nine months ended September 30, 2021, as compared to same period in 2020. International Net Revenue Constant Currency Growth (see “Non-GAAP Measures” below) for the nine months ended September 30, 2021 was 13.4%.

	Nine months ended September 30,
	2021	2020	% Change
	(in thousands)
U.S. net revenue	$8,513,807	$8,901,559	(4.4)%
International net revenue	1,942,420	1,572,746	23.5%
Net revenue	$10,456,227	$10,474,305	(0.2)%
For more information on our segments, see Note 10 to the unaudited consolidated and condensed financial statements, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. In the nine months ended September 30, 2021, cost of goods sold increased by $15.7 million, or 0.2%, as compared to the same period in 2020.
The increase in cost of goods sold on an absolute basis and as a percentage of net revenue is in part due to lower operational efficiencies relative to the same period in 2020 and changes in our product mix.

	Nine months ended September 30,
	2021	2020	% Change
	(in thousands)
Cost of goods sold	$7,442,412	$7,426,724	0.2%
As a percentage of net revenue	71.2%	70.9%

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

	Nine months ended September 30,
	2021	2020	% Change
	(in thousands)
Customer service and merchant fees (1)	$431,802	$372,825	15.8%
Advertising	1,032,662	1,037,562	(0.5)%
Selling, operations, technology, general and administrative (1)	1,435,388	1,377,410	4.2%
Customer service center impairment and other charges	12,212	—	—
Total operating expenses	$2,912,064	$2,787,797	4.5%
As a percentage of net revenue:
Customer service and merchant fees (1)	4.1%	3.6%
Advertising	9.9%	9.9%
Selling, operations, technology, general and administrative (1)	13.7%	13.2%
Customer service center impairment and other charges	0.1%	—%
	27.8%	26.7%
(1) Includes equity-based compensation and related taxes as follows:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Customer service and merchant fees	$18,974	$10,909
Selling, operations, technology, general and administrative	$235,623	$193,541
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $50.1 million in the nine months ended September 30, 2021, as compared to the same period in 2020, as a result of RSUs awarded in 2020 and the nine months ended September 30, 2021.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Nine months ended September 30,
	2021	2020
Customer service and merchant fees	3.9%	3.5%
Selling, operations, technology, general and administrative	11.5%	11.3%
Customer Service and Merchant Fees
Expenses for customer service and merchant fees, including and excluding the impact of equity-based compensation and related taxes and as a percentage of net revenues, increased in the nine months ended September 30, 2021, as compared to the same period in 2020, due to increased compensation costs and a decrease in net revenue.
Advertising
Our advertising expenses decreased by $4.9 million in the nine months ended September 30, 2021, as compared to the same period in 2020, which reflects our response to changing market conditions as we sought to maintain our efficiency targets across various channels. As a percentage of net revenue, advertising expenses remained constant at 9.9% for the nine months ended September 30, 2021 and 2020, as we aimed to deploy advertising dollars within our efficiency parameters.

Selling, operations, technology, general and administrative
Excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities increased by $15.9 million in the nine months ended September 30, 2021, compared to the same period in 2020, primarily attributable to an increase in information technology and depreciation and amortization, partially offset by a decrease in personnel costs. As a percentage of net revenue, total selling, operations, technology, general and administrative expenses increased to 13.7% in the nine months ended September 30, 2021, as compared to 13.2% in the same period in 2020, primarily due to the decrease in net revenue.
Customer service center impairment and other charges
During the nine months ended September 30, 2021, we enacted a plan to consolidate certain customer service centers in identified U.S. locations. As a result, we recorded a charge of $12.2 million during the nine months ended September 30, 2021, which included $6.3 million for the non-cash impairment of ROU assets, $5.0 million for the non-cash accelerated depreciation of fixed assets and the remainder for other items.
Interest expense, net

Our interest expense, net decreased by $63.9 million in the nine months ended September 30, 2021, as compared to the same period in 2020, primarily attributable to the adoption of ASU 2020-06 on January 1, 2021, as well as a reversal of interest expense we recorded in 2020 for a portion of paid in kind interest accretion for the 2025 Accreting Notes that was not realized in 2021.

	Nine months ended September 30,
	2021	2020	% Change
	(in thousands)
Interest expense, net	$(23,620)	$(87,472)	(73.0)%
Other expense, net
We incurred other expense, net in the nine months ended September 30, 2021 of $1.7 million, primarily as a result of our foreign currency revaluation losses of $3.4 million, partially offset by the fair value adjustment of our warrants of $1.8 million. We incurred $10.7 million other expense, net in the nine months ended September 30, 2020, primarily attributable to the $12.6 million loss for the extinguishment of debt for a portion of the 2022 Notes.

	Nine months ended September 30,
	2021	2020	% Change
	(in thousands)
Other expense, net	$(1,657)	$(10,720)	(84.5)%
Provision for income taxes, net
Our provision for income taxes, net increased by $5.4 million in the nine months ended September 30, 2021, as compared to the same period in 2020, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, partially offset by the recognition of a lower discrete tax benefit related to excess tax benefits on equity awards for U.S. employees.

	Nine months ended September 30,
	2021	2020	% Change
	(in thousands)
Provision for income taxes, net	$5,833	$414	1,308.9%

Liquidity and Capital Resources
 Sources of Liquidity
At September 30, 2021, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $2.4 billion. In addition, on March 24, 2021, Wayfair and certain of its subsidiaries entered a new credit agreement and $600.0 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). The Revolver replaced our previous $200.0 million senior secured revolving credit facility, which was set to mature on February 21, 2022. Wayfair had outstanding letters of credit, primarily as security for certain lease agreements, for approximately $59.7 million as of September 30, 2021, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$1,864,821	$2,129,440
Short-term investments	$528,392	$461,698
Working capital	$924,701	$880,208
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
As of September 30, 2021, we had $3.1 billion of indebtedness outstanding. The conditional conversion features of the 2022 Notes, 2024 Notes and 2026 Notes were triggered during the third quarter of 2021, and the 2022 Notes, 2024 Notes and 2026 Notes therefore became convertible in the fourth quarter of 2021 pursuant to the applicable last reported sales price conditions. The conditional conversion feature of the 2025 Notes was not triggered during the third quarter of 2021, and the 2025 Notes are therefore not convertible in the fourth quarter of 2021 pursuant to the applicable last reported sales price condition. The 2025 Accreting Notes are convertible at any time prior to the second business day immediately preceding the maturity date. In the three months ended September 30, 2021, holders of the 2022 Notes and 2026 Notes converted $0.4 million of aggregate principal and received 3,934 shares of Wayfair’s Class A common stock. During the nine months ended September 30, 2021, holders of the 2022 Notes and 2026 Notes converted $15.3 million of aggregate principal and received 147,374 shares of Wayfair’s Class A common stock. During the nine months ended September 30, 2021, Great Hill converted $253.1 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair's Class A common stock.
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
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. For information regarding our credit agreement and convertible notes, see Note 4, Debt and Other Financing, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. We do not expect any of these restrictions to affect our ability to conduct our business in the ordinary course. During the third quarter of 2021, we were in compliance with all the terms and conditions of our debt agreements.
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700.0 million of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program” together with the 2020 Repurchase Program, the “Repurchase Programs”). Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
The Repurchase Programs do not obligate Wayfair to purchase any shares of Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by Wayfair in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of September 30, 2021, Wayfair has repurchased 1,806,318 shares of Class A common stock for approximately $537.4 million under authorized share repurchase programs.
 Trends and Historical Cash Flows

	Nine months ended September 30,
	2021	2020
	(in thousands)
Net income	$70,641	$161,178
Cash flows from operating activities	$321,187	$1,209,988
Net cash (for) from investing activities	$(274,644)	$190,211
Net cash (for) from financing activities	$(302,656)	$452,529
Operating Activities
Cash flows in connection with operating activities consisted of net income adjusted for certain non-cash items including depreciation and amortization, equity-based compensation, loss on impairment and certain other non-cash expenses, as well as the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net income.
Cash from operating activities in the nine months ended September 30, 2021 decreased by $888.8 million compared to the same period in 2020 primarily due to the decrease in cash from operating assets and liabilities of $800.0 million, decrease in net income of $90.5 million, decrease in amortization of discount and issuance costs related to our convertible notes of $72.4 million, and decrease in other non-cash items of $9.6 million, partially offset by the increase in equity-based compensation of $39.9 million, increase in depreciation and amortization expense of $31.6 million and loss on impairment of $12.2 million.
 Investing Activities
Cash for investing activities in the nine months ended September 30, 2021 decreased by $464.9 million compared to the same period in 2020 due to the increase in purchases of short- and long-term investments of $754.7 million and increase in site and software development costs of $19.0 million, partially offset by the increase in sales and maturities of short- and long-term investments of $234.8 million, decrease in purchases of property and equipment of $68.7 million and increase in other investing activities of $5.3 million. Purchases of property and equipment and site and software development costs (collectively “Capital Expenditures”) were 2.3% of net revenue for the quarter ended September 30, 2021 and primarily related to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments in our proprietary technology and operational platform. On an absolute dollar basis, we expect Capital Expenditures for the fourth quarter of 2021 to be within a range of $65.0 million and $75.0 million as we continue to expand our technology and logistics network.
Financing Activities
Cash for financing activities in the nine months ended September 30, 2021 was $302.7 million primarily due to the repurchase of Class A common stock under authorized share repurchase programs in the period. This compared to $452.5 million of cash from financing activities in the nine months ended September 30, 2020, primarily due to the $2.0 billion of proceeds from the issuance of convertible notes, net of issuance costs and $0.4 million of other financing activities, partially offset by an aggregate payment of $1.0 billion to partially extinguish convertible debt, $255.0 million of premiums paid for capped call confirmations and the repurchase of Class A common stock of $280.2 million during the period.
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
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as net (loss) income before depreciation and amortization, equity-based compensation and related taxes, interest expense, net, other income (expense), net, provision (benefit) for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.
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

The following table reflects the reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Reconciliation of Adjusted EBITDA
Net (loss) income	$(78,021)	$173,166	$70,641	$161,178
Depreciation and amortization	81,917	72,575	240,154	208,532
Equity-based compensation and related taxes	88,932	76,683	263,541	211,376
Interest expense, net	8,406	36,315	23,620	87,472
Other (income) expense, net	(3,889)	13,584	1,657	10,720
Provision (benefit) for income taxes, net	3,706	(1,211)	5,833	414
Other (1)	—	—	12,212	3,956
Adjusted EBITDA	$101,051	$371,112	$617,658	$683,648
(1) In the nine months ended September 30, 2021, we recorded $12.2 million of customer service center impairment and other charges related to our plan to consolidate customer service centers. During the nine months ended September 30, 2020, we recorded $4.0 million in selling, operations, technology, general and administrative expenses for severance costs associated with February 2020 workforce reductions.
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
The following table presents a reconciliation of net cash from or for operating activities to Free Cash Flow for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net cash (for) from operating activities	$(130,848)	$331,027	$321,187	$1,209,988
Purchase of property and equipment	(28,521)	(41,493)	(77,593)	(146,303)
Site and software development costs	(43,798)	(34,506)	(128,634)	(109,678)
Free Cash Flow	$(203,167)	$255,028	$114,960	$954,007
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
Adjusted Diluted Earnings per Share
To provide investors with additional information regarding our financial results, we have disclosed in this Quarterly Report on Form 10-Q Adjusted Diluted Earnings per Share, a non-GAAP financial measure that we calculate as net (loss) income plus equity-based compensation and related taxes, provision (benefit) for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method divided by the weighted-average number of shares of common stock used in the computation of diluted (loss) earnings per share. Accordingly, we believe that these adjustments to our adjusted diluted net (loss) income before calculating per share amounts for all periods presented provides a more meaningful comparison between our operating results from period to period.

Adjusted Diluted Earnings per Share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted Diluted Earnings per Share, by its nature, excludes equity-based compensation and related taxes, provision (benefit) for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method. Because of these limitations, you should consider Adjusted Diluted Earnings per Share alongside other financial performance measures.

A reconciliation of the numerator and denominator for diluted (loss) earnings per share, the most directly comparable GAAP financial measure, and the numerator and denominator for Adjusted Diluted Earnings per Share, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(78,021)	$173,166	$70,641	$161,178
Effect of dilutive securities:
Interest expense (income) associated with convertible debt instruments	—	9,136	(1,568)	—
Numerator for diluted EPS - net (loss) income available to common stockholders after the effect of dilutive securities	(78,021)	182,302	69,073	161,178
Adjustments to net (loss) income:
Interest expense associated with convertible debt instruments	—	19,919	25,483	10,819
Equity-based compensation and related taxes	88,932	76,683	263,541	211,376
Provision (benefit) for income taxes, net	3,706	(1,211)	5,833	414
Other	—	—	12,212	3,956
Numerator for Adjusted Diluted EPS - Adjusted net income	$14,617	$277,693	$376,142	$387,743
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	104,054	95,373	103,579	94,767
Effect of dilutive securities:
Employee stock options	—	24	6	32
Restricted stock units	—	4,123	2,785	3,222
Convertible debt instruments	—	9,680	230	—
Dilutive potential common shares	—	13,827	3,021	3,254
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	104,054	109,200	106,600	98,021
Adjustments to effect of dilutive securities:
Restricted stock units	2,011	—	—	—
Convertible debt instruments	—	11,330	15,551	4,740
Denominator for Adjusted Diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	106,065	120,530	122,151	102,761
Diluted (Loss) Earnings per Share	$(0.75)	$1.67	$0.65	$1.64
Adjusted Diluted Earnings per Share	$0.14	$2.30	$3.08	$3.77
New Accounting Pronouncements
The information called for by this section is incorporated herein by reference to Note 1, Summary of Significant Accounting Policies, of the unaudited consolidated and condensed financial statements.
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
See Note 6, Stockholders’ Deficit, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q for information regarding our authorized share repurchase programs. As of September 30, 2021, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.2 billion. There were no repurchases made during the three months ended September 30, 2021.

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

WAYFAIR INC.

Date: November 4, 2021	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial and Accounting Officer)