Form 10-K
period 2021-12-31
Wayfair Inc.
filed 2022-02-24
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021 computed by reference to the closing sale price of $315.71 per share as reported on the New York Stock Exchange on that date was $23.7 billion.

Class	Outstanding at February 14, 2022
Class A Common Stock, $0.001 par value per share	79,395,944
Class B Common Stock, $0.001 par value per share	25,691,729
DOCUMENTS INCORPORATED BY REFERENCE
1

Certain sections of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.
2

Wayfair Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed more fully below and include, but are not limited to, risks related to:
Risks Related to the novel coronavirus ("COVID-19") Pandemic
•The ongoing global COVID-19 pandemic and any future pandemics or other public health emergencies, could materially affect our operations, liquidity, financial condition and operating results.
Risks Related to Our Business and Industry
•Our recent growth rates may not be sustainable or indicative of our future growth.
•If we fail to manage our growth effectively, our business, financial condition and operating results could be harmed.
•If we fail to acquire new customers or retain existing customers, or fail to do so in a cost-effective manner, our business financial condition and operating results could be harmed.
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
•Our efforts to expand our business into new brands, channels, products, services, technologies, and geographic regions will subject us to additional business, legal, financial and competitive risks and may not be successful.
•Expansion of our international operations will require management attention and resources, involves additional risks and may be unsuccessful, which could harm our future business development and existing domestic operations.
•We have had a history of losses and we may be unable to achieve or sustain profitability and positive cash flow in the future as we continue to expand our business.
•We depend on our relationships with third parties, including our suppliers and logistics carriers, and changes in our relationships with these parties could adversely impact our net revenue and profits.
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
Through our e-commerce platform, we offer customers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over thirty-three million products from over 23,000 suppliers. We are focused on bringing our customers an experience that is at the forefront of shopping for the home online. Wayfair customers span a wide range of demographics, with annual household income ranging from $25,000 to $250,000, and also include business professionals. Because each of our customers has a different taste, style, purchasing goal and budget when shopping for her home, we have built one of the largest online selections of furniture, décor, housewares and home improvement products. We are able to offer this vast selection of products because we hold minimal inventory. We specialize in the home category and this has enabled us to build a shopping experience and logistics infrastructure that is tailored to the unique characteristics of our market.
The delivery experience and overall customer service we offer our shoppers are central to our business. The majority of our products are shipped to customers directly from our suppliers with an increasing proportion flowing through our own logistics network. We have invested considerably in our logistics network and leverage these capabilities to improve the experience for both customers and suppliers. This network consists of CastleGate and the Wayfair Delivery Network (“WDN”). We also offer inbound services via CastleGate Forwarding (“CGF”). Our CastleGate facilities enable suppliers to forward-position their inventory in our warehouses, allowing us to offer faster delivery. Through WDN, we can directly manage large parcel deliveries via consolidation centers, cross docks and last mile delivery facilities, which, alongside CastleGate, enables us to speed up deliveries, decrease our reliance on third parties and undertake efforts to reduce damage. Our CGF services allow our suppliers to unlock efficiencies on inbound logistics, including through Asia-based product consolidation and port-to-door freight forwarding solutions. We believe these investments in logistics capabilities result in an enhanced experience for our customers and suppliers. In addition to logistics, we offer a range of supplemental media and merchandising services in support of a seamless selling experience for suppliers. We also believe providing superior customer service is key to delighting our customers. Our customer service locations are staffed with over 4,900 highly-trained sales and service employees located in the United States (“U.S.”) and Europe.
Segments
Our operating and reportable segments are the U.S. and International, which includes our businesses in Canada, the United Kingdom and Germany. See Note 13 to the consolidated financial statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Net revenue of the U.S. segment represented 82% of consolidated net revenue for the year ended December 31, 2021.
Our Industry
The home goods market is large and characterized by specific consumer trends, structural challenges and market dynamics that are shaping the future of our industry.
Addressable Market Size and Growth
We estimate today the annual U.S. market for home goods is approximately $460 billion, of which approximately 20% is sold online by our estimates. According to data released by the U.S. Census Bureau, there are approximately 98 million households in the U.S. with annual incomes between $25,000 and $250,000. Moreover, we believe there are nearly 200 million individuals between the ages of 20 and 64 in the U.S., many of whom are accustomed to purchasing goods online. As younger generations age, start new families and move into new homes, we expect online sales of home goods to increase. In addition, we believe the online home goods market will further grow as older generations of consumers become increasingly comfortable purchasing online. Including our presence in Canada and Western Europe, we believe our total addressable market is more than $800 billion.

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
When shopping for the home, consumers desire uniqueness, which requires vast selection. In the market for home goods, consumers with different tastes, styles, purchasing goals and budgets require a broad selection of products and choices. Traditional brick and mortar home goods retailers must balance scale of selection with the challenges of high inventory carrying costs and limited showroom and storage space - as a result, to browse a vast selection of products, consumers must shop multiple stores. Other e-commerce retailers that sell home goods typically focus their shopping experiences around keyword search, instead of a browse-oriented journey that encourages discovery. We believe the lack of an easy-to-browse, one-stop shopping experience with massive selection has led to dissatisfaction with home goods shopping both online and off.
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
Our Solution - Key Benefits for Our Customers
We offer broad selection and choice. We have one of the largest online selections of furniture, décor, housewares and home improvement products, with over thirty-three million products from over 23,000 suppliers. We have built a portfolio of over 120 house brands, which offer a curated brand experience, making it easier for customers to discover styles, products and price points that appeal to them.
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
We give customers inspirational content and an engaging shopping journey. To inspire customers, we produce beautiful imagery and highly-tailored editorial content both in house and through third parties. We use personalization to create a more engaging consumer experience and we allow customers to create looks they love with tools such as our Room Ideas. More than half of the traffic coming to Wayfair.com is from mobile devices and our investment in mobile allows us to deliver value, convenience and inspiration to consumers anytime and anywhere. Our mobile app also offers customers a powerful way to shop for their home from their home using our "View in Room 3D" augmented reality tool.
We support our customers' shopping journey from start to finish through everything from financing solutions to customer support. Our private label and co-branded credit cards build loyalty and encourage repeat shopping with cash back rewards. Superior customer service is a core part of the experience we offer shoppers. Our customer service organization has over 4,900 employees who help consumers navigate our sites, answer questions and complete orders, as well as specialists focused on specific product classes. This team helps us build trust with consumers, build our brand awareness, enhance our reputation and drive sales.
Our Solution - Key Benefits for Our Suppliers
We give suppliers cost-effective access to our large customer base. We sell products from over 23,000 suppliers, many of which are small, family-run operations without well-known product brands and without easy retail access to a large customer base. We provide our suppliers with access to our large customer base, with 27.3 million active customers over the last twelve months, enabling them to increase their sales and access the growing e-commerce market.
Suppliers can leverage our technological expertise to enhance their success on our platform. Our technology platform is designed to allow suppliers to easily provide us with their full product selection and to highlight selected products for customers on our sites. We offer our suppliers a view of our demand and inventory needs via powerful data and analytics. Suppliers are also able to enhance their media and merchandising by using additional services provided by Wayfair, including through sponsored content and 3D image creation. We believe many of our suppliers have increased their sales through our technology platform, which has strengthened their loyalty to us.
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
Wayfair - Everything home — for a space that's all you.
Joss & Main - The ultimate style edit for home.
AllModern - All of modern, made simple.
Birch Lane - A fresh take on the classics.
Perigold - An undiscovered world of luxury design.
Wayfair represents a significant majority of our net revenue and is currently the only one of our sites that also operates internationally, operating as Wayfair.ca in Canada, Wayfair.co.uk in the United Kingdom and Wayfair.de in Germany.
On our sites, we also feature certain products under our house brands, such as Three Posts® and Mercury Row®. Through these house brands, which feature curated selections refined by style and price point, we help our customers navigate our vast product assortment to find items that uniquely match their needs.
"Direct Retail" sales include net revenue from customers generated through the family of sites and stores described above.
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
Much of the underlying infrastructure for storefront, operations and advertising technology is common across all of our sites and countries. While we continue to rely on a hybrid data infrastructure, we have transitioned most of our data storage and processing systems from our physical data centers to a cloud-based solution. Our physical data centers are highly secure, with wide geographic distribution and engineering resources to support high availability. These systems are monitored 24x7 by our network operations center for performance and security.
Marketing
Our marketing efforts bring new and repeat customers to our sites. Our paid advertising efforts consist primarily of online channels, including search engine marketing, display advertising and paid social media, and to a lesser extent direct mail and television advertisements. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile "push" notifications and email. Upon acquiring a customer or a potential customer's email address, we seek to increase their engagement with our sites and drive repeat purchases. This effort to increase engagement and repeat purchasing is driven by all of our marketing tools, including personalized email marketing efforts and customer retargeting. We rigorously manage our paid marketing efforts towards the goal that each new spending initiative is cost-effective with a measurable return on investment within a designated period of time.
Logistics
Our logistics network was built specifically for the home category, where items can be bulky, heavy and prone to damage. Historically, our primary method of fulfillment was a drop-ship network where integration into our suppliers' back-end technology infrastructure allowed us to process an order and send the information directly to a supplier's warehouse. We would then arrange for shipment from the loading dock of the supplier's warehouse to the customer's home. Depending on the size of the package, the delivery would be made either through carriers such as FedEx, UPS, DHL, the U.S. Postal Service or third-party line haul trucking companies and third-party last mile home delivery agents. Today, many of our customer orders are being shipped from our CastleGate warehouses. This is facilitated by our CGF services, offering inbound freight, drayage and ocean services for suppliers sending products from Asia with direct delivery to CastleGate locations. The majority of large parcel items are delivered to the customer through our WDN, which includes consolidation centers, cross docks and last mile delivery facilities. For smaller items, we partner with carriers to handle the delivery to the customer. We believe that our proprietary logistics network will help drive incremental sales by delighting our customers with faster delivery times and a better home delivery experience. Over time we believe this network will also lower our costs per order by reducing damage rates and leveraging economies of scale in transportation.
Customer Service
Our customer service team consists of over 4,900 highly-trained sales and service employees located across the U.S. and Europe who are available to help our customers with sales and service via phone, email or online chat. Because we view superior customer service as one of our key values, our sales and service employees receive extensive training as well as competitive compensation and benefit packages. The team consists of generalists as well as specialists who have deeper expertise and training in select areas of our catalog, such as lighting, flooring and upholstery.
Our Growth Strategy
Our goal is to further increase our leadership in the home goods market by pursuing the following key strategies:
•continue building our brands by delighting our customers;
•increase repeat purchases from existing customers and acquire new customers;
•invest in technology to further improve our customer and supplier experiences;
•grow certain categories where we under-index the broader home goods market today;
•increase delivery speed and improve the delivery experience for our customers through the continued build-out of our proprietary logistics network;
•continue to expand internationally;
•continue to execute our omni-channel strategy with the launch of physical retail stores across our family of brands; and
•opportunistically pursue strategic acquisitions.
Competition
The market for online home goods and furniture is highly competitive, fragmented and rapidly changing. While we are primarily focused on the mass market, we compete across all segments of the home goods market. Our competition includes furniture stores, big box retailers, department stores, specialty retailers and online retailers and marketplaces in the U.S., Canada, the United Kingdom and Germany, including:
•Furniture Stores: American Freight, Ashley Furniture, Bob's Discount Furniture, Havertys, Raymour & Flanigan and Rooms To Go;
•Big Box Retailers: Bed Bath & Beyond, Home Depot, IKEA, Lowe's, Target and Walmart;

•Department Stores: JCPenney, Macy's and Neiman Marcus;
•Specialty Retailers: Arhaus, At Home, Container Store, Crate and Barrel, Design Within Reach, Ethan Allen, Floor & Decor, LL Flooring, Mitchell Gold + Bob Williams, Restoration Hardware, Room & Board, Serena & Lily, TJX Companies and Williams Sonoma;
•Online Retailers and Marketplaces: Amazon, Build.com, Houzz, eBay, Etsy and Overstock;
•International: Argos, Canadian Tire, Home24, John Lewis, Leon's, Made, Otto, Westwing, and XXXLutz, in addition to several of the companies listed above who also compete with us internationally.
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
Wayfair has a dedicated Diversity, Equity and Inclusion ("DEI") team that serves as our internal compass in promoting a global community, ensuring an inclusive culture and growing market penetration through innovation that only a sense of belonging across a diverse workforce can provide.
Through cross-functional partnerships, the DEI team creates the strategy and identifies initiatives to embed a lens of inclusivity into all aspects of the business with a keen focus on increasing diverse representation internally and externally. We have worked to include DEI best practices into parts of the employee lifecycle, including hiring, performance management and career and leadership development. In addition to threading DEI through the employee lifecycle, we have partnered with groups across the business to leverage DEI principles in support of our broader company goals –– not only for our people, but for our customers, our suppliers and our partners.
We believe we have a good relationship with our employees, which include 16,681 full-time equivalent employees as of December 31, 2021. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our logistics network. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. While progress has been made to contain the COVID-19 pandemic, it has, and continues to, negatively impact the global economy. Our focus has been and remains on promoting the health, safety and financial security of our employees and serving our customers.
While it is difficult to predict all of the impacts the COVID-19 pandemic will have on our business, we believe the long-term opportunity that we see for shopping for the home online remains unchanged.
Additional information regarding the impact of the COVID-19 pandemic on our business is set forth within this Part I, Item 1A, Risk Factors and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations
of this Annual Report on Form 10-K.

Seasonality
Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. However, a variety of factors can alter seasonal patterns, including the COVID-19 pandemic. Beginning in mid-March 2020, the COVID-19 pandemic and the related responses disrupted our usual seasonal patterns, resulting in higher sales volumes during the second and third fiscal quarters of 2020. As economies across the U.S. and the globe began to reopen with rising vaccination rates during the spring of 2021, spending patterns shifted as consumers moved back to experiential categories in a broad fashion. The combination of these changes in consumer spending patterns and the global supply chain challenges, which also arose due to the COVID-19 pandemic, led to lower sales in the second half of fiscal year 2021 as compared to the first.
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
Risks Related to the COVID-19 Pandemic
The ongoing global pandemic, and any future outbreaks or other public health emergencies, could materially affect our business, liquidity, financial condition and operating results.
The ongoing COVID-19 pandemic and the various responses to it globally have created significant volatility, uncertainty and economic disruption. Authorities across the U.S. and the globe have implemented and continue to implement varying degrees of restriction on social and commercial activity in an effort to slow the spread of the virus, some of which have been subsequently rescinded or modified, such as travel bans, stay-at-home orders and shutdowns of certain businesses. These measures have impacted and may continue to impact all or portions of our workforce, operations, suppliers and customers and demand for our products and services.
In particular, while we have seen increased sales and order activity at times during the COVID-19 pandemic, the pandemic has significantly disrupted the global supply chain, including many of our suppliers. Such disruptions, including staffing shortages, production slowdowns, stoppages and/or disruptions in delivery systems, could materially and adversely affect our suppliers’ ability to provide products in a timely manner, or at all, and could materially and adversely affect our logistics providers’ ability to distribute products to our customers in a timely manner, or at all. We expect issues related to the global supply chain to continue into 2022.
In addition, the ongoing COVID-19 pandemic has disrupted, and may continue to disrupt, third-party business partners’ ability to meet their obligations to us. These third parties include our suppliers and logistics providers, such as FedEx, UPS, DHL, the U.S. Postal Service and other third-party delivery agents, as their workers may be prohibited or otherwise unable to report to work and transporting products within regions or countries may be limited due to extended holidays, factory closures, port closures and increased labor shortages, among other things. We have also incurred, and may continue to incur, higher shipping costs due to various surcharges by third-party delivery agents on retailers related to the increased shipping demand resulting from the COVID-19 pandemic. These higher costs affected us over the past year and may continue to affect us in the future.

The COVID-19 pandemic also impacted our workforce, causing us to move a large portion of our employees to work-from-home and adding administrative complexity to our everyday human resources and employee technology functions. Furthermore, if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, the impact of vaccine mandates and the willingness of our employees to comply with such mandates, facility closures, remote working or other restrictions in connection with the COVID-19 pandemic, our operations will likely be adversely impacted. Further, the steps we have taken to protect the health, safety and financial security of our employees, including instituting testing and vaccination requirements at our facilities, may result in other negative impacts on our operations, including increased costs, reduced efficiency levels or labor disputes resulting in a strike or other work stoppage or interruption.

The COVID-19 pandemic has also significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of and accessibility to capital. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. The COVID-19 pandemic has caused and could continue to cause periods of significant economic slowdown, which could lead to reduced discretionary consumer spending and a corresponding reduction in demand for our products and could result in a material adverse effect on our business, financial condition and operating results.

To counteract the effects of the COVID-19 pandemic, governments around the world have implemented fiscal stimulus measures and vaccination rollouts, however, the magnitude and overall effectiveness of these actions remain uncertain and certain

U.S. federal and state laws and regulations intended to reduce the spread of COVID-19 are in direct conflict, which means we may be unable to comply with all applicable laws and regulations in some of the jurisdictions in which we operate. Further, the full extent of the impact of COVID-19, including the extent of its impact on our business and financial condition, will depend on numerous evolving factors that we may not be able to accurately predict, including, but not limited to: the length of time that the pandemic continues; the availability, distribution and continued efficacy of available treatments and vaccines; vaccination rates among the general public and our employees; its effect on our suppliers, logistics providers and the demand for our products; the effect of governmental regulations imposed in response to the pandemic; the effect on our customers, their communities and customer demand and ability to pay for our products and services, which may be affected by increased consumer debt levels, changes in net worth due to market conditions and other factors that impact consumer confidence; disruptions or restrictions on our employees’ ability to work and travel, as well as uncertainty regarding all of the foregoing.

While the home industry has fared much better during the COVID-19 pandemic than other sectors of the economy, the recent surges in COVID-19 cases due to new variants and the resurgence of inflation brought on by labor and supply shortages have had and may continue to have an adverse impact upon our business. Much is still unknown, including the duration and severity of the COVID-19 pandemic, the emergence of variants of COVID-19 that may continue to prolong the pandemic, the amount of time it will take for normal economic activity to resume, and future government actions that may be taken. Accordingly the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our suppliers, logistics providers and customers, which ultimately could result in material adverse effects on our business, financial condition and operating results. We cannot at this time predict the full impact of the COVID-19 pandemic, but it could have a larger material adverse effect on our business, liquidity, financial condition and operating results beyond what is discussed within this report. We will continue to actively monitor the COVID-19 situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, partners, stockholders and communities. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and we expect to face difficulty in accurately forecasting our financial condition and operational results.
Additionally, to the extent the COVID-19 pandemic adversely affects our business, results of operations or financial condition, it may heighten other risks described in this “Risk Factors” section below.
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
•continue to expand internationally;
•continue to execute our omni-channel strategy with the launch of physical retail stores across our family of brands; and
•opportunistically pursue strategic acquisitions.

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
To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. To support our continued growth, we have rapidly increased employee headcount since our inception. To support continued growth, we must effectively integrate, develop and motivate a large number of new employees. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in 2020 we implemented reductions in force and may in the future implement other reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and adverse effects to our reputation as an employer, which could make it more difficult for us to hire new employees in the future, and the risk that we may not achieve the anticipated benefits from the reduction in force. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business. We also face significant competition for personnel. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results. Further, we have a substantial number of hourly employees. In January 2021, we announced a minimum wage increase for all U.S. employees to at least $15 per hour. While we are at or above current local and federal minimum wage requirements across the U.S, any future local or federal minimum wage increases may increase our labor costs, which may have an adverse effect on our results of operations.
Additionally, the growth of our business places significant demands on our operations, as well as our management and other employees. For example, we typically launch hundreds of promotional events across thousands of products each month on our sites via emails, "push" notifications and personalized displays. These events require us to produce updates of our sites and emails to our customers on a daily basis with different products, photos and text. Any surge in online traffic and orders associated with such promotional activities places increased strain on our operations, including our logistics network, and may cause or exacerbate slowdowns or interruptions. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. Further, we may face a number of challenges to our expansion into physical retail locations, including locating retail space with a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hiring in-store talent and expanding our physical retail operations in a cost-effective manner. We may also have to enter into long-term leases before we know whether our physical retail strategy or a particular geography will be successful. We are also required to manage relationships with a growing number of suppliers, customers and other third parties. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our supplier and employee base. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.
If we fail to acquire new customers or retain existing customers, or fail to do so in a cost-effective manner, our business, financial condition and operating results could be harmed.
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
Maintaining and enhancing our brands is critical to expanding our base of customers and suppliers. Our ability to maintain and enhance our brand depends largely on our ability to maintain customer confidence in our product and service offerings, including by maintaining product availability and delivering products on time and without damage. If customers do not have a satisfactory shopping experience, they may seek out alternative offerings from our competitors and may not return to our sites as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product quality or availability, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our customer base and result in decreased net revenue, which could adversely affect our business and financial results. A significant portion of our customers' brand experience also depends on third parties outside our control, including suppliers, assembly and installation service providers and logistics providers such as FedEx, UPS, DHL, the U.S. Postal Service and other third-party delivery agents. If these third parties do not meet our or our customers' expectations, our brands may suffer irreparable damage.

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
Our efforts to expand our business into new brands, channels, products, services, technologies and geographic regions will subject us to additional business, legal, financial and competitive risks and may not be successful.
Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and services and by expanding our existing offerings into new geographies. For example, we launched the Kelly Clarkson Home Collection in 2020, Hykkon, a European Union flagship brand in 2019, and in 2016 we launched Wayfair.ca in Canada. Launching new brands and services or expanding internationally requires significant upfront investments, including investments in marketing, information technology and additional personnel. Expanding our brands internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers, regional competitors and local laws, construct catalogs specific to the country, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory net revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and operating results. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
We have also entered and may continue to enter new markets or channels in which we have limited or no experience, which may not be successful or appealing to our customers. These activities may present new and difficult technological and logistical challenges, and resulting service disruptions, failures or other quality issues may cause customer dissatisfaction and harm our reputation and brand. Further, our current and potential competitors in new market segments may have greater brand recognition, financial resources, longer operating histories and larger customer bases than we do in these areas. As a result, we may not be successful enough in these newer areas to recoup our investments in them. If this occurs, our business, financial condition and operating results may be materially adversely affected.
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

    Further, Brexit has and may continue to have a significant impact on currency exchange rates and the global and European economy generally. The outcome of the referendum caused volatility in global stock markets and foreign currency exchange rate fluctuations, including the strengthening of the U.S. dollar against the British pound and the euro, and such volatility may continue.
We have had a history of losses and we may be unable to achieve or sustain profitability and positive cash flow in the future as we continue to expand our business.
We have had a history of losses and negative cash flow and a resulting accumulated deficit of $1.9 billion as of December 31, 2021. Although we achieved profitability and positive cash flow in fiscal 2020, we incurred losses in fiscal year 2021 and we can provide no assurance that we will be profitable in future years or achieve our goal of sustained profitability. Because the market for purchasing home goods online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. As a result, we may incur future losses that may be larger than anticipated. Also, we expect our operating expenses to increase over the next several years as we expand internationally, expand into physical retail locations, continue to grow our proprietary logistics network, hire more employees and continue to develop new brands, features and services. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.
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
For example, if one of our data centers or our cloud provider fails or suffers an interruption or degradation of services, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations, including our ability to fulfill customer orders through our logistics network, are also vulnerable to damage or interruption from inclement weather, fire, flood, power loss, telecommunications failure, terrorist attacks, labor disputes, cyber-attacks, data loss, acts of war, break-ins, other physical security threats, earthquake and similar events. In the event of a system outage or degradation, the failover to another site or a back-up could take substantial time, during which time our sites could be completely shut down. Further, our back-up services may not effectively process spikes in demand, may process transactions more slowly and may not support all of our sites' functionality.
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
We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities, seasonal trends in our business or the COVID-19 pandemic, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we may be required to further expand and upgrade our technology, logistics network, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our sites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations, and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis, and we may experience instability and performance issues as a result of these changes.

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
    Google Cloud provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a "cloud" computing service. We have architected our software and computer systems so as to also utilize data processing, storage capabilities and other services provided across multiple Google Cloud data centers. Given this, along with our inability to rapidly switch our Google Cloud operations to another cloud provider, any disruption of or interference with our use of Google Cloud or any widespread disruption in Google Cloud itself would impact our operations and our business would be adversely impacted.
Our failure or the failure of third-party service providers to protect our sites, networks, systems, confidential information and assets against security breaches or loss could damage our reputation and brand and substantially harm our business and operating results.
We collect, maintain, transmit and store data about our customers, employees, contractors, suppliers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit certain proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to secure our systems and assets and securely transmit, encrypt, anonymize or pseudonymize certain confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect our assets, our transaction and personal data or other confidential and sensitive information from being breached, compromised or lost. Despite all of our efforts to protect these assets, our security measures and those of our third-party service providers, may not be effective in preventing a failure of our systems, a loss of assets or a failure of our platforms to operate effectively and be available to us. This may be as a result of deliberate attempts to infiltrate our systems by state-sponsored attackers or cybercriminals, denial-of-service attacks, viruses, malicious software, zero-day vulnerabilities, break-ins, phishing attacks, social engineering, security breaches or other attacks, or incidents due to employee error or malfeasance. Failures may also be caused by various other factors, including, disruptions during the process of upgrading or replacing computer software or hardware, power outages, hardware and software errors by the vendors we rely upon, telecommunication or utility failures or natural disasters or other catastrophic events or other disruptions that may jeopardize the security of our assets or information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain, process or transmit including payment card systems and human resources management platforms. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches or data and asset leaks can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees or by persons with whom we have commercial relationships.
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
We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, global or regional adverse conditions, such as pandemics or other disease outbreaks or natural disasters, the financial stability of suppliers, suppliers' ability to meet our standards, labor problems experienced by suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, transport availability and cost, including import-related taxes, transport security, labor inflation and other factors relating to our suppliers are beyond our control. As an example, the COVID-19 pandemic has and may continue to adversely impact supplier facilities and operations due to factory closures, raw material and labor inflation and risks of labor shortages, among other things, which may materially and adversely affect our business, financial condition and operating results.
Our agreements with most of our suppliers do not provide for the long-term availability of merchandise or the continuation of particular pricing practices, nor do they usually restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to seek to sell us products on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product availability on acceptable commercial terms. Our ability to develop and maintain relationships with reputable suppliers and offer high quality merchandise to our customers is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to offer a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers' needs, and therefore our long-term growth prospects, would be materially adversely affected.
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
We have relationships with over 23,000 suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.
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
As part of offering our suppliers' products for sale on our sites, suppliers are often responsible for conducting a number of traditional retail operations with respect to their respective products, including maintaining inventory, preparing merchandise for shipment to our customers, and, in some cases, delivering products on our behalf. In these instances, we may be unable to ensure that suppliers will perform these services to our or our customers' satisfaction in a manner that provides our customer with a unified brand experience or on commercially reasonable terms. If our customers become dissatisfied with the services provided by our suppliers, our business, reputation and brands could suffer.
We depend on our relationships with third parties, including our suppliers and logistics carriers, and changes in our relationships with these parties could adversely impact our net revenue and profits.
We rely on third parties to operate certain elements of our business. For example, carriers such as FedEx, UPS, DHL and the U.S. Postal Service deliver many of our small parcel products, and third party national, regional and local transportation companies deliver a portion of our large parcel products, including through our WDN. Our ability to efficiently ship products to customers may be negatively affected by factors beyond our and our carriers' control, including inclement weather, natural disasters, system interruptions and technology failures, labor activism, supply chain issues, including congestion and delays, labor inflation and increased costs, health pandemics and epidemics (including the COVID-19 pandemic) or bioterrorism. We are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as cloud computing services, telecommunications services, customs, consolidation and shipping services, as well as warranty, installation, assembly and design services. We may be unable to maintain these relationships, and these services may also be subject to outages and interruptions that are not within our control. For example, failures by our telecommunications providers have in the past and may in the future interrupt our ability to provide phone support to our customers. Third parties may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. If products are not delivered in a timely fashion or are damaged during the delivery process, or if we are not able to provide adequate customer support or other services or offerings, our customers could become dissatisfied and cease buying products through our sites, which would adversely affect our operating results.

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
Further, we have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 pandemic, but we may experience a material impact in the future. As the majority of our employees continue to work from home in some capacity, new processes, procedures and controls could be required to respond to changes in our business environment, and should any key employees become ill from COVID-19 and unable to work, our ability to operate our internal controls may be adversely affected.
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
However, beginning in mid-March 2020, the COVID-19 pandemic and the related responses disrupted our usual seasonal patterns, resulting in higher sales volumes during the second and third fiscal quarters of 2020. During fiscal year 2021, as global economies began to reopen with rising vaccination rates during the first half of the year, spending patterns shifted as consumers moved back to experiential categories in a broad fashion. The combination of these changes in consumer spending with continued global supply chain challenges, led to lower sales in the second half of the year as compared to the first.

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
Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our operating results are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Some of the factors adversely affecting consumer spending include levels of unemployment; consumer debt levels; changes in net worth based on market changes and uncertainty; home foreclosures and changes in home values or the overall housing, residential construction or home improvement markets; fluctuating interest rates; credit availability, including mortgages, home equity loans and consumer credit; government actions; fluctuating fuel and other energy costs; inflation; fluctuating commodity prices and general uncertainty regarding the overall future economic environment. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence and could negatively affect net revenue and have a material adverse effect on our operating results.

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
We believe our success has depended, and continues to depend, on the efforts and talents of Niraj Shah, one of our co-founders, co-chairman of the board of directors (the "Board") and our Chief Executive Officer, Steven Conine, one of our co-founders and co-chairman of the Board, and the other members of our senior management team. The loss of any of our senior management or other key employees could materially harm our business. Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers, engineers and merchandising and technology personnel. The market for such positions in the Boston area and other cities in which we operate is competitive and has intensified and may continue to intensify if overall demand in the labor market continues to increase or we incur attrition at levels higher than we have historically. Qualified individuals are in high demand, and we may incur significant costs to attract them. Our inability to recruit and develop mid-level managers, including through virtual-only outreach due to the ongoing COVID-19 pandemic, could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements, particularly in light of high attrition rates in some regions where we have operations. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.
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
In August 2020, the Board authorized a stock repurchase program of up to $700 million of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion stock repurchase program on the same terms (the “2021 Repurchase Program” together with the 2020 Repurchase Program, the “Repurchase Programs”). Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program. Although the Board has authorized the Repurchase Programs, the programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Even if our Repurchase Programs are fully implemented, we cannot guarantee that the Repurchase Programs will be fully consummated or that the programs will enhance long-term stockholder value. The programs could affect the trading price of our Class A common stock and increase volatility, and any announcement of a termination of either program may result in a decrease in the trading price of our Class A common stock. In addition, the amount, timing, and execution of our Repurchase Programs may fluctuate based on our priorities for the use of cash for other purposes and because of changes in cash flows, tax laws, and the market price of our Class A common stock, and the Repurchase Programs could diminish our cash reserves.
Risks Related to Laws and Regulations
Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated. Further, as we enter new market segments or channels or geographical areas and expand the products and services we offer, we may be subject to additional laws and regulatory requirements or prohibited from conducting our business, or certain aspects of it, in certain jurisdictions. We will incur additional costs complying with these additional obligations and any failure or perceived failure to comply would adversely affect our business and reputation.
Failure to comply with federal, state and international laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current, or the enactment of new, laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.
We are subject to a variety of federal, state and international laws and regulations which govern the collection, use, retention, sharing, processing, export and security of personal information. These laws and regulations are complex and rapidly evolving and subject to potentially differing interpretations.

There is no harmonized approach to these laws and regulations. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations as we continue our international expansion. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. Further, many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.

Among others, we are subject to the General Data Protection Regulation (“EU GDPR”) in the European Union (“EU”). Following the United Kingdom’s (“U.K.”) withdrawal from the EU, the EU GDPR has been incorporated into U.K. laws (“U.K. GDPR”), together with the EU GDPR referred to as “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, where required providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also restricts transfers of data outside of the European Economic Area and the United Kingdom. Data protection authorities hold a number of enforcement powers, including issuing fines of up to 4% of global annual turnover or €20 million (£17.5 million) (whichever is higher) for the most serious infringements.

The GDPR includes restrictions on cross-border data transfers. Adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with GDPR. On June 4, 2021, the European Commission (“EC”) issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA. The U.K. is not subject to the EC’s new standard contractual clauses but has published its own version of standard clauses and, unless objections are raised, will enter into force on March 21, 2022 to enable transfers originating from the U.K to third countries. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so may require significant effort and cost. The EC has currently concluded that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K, and the U.K. Government has confirmed that transfers from the U.K. to the EEA may currently continue to flow freely. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure.

Further, we are subject to various state privacy laws, such as the California Consumer Privacy Act of 2018 (CCPA), which came into effect in January of 2020; the California Privacy Rights Act (CPRA), which will go into effect in 2023; the Virginia Consumer Data Protection Act (Virginia CDPA), which will go into effect in 2023; and the Colorado Privacy Act (ColoPA), which will go into effect in 2023; all of which give new data privacy rights to their respective residents (including, in California, a private right of action in the event of a data breach resulting from our failure to implement and maintain reasonable security procedures and practices) and impose significant obligations on controllers and processors of consumer data. The potential effects of these laws, and any other regulations under consideration around the globe, are far-reaching, uncertain, and evolving, and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not comply, or may not comply in the future, with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action, including a complaint by an activist to a regulatory authority or other public statement criticizing our practices, could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties and otherwise adversely affect our financial condition and operating results. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of Internet user information we collect would decrease, which could harm our business and operating results.
Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party "cookies" and other methods of online tracking for behavioral advertising. analytics and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies, to block other tracking technologies or to require new permissions from users for certain activities, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. We may have to develop alternative systems, which may be less effective, to analyze our customers’ behavior and preferences, customize their online experience, or efficiently market to them if customers block cookies or regulations introduce additional barriers to collecting cookie data. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.
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
As of December 31, 2021, we had $3.1 billion of indebtedness outstanding. Our indebtedness included unsecured 0.375% Convertible Senior Notes due 2022 that mature on September 1, 2022 (the "2022 Notes"), unsecured 1.125% Convertible Senior Notes due 2024 that mature on November 1, 2024 (the "2024 Notes"), unsecured 1.00% Convertible Senior Notes due 2026 that mature on August 15, 2026 (the "2026 Notes"), unsecured 0.625% Convertible Senior Notes due 2025 that mature on October 1, 2025 (the “2025 Notes”, and together with the 2022 Notes, the 2024 Notes and the 2026 Notes, the "Non-Accreting Notes") and unsecured 2.50% Accreting Convertible Senior Notes due 2025 that mature on April 1, 2025 (the “2025 Accreting Notes” and together with the Non-Accreting Notes, the “Notes”). At maturity of the Non-Accreting Notes, unless earlier purchased, redeemed or converted, we will settle any conversions in cash, shares of Wayfair's Class A common stock or a combination thereof, at our election. At maturity of the Accreting Notes, unless earlier purchased, redeemed or converted, we will settle any conversions in shares of Wayfair's Class A common stock. If any Notes are not converted at or prior to maturity, we will be required to pay the holder thereof the principal amount or, with respect to the 2025 Accreting Notes, the accreted principal amount, in cash. We pay interest semiannually in arrears at fixed rates per annum of 0.375% for the 2022 Notes, 1.125% for the 2024 Notes, 0.625% for the 2025 Notes and 1.00% for the 2026 Notes. The 2025 Accreting Notes accrue interest at a rate of 2.50% per annum, which accretes semiannually to the principal amount. Under certain circumstances, the holders of the Notes may require us to repay all or a portion of the principal and interest outstanding under the Notes in cash prior to the maturity date, which could have an adverse effect on our liquidity and financial condition.
We have the ability to borrow up to $600 million under our senior secured revolving credit facility (the "Revolver") to finance working capital and provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. The Revolver replaced our previous $200 million senior secured revolving credit facility which was set to mature on February 21, 2022. If we draw down on this facility, our interest expense and principal repayment requirements will increase, which could have an adverse effect on our financial results and our ability to make payments on the Notes. Further, the agreements governing the Revolver contain numerous requirements, including affirmative, negative and financial covenants. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Our failure to comply with any of these covenants or to meet any payment obligations under the Revolver could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations.
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
If the conditional conversion feature of any series of our Non-Accreting Notes is triggered, holders of such series of Non-Accreting Notes will be entitled to convert the applicable series of Non-Accreting Notes at any time during specified periods at their option. If one or more holders elect to convert their Non-Accreting Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. If the holders of the 2025 Accreting Notes convert their 2025 Accreting Notes, we would be required to settle all of our conversion obligation by delivering shares of our Class A common stock. During 2020, CBEP Investments, LLC converted $253 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of our Class A common stock. During 2021, GHEP VII Aggregator, L.P ("Great Hill") converted $253 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of our Class A common stock. To the extent we satisfy our conversion obligation of the Non-Accreting Notes by delivering shares of our Class A common stock or if the remaining holders of the 2025 Accreting Notes convert their 2025 Accreting Notes, we would be required to deliver a significant number of shares, which would cause dilution to our existing stockholders. In addition, even if holders do not elect to convert their Notes in such circumstances, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Risks Related to Ownership of our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our co-founders, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Following our initial public offering (the "IPO"), our Class B common stock was held primarily by our co-founders, other executive officers, directors and their affiliates. Due to optional conversions of Class B common stock into Class A common stock following the IPO, our Class B common stock is currently held primarily by our co-founders and their affiliates. As of December 31, 2021, our co-founders and their affiliates owned shares representing approximately 26.3% of the economic interest and 77.0% of the voting power of our outstanding capital stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. For example, these stockholders are able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock. Additionally, holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class B common stock are also entitled to a separate vote if we seek to amend our certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2021, we operated the following facilities:

	Leased Square Footage (1)	Reportable Segment
	(square footage in thousands)
Description of Use:
Logistics	15,874	United States
Logistics	3,117	International
Customer service	481	United States
Customer service	17	International
Office space (Boston HQ)	1,410	United States
Office space (London and Berlin)	167	International
Total	21,066
(1) Represents the total leased space excluding sub-leased space.
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
Holders of Our Common Stock
As of February 14, 2022, there were 216 holders of record of shares of our Class A common stock and 263 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding our equity compensation plans and securities authorized for issuance thereunder is set forth under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.
Recent Purchases of Equity Securities
On August 21, 2020, the Board authorized the repurchase of up to $700 million of Wayfair's Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program”). There is no stated expiration for the share repurchase programs. Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
As of December 31, 2021, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.2 billion. There were no repurchases made during the three months ended December 31, 2021.

Item 6. Reserved
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, including our international expansion, omni-channel strategy and launch of physical retail stores, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments and the impact of the COVID-19 pandemic and our response to it, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions.

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

• our ability to manage our growth and expansion both internationally and into physical retail locations;

• our ability to compete successfully;

• the rate of growth of the Internet and e-commerce;

• economic factors, such as interest rates, inflation, the housing market, currency exchange fluctuations and changes in customer spending;

• disruptions or inefficiencies in our supply chain or logistics network, including any impact of the COVID-19 pandemic on our suppliers and third party carriers and delivery agents;

• potential impacts of the COVID-19 pandemic on our business, financial condition and results of operations;

• world events, natural disasters, public health emergencies (such as the COVID-19 pandemic), civil disturbances and terrorist attacks; and

• developments in, and the outcome of, legal and regulatory proceedings and investigations to which we are a party or are subject, and the liabilities, obligations and expenses, if any, that we may incur in connection therewith.

A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results include the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

Overview
Wayfair is one of the world's largest online destinations for the home. Through our e-commerce business model, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over thirty-three million products from over 23,000 suppliers.
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
In fiscal year 2021, our business generated lower sales volumes compared to the previous year. As economies across the U.S. and the globe began to reopen with rising vaccination rates during the spring of 2021, spending patterns shifted as consumers moved back to spending on experiential categories and in physical stores. The combination of these changes in consumer spending and the global supply chain challenges, which also arose due to the COVID-19 pandemic, led to lower sales in the second half of the year as compared to the first. As of December 31, 2021, we had 27.3 million active customers over the last twelve months, and 76% of 2021 orders came from repeat buyers. We continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns to ensure the appropriate return targets are being met. We also leveraged operating costs such as infrastructure expenses and total compensation costs, particularly as the pace of hiring slowed and proved substantially below revenue growth.
COVID-19 Pandemic
We are continuing to closely monitor the impact of the COVID-19 pandemic on our business, results of operations and financial results. The situation surrounding the COVID-19 pandemic remains fluid and the full extent of the impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and severity of the pandemic, the emergence of new variants that may continue to prolong the pandemic, the amount of time it will take for normal economic activity to resume, future government actions that may be taken, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, partners and stockholders, all of which are uncertain and cannot be predicted. See Part I, Item 1A, Risk Factors for additional details. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers.
In an effort to contain or slow the COVID-19 pandemic, authorities around the world have implemented various measures, some of which have been subsequently rescinded or modified, including travel bans, stay-at-home orders and shutdowns of certain business. We anticipate that these actions and the global health crisis caused by the COVID-19 pandemic, including any variants, will continue to negatively impact global economic activity. While it is difficult to predict all of the impacts the COVID-19 pandemic will have on our business, we believe the long-term opportunity that we see for shopping for the home online remains unchanged.
As the COVID-19 pandemic remains dynamic and subject to rapid and possibly material change, we will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our customers, employees, suppliers, partners, stockholders and communities.
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
We use the following metrics to assess the near and longer-term performance of our overall business:

	Year Ended December 31,
	2021	2020	2019
	(in millions, except LTM Net Revenue per Active Customer, Average Order Value and per share data)
Key Financial Statement Metrics:
Net revenue	$13,708	$14,145	$9,127
Gross profit	$3,895	$4,112	$2,147
(Loss) income from operations	$(94)	$360	$(930)
Net (loss) income	$(131)	$185	$(985)
(Loss) earnings per share:
Basic	$(1.26)	$1.93	$(10.68)
Diluted	$(1.26)	$1.86	$(10.68)
Net cash flows from (for) operating activities	$410	$1,417	$(197)
Key Operating Metrics:
Active customers (1)	27	31	20
LTM net revenue per active customer (2)	$501	$453	$448
Orders delivered (3)	52	61	38
Average order value (4)	$265	$232	$241
Non-GAAP Financial Measures:
Adjusted EBITDA	$614	$947	$(497)
Free Cash Flow	$130	$1,082	$(598)
Adjusted Diluted Earnings (Loss) per Share (5)	$2.32	$5.04	$(8.03)
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

(5) Adjusted Diluted Earnings (Loss) per Share reflects our January 1, 2021 adoption of ASU 2020-06, further discussed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Prior periods have not been restated. Under legacy accounting, Adjusted Diluted Earnings per Share for the year ended December 31, 2021 would have been $1.11.

Results of Consolidated Operations
Net revenue
In 2021, net revenue decreased by $437 million, or 3.1% compared to 2020, which reflects some normalization in consumer behavior since the onset of the COVID-19 pandemic. The decrease in net revenue was driven by lower orders, partially offset by higher average order values. There was a decrease in order frequency, with LTM orders per active customer decreasing by 3.6% in 2021 compared to 2020. LTM net revenue per active customer increased 10.6% in 2021 compared to 2020 driven by higher average order value due in part to inflationary pressures in the supply chain. Our U.S. net revenue decreased 5.5% in 2021 from 2020, while our International net revenue increased 9.6% year over year. International Net Revenue Constant Currency Growth (see “Non-GAAP Financial Measures” below) was 2.1% in 2021 from 2020.

	Year Ended December 31,
	2021	2020	% Change
	(in millions)
U.S. net revenue	$11,249	$11,901	(5.5)%
International net revenue	2,459	2,244	9.6%
Net revenue	$13,708	$14,145	(3.1)%
For more information on our segments, see Note 13 to the consolidated financial statements, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. In 2021, cost of goods sold decreased by $220 million, or 2.2%, compared to 2020. The decrease in cost of goods sold is primarily driven by a decrease in the number of orders delivered partially offset by higher fulfillment costs.
The increase in cost of goods sold as a percentage of net revenue is partly due to lower operational efficiency from fewer orders and inflationary pressures in the supply chain relative to the same period in 2020.

	Year Ended December 31,
	2021	2020	% Change
	(in millions)
Cost of goods sold	$9,813	$10,033	(2.2)%
As a percentage of net revenue	71.6%	70.9%

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

	Year Ended December 31,
	2021	2020	% Change
	(in millions)
Customer service and merchant fees (1)	$584	$510	14.5%
Advertising	1,378	1,412	(2.4)%
Selling, operations, technology, general and administrative (1)	2,015	1,830	10.1%
Customer service center impairment and other charges	12	—	—%
Total operating expenses	$3,989	$3,752	6.3%
As a percentage of net revenue:
Customer service and merchant fees (1)	4.3%	3.6%
Advertising	10.1%	10.0%
Selling, operations, technology, general and administrative (1)	14.7%	12.9%
Customer service center impairment and other charges	0.1%	—%
	29.2%	26.5%
(1) Includes equity-based compensation and related taxes as follows:

	Year Ended December 31,
	2021	2020
	(in millions)
Customer service and merchant fees	$27	$16
Selling, operations, technology, general and administrative	$335	$271
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative increased by $75 million in 2021 compared to 2020 as a result of increased restricted stock units awarded in 2021 at a higher average grant date fair value than in 2020.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Year Ended December 31,
	2021	2020
Customer service and merchant fees	4.1%	3.5%
Selling, operations, technology, general and administrative	12.3%	11.0%
Customer Service and Merchant Fees
Expenses for customer service and merchant fees, including and excluding the impact of equity-based compensation and related taxes and as a percentage of net revenues, increased in the year ended December 31, 2021, as compared to the same period in 2020, due to increased compensation costs and a decrease in net revenue.
Advertising
Our advertising expenses decreased by $34 million in 2021 compared to 2020, which reflects our response to changing market conditions as we sought to maintain our efficiency targets across various channels. As a percentage of net revenue, advertising expenses remained relatively constant in 2021 compared to 2020, as we aimed to deploy advertising dollars within our efficiency parameters.

Selling, operations, technology, general and administrative
Excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities increased by $121 million in 2021 compared to 2020. The increase is primarily attributable to higher personnel costs, and to a lesser extent higher information technology costs and depreciation and amortization. As a percentage of net revenue, total selling, operations, technology, general and administrative expenses increased to 14.7% in 2021 compared to 12.9% in 2020, primarily due to the decrease in net revenue.
Customer service center impairment and other charges
During the year ended December 31, 2021, we enacted a plan to consolidate certain customer service centers in identified U.S. locations. As a result, we recorded a charge of $12 million during the year ended December 31, 2021, which included $6 million for the non-cash impairment of ROU assets, $5 million for the non-cash accelerated depreciation of fixed assets and the remainder for other items.
Interest (expense), net
Our interest expense, net decreased by $114 million in 2021 compared to 2020, primarily attributable to the adoption of ASU 2020-06 on January 1, 2021.

	Year Ended December 31,
	2021	2020	% Change
	(in millions)
Interest (expense), net	$(32)	$(146)	(78.1)%
Other (expense), net
We incurred other (expense), net of $4 million primarily as a result of the fair value losses related to the adjustments of our warrants of $3 million and our net foreign currency revaluation losses of $1 million. We incurred $9 million other (expense), net, in 2020, primarily attributable to the $13 million loss for the extinguishment of debt for the 2022 Note partially offset by net foreign currency revaluation gains of $4 million.

	Year Ended December 31,
	2021	2020	% Change
	(in millions)
Other (expense), net	$(4)	$(9)	(55.6)%
Provision for income taxes, net
Our provision for income taxes, net decreased by $19 million in 2021 compared to 2020, primarily related to reduced income earned in the U.S. and certain foreign jurisdictions and the recognition of a tax benefit related to excess tax benefits on equity awards for U.S. employees, offset by the increase in our valuation allowance.

	Year Ended December 31,
	2021	2020	% Change
	(in millions)
Provision for income taxes, net	$1	$20	(95.0)%

Liquidity and Capital Resources
Sources of Liquidity
At December 31, 2021, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $2.4 billion. In addition, on March 24, 2021, Wayfair and certain of its subsidiaries entered a new credit agreement and $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). The Revolver replaced our previous $200 million senior secured revolving credit facility, which was set to mature on February 21, 2022. Wayfair had outstanding letters of credit, primarily as security for certain lease agreements, for approximately $59 million as of December 31, 2021, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in millions)
Cash and cash equivalents	$1,706	$2,130
Short-term investments	$693	$462
Working capital	$795	$880
We believe that our existing cash and cash equivalents and investments, cash generated from operations and the borrowing availability under our Revolver will be sufficient to meet our anticipated cash needs for at least the foreseeable future. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Further, we may from time to time seek to retire, restructure, repurchase or redeem, or otherwise mitigate the equity dilution associated with our outstanding convertible debt through cash purchases, stock buybacks of some or all of the shares underlying convertible notes and/or exchanges for equity or debt in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, exchanges or liability management exercises, if any, will be upon such terms and at such prices and sizes as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth in Part I, Item 1A, Risk Factors. In addition, the COVID-19 pandemic and related measures to contain its impact have caused disruption in the global capital markets, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets due to the COVID-19 pandemic.
Credit Agreement and Convertible Debt
Under the terms of our Revolver, we may use proceeds to finance working capital and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
As of December 31, 2021, we had $3.1 billion of indebtedness outstanding. The conditional conversion features of the 2022 Notes, 2024 Notes and 2026 Notes were triggered during the fourth quarter of 2021, and the 2022 Notes, 2024 Notes and 2026 Notes therefore are convertible in the first quarter of 2022 pursuant to the applicable last reported sales price conditions. The conditional conversion feature of the 2025 Notes was not triggered during the fourth quarter of 2021, and the 2025 Notes are therefore not convertible in the first quarter of 2022 pursuant to the applicable last reported sales price conditions. The 2025 Accreting Notes are convertible at any time prior to the second business day immediately preceding the maturity date.
During 2021, holders of the 2022 Notes and 2026 Notes converted $15 million of aggregate principal and received 147,414 shares of Wayfair’s Class A common stock, and GHEP VII Aggregator, L.P ("Great Hill") converted $253 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair's Class A common stock.
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
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700 million of Wayfair’s Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program” together with the 2020 Repurchase Program, the “Repurchase Programs”). There is no stated expiration for the share repurchase programs. Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
The Repurchase Programs do not obligate Wayfair to purchase any shares of Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by Wayfair in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of December 31, 2021, Wayfair has repurchased 1,806,318 shares of Class A common stock for approximately $537 million under the Repurchase Programs. In 2022, Wayfair repurchased 548,173 shares of Class A common stock for approximately $75 million under the Repurchase Programs at an average price of $136.80 per share.
Trends and Historical Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net (loss) income	$(131)	$185	$(985)
Net cash flows from (for) operating activities	$410	$1,417	$(197)
Net cash flows for investing activities	$(515)	$(236)	$(855)
Net cash flows (for) from financing activities	$(303)	$353	$787
Operating Activities
Cash flows in connection with operating activities consisted of net (loss) income adjusted for certain non-cash items including depreciation and amortization, equity-based compensation and certain other non-cash expenses, as well as the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net (loss) income.
Cash flows from operating activities in 2021 decreased by $1.0 billion from 2020 primarily due the decrease in net (loss) income of $316 million, decrease in cash from operating assets and liabilities of $673 million, decrease in amortization of discount and issuance costs related to our convertible notes of $127 million, and decrease in other non-cash items of $7 million, partially offset by the increase in depreciation and amortization expense of $36 million, increase in equity-based compensation of $68 million and loss on impairment of $12 million.

Investing Activities
Cash flows for investing activities in 2021 increased $279 million from 2020 due to the increase in purchases of short- and long-term investments of $508 million and increase of site and software development costs of $30 million, partially offset by the increase in sales and maturities of short- and long-term investments of $169 million, decrease in purchases of property and equipment of $85 million, and increase in other investing activities of $5 million. Purchases of property and equipment and site and software development costs (collectively, "Capital Expenditures") were 2.0% of net revenue for the year ended December 31, 2021 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments in our proprietary technology and operational platform. On an absolute dollar basis, we expect Capital Expenditures for the first quarter of 2022 to be within the range of $95 million to $105 million as we continue to build out our technology and logistics network.
Financing Activities
Cash flows for financing activities in 2021 was $303 million due to the repurchase of Class A common stock under the Repurchase Programs of $300 million in the period, as well as other financing activities of $3 million. This compared to $353 million of cash flows from financing activities in 2020, primarily due to the $2.0 billion of proceeds from the issuance of convertible notes, net of issuance costs, partially offset by an aggregate payment of $1.0 billion to partially extinguish convertible debt, $255 million of premiums paid for capped call confirmations and the repurchase of Class A common stock of $380 million during the period.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2021:

		Payment Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
		(in millions)
Long-term debt (1)	$3,189	$28	$626	$2,535	$—
Operating leases (2)	$1,265	$162	$358	$323	$422
Purchase obligations (3)	$303	$237	$65	$1	$—
Other commitments (4)	$304	$(3)	$36	$52	$219

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
(3) Represents the future payments for enforceable and legally binding software license and freight commitments. For information regarding our purchase obligations, see Note 7, Commitments and Contingencies, in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(4) Represents the future minimum lease payments for additional, non-cancellable operating leases, primarily related to build-to-suit warehouse and retail leases that have not yet commenced. This amount includes $18 million of total expected reimbursements related to tenant improvements under such leases. For more information see Note 5, Leases, in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Annual Report on Form 10-K Adjusted EBITDA, a non-GAAP financial measure that we calculate as net (loss) income before depreciation and amortization, equity-based compensation and related taxes, interest expense, net, other (expense) income, net, provision for income taxes, net, non-recurring items and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.
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
The following table reflects the reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(131)	$185	$(985)
Depreciation and amortization	322	286	192
Equity-based compensation and related taxes	374	297	241
Interest expense, net	32	146	55
Other expense (income), net	4	9	(3)
Provision for income taxes, net	1	20	3
Other (1)	12	4	—
Adjusted EBITDA	$614	$947	$(497)
(1) In the year ended December 31, 2021, we recorded $12 million of customer service center impairment and other charges related to our plan to consolidate customer service centers. During the year ended December 31, 2020, we recorded a $4 million charge in selling, operations, technology, general and administrative expenses for severance costs associated with February 2020 workforce reductions.
Free Cash Flow
To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this Annual Report on Form 10-K Free Cash Flow, a non-GAAP financial measure that we calculate as net cash flows from or for operating activities less Capital Expenditures. We have provided a reconciliation below of Free Cash Flow to net cash flows from or for operating activities, the most directly comparable GAAP financial measure.
We have included Free Cash Flow in this Annual Report on Form 10-K because it is an important indicator of our business performance as it measures the amount of cash we generate. Accordingly, we believe that Free Cash Flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.
Free Cash Flow has limitations as an analytical tool because it omits certain components of the cash flow statement and does not represent the residual cash flow available for discretionary expenditures. Further, other companies, including companies in our industry, may calculate Free Cash Flow differently. Accordingly, you should not consider Free Cash Flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider Free Cash Flow alongside other financial performance measures, including net cash flows from or for operating activities, Capital Expenditures, and our other GAAP results.
The following table presents a reconciliation of net cash flows from or for operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net cash flows from (for) operating activities	$410	$1,417	$(197)
Purchase of property and equipment	(101)	(186)	(272)
Site and software development costs	(179)	(149)	(129)
Free Cash Flow	$130	$1,082	$(598)
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
Adjusted Diluted Earnings (Loss) per Share
To provide investors with additional information regarding our financial results, we have disclosed in this Annual Report on Form 10-K Adjusted Diluted Earnings (Loss) per Share, a non-GAAP financial measure that we calculate as net (loss) income plus equity-based compensation and related taxes, provision for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method divided by the weighted-average number of shares of common stock used in the computation of diluted (loss) earnings per share. Accordingly, we believe that these adjustments to our adjusted diluted net income (loss) before calculating per share amounts for all periods presented provides a more meaningful comparison between our operating results from period to period.

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
A reconciliation of the numerator and denominator for diluted (loss) earnings per share, the most directly comparable GAAP financial measure, and the numerator and denominator for Adjusted Diluted Earnings (Loss) per Share, is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share data)
Numerator:
Net (loss) income	$(131)	$185	$(985)
Effect of dilutive securities:
Interest expense associated with convertible debt instruments	—	—	—
Numerator for diluted EPS - net (loss) income available to common stockholders after the effect of dilutive securities	(131)	185	(985)
Adjustments to net (loss) income
Interest expense associated with convertible debt instruments	20	9	—
Equity-based compensation and related taxes	374	297	241
Provision for income taxes, net	1	20	3
Other	12	4	—
Numerator for Adjusted Diluted EPS - Adjusted net income (loss)	$276	$515	$(741)
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	104	96	92
Effect of dilutive securities:
Restricted stock units	—	3	—
Convertible debt instruments	—	—	—
Dilutive potential common shares	—	3	—
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	104	99	92
Adjustments to effect of dilutive securities:
Restricted stock units	3	—	—
Convertible debt instruments	12	3	—
Denominator for Adjusted Diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	119	102	92
Diluted (Loss) Earnings per Share	$(1.26)	$1.86	$(10.68)
Adjusted Diluted Earnings (Loss) per Share	$2.32	$5.04	$(8.03)

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
Leases
We generally lease office and warehouse facilities under noncancelable agreements. Upon each agreement's commencement date, we determine if the agreement is part of an arrangement that is or that contains a lease, determine the lease classification and recognize ROU assets and lease liabilities for all leases with the exception of leases with terms of 12 months or less. We have arrangements with lease and non-lease components, and we account for lease and non-lease components as a single lease component for our corporate headquarters and field offices. For all other lease arrangements, we account for lease and non-lease components separately. As of December 31, 2021 and 2020 we did not have material finance lease arrangements.
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
Interest Rate Sensitivity
Cash and cash equivalents and short-term investments were held primarily in cash deposits, certificates of deposit, money market funds and investment grade corporate debt. The fair value of our cash, cash equivalents and short-term investments will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.
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
Inflation

In fiscal year 2021, we saw inflationary pressures across various parts of our business and operations, including, but not limited to, wholesale cost inflation and rising costs across our supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

WAYFAIR INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Wayfair Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wayfair Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for convertible debt in 2021.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Completeness of Sales Return Reserves
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company had product revenue of $13.7 billion for the year ended December 31, 2021, which was net of sales return reserves of $61 million.

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

Boston, Massachusetts
February 24, 2022

WAYFAIR INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,706	$2,130
Short-term investments	693	462
Accounts receivable, net	226	110
Inventories	69	52
Prepaid expenses and other current assets	318	292
Total current assets	3,012	3,046
Operating lease right-of-use assets	849	808
Property and equipment, net	674	684
Other non-current assets	35	32
Total assets	$4,570	$4,570
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,166	$1,157
Other current liabilities	1,051	1,009
Total current liabilities	2,217	2,166
Long-term debt	3,052	2,659
Operating lease liabilities, net of current	892	870
Other non-current liabilities	28	67
Total liabilities	6,189	5,762
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at December 31, 2021 and 2020	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 79,150,937 and 72,980,490 shares issued and outstanding at December 31, 2021 and 2020	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 25,691,761 and 26,564,234 shares issued and outstanding at December 31, 2021 and 2020	—	—
Additional paid-in capital	337	699
Accumulated deficit	(1,949)	(1,886)
Accumulated other comprehensive loss	(7)	(5)
Total stockholders' deficit	(1,619)	(1,192)
Total liabilities and stockholders' deficit	$4,570	$4,570

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share data)
Net revenue	$13,708	$14,145	$9,127
Cost of goods sold	9,813	10,033	6,980
Gross profit	3,895	4,112	2,147
Operating expenses:
Customer service and merchant fees	584	510	357
Advertising	1,378	1,412	1,096
Selling, operations, technology, general and administrative	2,015	1,830	1,624
Customer service center impairment and other charges	12	—	—
Total operating expenses	3,989	3,752	3,077
(Loss) income from operations	(94)	360	(930)
Interest expense, net	(32)	(146)	(55)
Other (expense) income, net	(4)	(9)	3
(Loss) income before income taxes	(130)	205	(982)
Provision for income taxes, net	1	20	3
Net (loss) income	$(131)	$185	$(985)
(Loss) earnings per share:
Basic	$(1.26)	$1.93	$(10.68)
Diluted	$(1.26)	$1.86	$(10.68)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	104	96	92
Diluted	104	99	92

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net (loss) income	$(131)	$185	$(985)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2)	(3)	—
Comprehensive (loss) income	$(133)	$182	$(985)

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
		(in millions)
Balance at December 31, 2018	91	$—	$754	$(1,083)	$(2)	$(331)
Net loss	—	—	—	(985)	—	(985)
Issuance of common stock upon vesting of RSUs	3	—	—	—	—	—
Shares withheld related to net settlement of RSUs	—	—	(2)	—	—	(2)
Equity-based compensation expense	—	—	240	—	—	240
Cumulative effect of adopting new leasing standard	—	—	—	3	—	3
Equity component of issuance of convertible notes, net of premium paid on capped calls (Note 6)	—	—	131	—	—	131
Balance at December 31, 2019	94	—	1,123	(2,065)	(2)	(944)
Net income	—	—	—	185	—	185
Other comprehensive loss	—	—	—	—	(3)	(3)
Issuance of common stock upon vesting of RSUs	3	—	—	—	—	—
Equity-based compensation expense	—	—	294	—	—	294
Repurchase of common stock	(1)	—	(380)	—	—	(380)
Shares issued upon conversion of convertible notes (Note 6)	4	—	426	—	—	426
Reacquisition of equity component from repurchases and conversions of convertible notes, net of taxes (Note 6)	—	—	(842)	—	—	(842)
Cumulative effect of adopting new credit allowance standard	—	—	—	(6)	—	(6)
Equity component of issuance of convertible notes, net of premium paid on capped calls (Note 6)	—	—	78	—	—	78
Balance at December 31, 2020	100	—	699	(1,886)	(5)	(1,192)
Net loss	—	—	—	(131)	—	(131)
Other comprehensive loss	—	—	—	—	(2)	(2)
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation expense	—	—	372	—	—	372
Repurchase of common stock	(1)	—	(300)	—	—	(300)
Shares issued upon conversion of convertible notes (Note 6)	4	—	265	—	—	265
Cumulative effect of adopting new convertible debt standard	—	—	(699)	68	—	(631)
Balance at December 31, 2021	105	$—	$337	$(1,949)	$(7)	$(1,619)

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cash flows from (for) operating activities:
Net (loss) income	$(131)	$185	$(985)
Adjustments to reconcile net (loss) income to net cash flows from (for) operating activities
Depreciation and amortization	322	286	192
Equity-based compensation	344	276	227
Amortization of discount and issuance costs on convertible notes	7	134	62
Loss on impairment	12	—	—
Other non-cash adjustments	6	13	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(118)	(15)	(49)
Inventories	(17)	10	(15)
Prepaid expenses and other current assets	(28)	(61)	(32)
Other assets	—	(1)	(1)
Accounts payable and other current liabilities	9	532	393
Other liabilities	4	58	13
Net cash flows from (for) operating activities	410	1,417	(197)

Cash flows for investing activities:
Purchase of short- and long-term investments	(989)	(481)	(554)
Sale and maturities of short- and long-term investments	749	580	115
Purchase of property and equipment	(101)	(186)	(272)
Site and software development costs	(179)	(149)	(129)
Other investing activities, net	5	—	(15)
Net cash flows for investing activities	(515)	(236)	(855)

Cash flows (for) from financing activities:
Proceeds from borrowings	—	200	—
Repayment of borrowings	—	(200)	—
Proceeds from issuance of convertible notes, net of issuance costs	—	2,028	935
Premiums paid for capped call confirmations	—	(255)	(145)
Payments to extinguish convertible debt	—	(1,040)	—
Repurchase of common stock	(300)	(380)	—
Other financing activities, net	(3)	—	(3)
Net cash flows (for) from financing activities	(303)	353	787
Effect of exchange rate changes on cash and cash equivalents	(16)	13	(2)
Net (decrease) increase in cash and cash equivalents	(424)	1,547	(267)

Cash and cash equivalents:
Beginning of year	2,130	583	850
End of year	$1,706	$2,130	$583

Supplemental Cash Flow Information:
Cash paid for interest on long-term debt	$27	$17	$8
Non-cash impact to equity upon conversion of convertible notes, net of taxes	$265	$307	$—
Purchase of property and equipment included in accounts payable and other liabilities	$41	$30	$41

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Description of Business and Basis of Presentation

Wayfair Inc. is one of the world's largest online destinations for the home. Through its e-commerce business model, Wayfair offers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over thirty-three million products from over 23,000 suppliers. These financial statements consolidate the operations and accounts of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, references to “we,” “us” and “our” refer to Wayfair Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated. Below is a summary of Wayfair’s wholly-owned subsidiaries with operations:

Subsidiary	Location
Wayfair LLC	U.S.
CastleGate Logistics Inc.	U.S.
CastleGate Trade Services LLC	U.S.
SK Retail, Inc.	U.S.
Wayfair Maine LLC	U.S.
Wayfair Transportation LLC	U.S.
Wayfair Securities Corporation	U.S.
Fairway Insurance Inc.	U.S.
Wayfair Stores Limited	Republic of Ireland
Wayfair (UK) Limited	United Kingdom
Wayfair Deutschland Ltd. & Co. KG	Germany
CastleGate Logistics Canada Inc.	Canada
Wayfair Canada ULC	Canada
CastleGate Logistics Hong Kong Limited	Hong Kong
Wayfair (BVI) Ltd.	British Virgin Islands
Wayfair Shanghai Ltd.	China
Wayfair Poland sp. z o.o	Poland

In the current year, Wayfair changed its presentation from thousands to millions. As a result of the change in presentation, prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to current period presentation and certain current and prior period amounts may not recalculate due to rounding.
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
Cash and Cash Equivalents
Wayfair considers all highly liquid investments purchased with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash. Cash equivalents, which consist primarily of money market accounts and certificates of deposits with original maturities of three months or less, are carried at cost, which approximates fair value.

Notes to Consolidated Financial Statements (Continued)

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
From time to time, Wayfair may enter into equity investments that align with our organizational strategies and growth initiatives. Equity investments in companies for which we do not have the ability to exercise significant influence are accounted for at estimated fair value, with adjustments for observable changes in prices or impairments, and are classified as other non-current assets on our consolidated balance sheets with adjustments recognized in other (expense) income, net on our consolidated statements of operations. Each reporting period, we perform a qualitative assessment to evaluate whether each investment is impaired. Our assessment includes a review of recent operating results and trends, recent sales or acquisitions of the investee securities and other readily observable information. If the investment is impaired, we write it down to its estimated fair value.
Equity investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee, and we classify equity-method investments as other non-current assets on our consolidated balance sheets. Our share of the earnings or losses as reported by equity-method investees, amortization of basis differences, related gains or losses, and impairments, if any, are recognized in our consolidated statements of operations. Each reporting period, we evaluate whether declines in fair value below carrying value are other-than-temporary and if so, we write down the investment to its estimated fair value.
Concentrations of Credit Risk
Financial instruments that subject Wayfair to credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The risk for cash and cash equivalents is minimized by Wayfair's policy to maintain these balances with major financial institutions of high-credit quality. At times, cash balances may exceed federally insured limits; however, to date, Wayfair has not incurred any losses on these investments. As of December 31, 2021 and 2020, Wayfair had $187 million and $281 million in banks located outside of the U.S. The risk for short-term investments is minimized by Wayfair's policy of investing in financial instruments issued by highly-rated financial institutions.
Accounts Receivable, Net
Accounts receivable are stated net of the allowance for credit losses, which are recorded based on historical losses as well as management's expectation of future collections. Uncollectible amounts are written off against the allowance after all collection efforts have been exhausted. Wayfair's exposure to credit loss is minimized through fraud assessments performed prior to customer checkout and Wayfair's policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. Further, management believes credit risk is mitigated since approximately 99% of the net revenue recognized for the twelve months ended December 31, 2021 was collected in advance of recognition.
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

Notes to Consolidated Financial Statements (Continued)

Property and Equipment, Net
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
Leases
Wayfair generally leases office and warehouse facilities under noncancelable agreements. Upon each agreement's commencement date, we determine if the agreement is part of an arrangement that is or that contains a lease, determine the lease classification and recognize right-of-use ("ROU") assets and lease liabilities for all leases with the exception of leases with terms of 12 months or less. We have arrangements with lease and non-lease components, and we account for lease and non-lease components as a single lease component for our corporate headquarters offices and field offices. For all other lease arrangements, we account for lease and non-lease components separately. Operating lease ROU assets are classified in operating lease right-of-use assets in the consolidated balance sheets. Operating lease liabilities are classified as other current liabilities and operating lease liabilities based on when lease payments are due. As of December 31, 2021 and 2020 we did not have material finance lease arrangements.

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

Notes to Consolidated Financial Statements (Continued)

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
Foreign Currency Translation
The functional currency of Wayfair is the U.S. dollar, while the functional currencies of certain wholly-owned subsidiaries outside the U.S. are as follows:

Subsidiary	Functional Currency
Wayfair Stores Limited	Euro
Wayfair Deutschland Ltd & Co KG	Euro
Wayfair (BVI) Ltd.	Euro
Wayfair (UK) Limited	Pound sterling
CastleGate Logistics Canada Inc.	Canadian dollar
Wayfair Canada ULC	Canadian dollar
CastleGate Logistics Hong Kong Limited	Hong Kong dollar
Wayfair Shanghai Ltd.	Yuan
Wayfair Poland sp. z.o.o.	Polish zloty
The financial statements of Wayfair are translated to U.S. dollars using year-end exchange rates for assets and liabilities and average exchange rates for revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive (loss) income below net (loss) income and accumulated other comprehensive loss within total stockholders’ deficit. Transaction gains and losses are included in other (expense) income, net, which is reflected in net (loss) income.
Revenue Recognition
Wayfair primarily generates net revenue through product sales on its family of sites.
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

Notes to Consolidated Financial Statements (Continued)

Wayfair has three types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are initially recorded in unearned revenue within other current liabilities, and are recognized as net revenue when the products are delivered, (ii) unredeemed gift cards and site credits, which are initially recorded in unearned revenue within other current liabilities, and are recognized in the period they are redeemed, and (iii) membership rewards redeemable for future purchases, which are earned by customers on purchases made through the Credit Card Program, and are initially recorded in other current liabilities, and recognized as net revenue when redeemed. The portion of gift cards and store credits not expected to be redeemed are recognized as net revenue based on a pattern of historical redemptions, which are substantially within twenty-four months from the date of issuance.
Cost of Goods Sold
Costs of goods sold consists of:
Product Costs: Wayfair capitalizes into inventory the price we pay to suppliers for products purchased by Wayfair, direct and indirect labor costs, rent, depreciation and inbound shipping and handling costs. Product costs are offset by rebates Wayfair earns through allowances and supplier incentive programs. Wayfair earns rebates when goods are shipped, and amounts earned and due from suppliers under these rebate programs are included in other current assets and are reflected as a reduction of cost of goods sold. Vendor allowances earned on Wayfair owned inventory reduce the carrying cost of inventory and are recognized in cost of goods sold when the inventory is sold. Product costs are also offset by media and merchandising offerings provided to our suppliers, which are not considered distinct from the purchase of goods from those suppliers.
Shipping and Fulfillment Costs: Shipping costs include outbound shipping costs. Fulfillment costs include costs incurred to operate and staff our fulfillment centers and provide other inbound supply chain services such as ocean freight and drayage. Costs to operate and staff the CastleGate and WDN networks include rent and depreciation expenses associated with various facilities, costs to receive, inspect, pick, package and prepare customer orders for delivery, and direct and indirect labor costs including payroll, payroll-related benefits and equity-based compensation. Shipping and fulfillment costs are offset by fees earned by providing logistic services to suppliers including order fulfillment, warehousing and inbound supply chain services such as ocean freight and drayage through Wayfair's CastleGate business. Fulfillment fees are earned upon completion of preparing customer orders for shipment, warehousing fees are earned upon completion of each storage date and inbound supply chain services are earned on a straight-line basis as the shipments move from origin to destination. Shipping and fulfillment costs were $2.1 billion, $2.0 billion and $1.4 billion, for the years ended December 31, 2021, 2020 and 2019.
Customer Service and Merchant Fees
Customer service and merchant fees consist of labor-related costs, including payroll, payroll-related benefits and equity-based compensation of our employees involved in customer service activities, merchant processing fees associated with customer payments made by credit cards and debit cards and other variable fees. Merchant processing fees totaled $275 million, $268 million and $180 million in the years ended December 31, 2021, 2020 and 2019.
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

Notes to Consolidated Financial Statements (Continued)

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
(Loss) Earnings Per Share
Wayfair follows the two-class method when computing (loss) earnings per share for its two issued classes of common stock - Class A and Class B. Basic (loss) earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period plus, if dilutive, common stock equivalents outstanding during the period and stock issuable upon conversion of our convertible debt instruments. Wayfair's common stock equivalents consist of shares issuable upon the release of restricted stock units, and to a lesser extent, the incremental shares of common stock issuable upon the exercise of stock options. The dilutive effect of these common stock equivalents is reflected in diluted (loss) earnings per share by application of the treasury stock method. The dilutive effect of shares issuable upon conversion of our convertible debt instruments are included in the calculation of diluted (loss) earnings per share under the if-converted method.
For periods in which Wayfair has reported net losses, diluted (loss) earnings per share is the same as basic (loss) earnings per share, as the effects of common stock equivalents outstanding and shares issuable upon conversion of convertible debt instruments are antidilutive and therefore excluded from the calculation of diluted (loss) earnings per share.
Wayfair allocates undistributed earnings between the classes on a one-to-one basis when computing (loss) earnings per share. As a result, basic and diluted (loss) earnings per Class A and Class B shares are equivalent.
Adoption of New Accounting Principles
Convertible Debt

Notes to Consolidated Financial Statements (Continued)

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
The adoption of ASU 2020-06 resulted in the following adjustments to the consolidated balance sheets:

	January 1, 2021	Adoption of ASU 2020-06	December 31, 2020
	(in millions)
Balance sheet line item:
Long-term debt	$3,310	$651	$2,659
Other non-current liabilities	$47	$(20)	$67
Additional paid-in capital	$—	$(699)	$699
Accumulated deficit	$(1,818)	$68	$(1,886)
The adoption of ASU 2020-06 resulted in the following adjustments to our calculations of basic and diluted loss per share for the year ended December 31, 2021:

	Under ASU 2020-06	Difference	Under Legacy Accounting
Loss per share:
Basic	$(1.26)	$1.33	$(2.59)
Diluted	$(1.26)	$1.33	$(2.59)
The adoption of ASU 2020-06 did not materially impact our cash flows or compliance with debt covenants.
Income Taxes
Wayfair adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes on January 1, 2021, using the modified retrospective approach. This ASU simplifies the accounting for income taxes, removes certain exceptions to the general principles in Topic 740, and clarifies and amends existing guidance to improve consistent application. The effect of adoption of the new guidance was not material to our consolidated financial statements.

Notes to Consolidated Financial Statements (Continued)

2. Supplemental Financial Statement Disclosures

Accounts Receivable, Net

As of December 31, 2021, we reported accounts receivable of $226 million, net of allowance for credit losses of $12 million. As of December 31, 2020, we reported accounts receivable of $110 million, net of allowance for credit losses of $21 million. The changes in the allowance for credit losses were not material for the year ended December 31, 2021. Management believes credit risk is mitigated since approximately 99% of the net revenue recognized for the year ended December 31, 2021 was collected in advance of recognition.

Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in millions)
Prepaid expenses and other current assets:
Deferred costs in transit	$122	$156
Prepaid expenses	93	50
Supplier receivables and credits receivable	70	62
Other current assets	33	24
Total prepaid expenses and other current assets	$318	$292

Other Non-current Assets
The following table presents the components of other non-current assets as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in millions)
Other non-current assets:
Goodwill and intangible assets, net	$16	$17
Other non-current assets	19	15
Total other non-current assets	$35	$32
Amortization expense related to intangible assets was $1 million, $2 million and $1 million for the years ended December 31, 2021, 2020 and 2019. Goodwill was $0.4 million for the years ended December 31, 2021 and 2020. For the years ended December 31, 2021, 2020 and 2019, no impairment of goodwill or intangible assets had been recorded.

Notes to Consolidated Financial Statements (Continued)

Other Current Liabilities
The following table presents the components of other current liabilities as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in millions)
Other current liabilities:
Unearned revenue	$299	$293
Employee compensation and related benefits	176	155
Short-term lease liability (Note 5)	110	97
Advertising	83	90
Sales tax payable	61	105
Sales return allowance	61	73
Other accrued expenses and current liabilities	261	196
Total other current liabilities	$1,051	$1,009
Contractual liabilities included in unearned revenue and other accrued expenses and current liabilities were $299 million and $7 million, respectively, at December 31, 2021, and $293 million and $6 million, respectively, at December 31, 2020. During the year ended December 31, 2021, Wayfair recognized $237 million and $5 million of net revenue included in unearned revenue and other accrued expenses and current liabilities, which was recorded as of December 31, 2020.
3. Cash and Cash Equivalents, Investments and Fair Value Measurements
Investments
As of December 31, 2021 and 2020, all of Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. Wayfair did not have any realized gains nor losses during the years ended December 31, 2021 and 2019. During the year ended December 31, 2020, Wayfair collected $161 million of proceeds from the sale of long-term investments and recognized a realized gain of $1 million. During the years ended December 31, 2021, December 31, 2020 and December 31, 2019, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. Further, as of December 31, 2021 and December 31, 2020, Wayfair did not record an allowance for credit losses related to its available-for-sale debt securities.
In the second quarter of 2021, Wayfair entered into an agreement with a vendor in which Wayfair received warrants to acquire shares of the vendor’s common stock. In the third quarter of 2021, the vendor completed an initial public offering of its common stock. As of December 31, 2021, these warrants, which vest over a five-year period, were valued at approximately $3 million and were classified in other non-current assets. We recorded a decrease in the fair value of the warrants in the year ended December 31, 2021 of $3 million in other (expense) income, net on our consolidated statements of operations.
Furthermore, we have committed to make $20 million of other equity investments in connection with our impact investment initiatives. In 2021, Wayfair made a $5 million initial investment which was accounted for under the equity method and presented in other non-current assets.
The following tables present details of Wayfair’s investment securities as of December 31, 2021 and 2020:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Short-term:
Investment securities	$693	$—	$—	$693
Total	$693	$—	$—	$693

Notes to Consolidated Financial Statements (Continued)

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Short-term:
Investment securities	$462	$—	$—	$462
Total	$462	$—	$—	$462
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

Notes to Consolidated Financial Statements (Continued)

The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents:
Cash	$906	$—	$—	$906
Cash equivalents	800	—	—	800
Total cash and cash equivalents	1,706	—	—	1,706
Short-term investments:
Investment securities	—	693	—	693
Total	$1,706	$693	$—	$2,399

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents:
Cash	$639	$—	$—	$639
Cash equivalents	1,491	—	—	1,491
Total cash and cash equivalents	2,130	—	—	2,130
Short-term investments:
Investment securities	—	462	—	462
Other non-current assets:
Certificate of deposit	5	—	—	5
Total	$2,135	$462	$—	$2,597

4. Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in millions)
Furniture and computer equipment	$557	$528
Site and software development costs	592	431
Leasehold improvements	457	399
Construction in progress	35	29
	1,641	1,387
Less: Accumulated depreciation and amortization	(967)	(703)
Property and equipment, net	$674	$684
Depreciation and amortization expense was $322 million, $284 million and $192 million, of which $171 million, $132 million and $82 million was attributable to the amortization expense of site and software development costs for the years ended December 31, 2021, 2020 and 2019. For the year ended December 31, 2021, in connection with the consolidation of certain customer service centers in identified U.S. locations, we recorded a charge of $5 million for the non-cash accelerated depreciation of fixed assets. Refer to Note 5, Leases, for additional detail. For the years ended December 31, 2020 and 2019, no impairment of long-lived assets had been recorded. Total costs capitalized of site and software development costs, net of accumulated amortization, totaled $193 million and $158 million as of December 31, 2021 and 2020.

Notes to Consolidated Financial Statements (Continued)

5. Leases
Wayfair has lease arrangements for warehouses, Wayfair Delivery Network facilities, which includes consolidation centers, cross docks and last mile delivery facilities and office spaces. These leases expire at various dates through 2036. Operating lease expense was $160 million, $159 million and $122 million in 2021, 2020 and 2019. Sublease income was $17 million in 2021 and $11 million in 2020 and immaterial in 2019.
The following table presents other information related to leases:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Supplemental cash flows information:
Cash payments included in operating cash flows from lease arrangements	$169	$157	$109
Right-of-use assets obtained in exchange for lease obligations	$183	$134	$301

	December 31, 2021	December 31, 2020	December 31, 2019
Additional lease information:
Weighted average remaining lease term	8 years	8 years	10 years
Weighted average discount rate	6.0%	6.5%	6.7%
Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

Amount
(in millions)
2022	$162
2023	181
2024	177
2025	168
2026	155
Thereafter	422
Total future minimum lease payments	1,265
Less: Imputed interest	(263)
Total	$1,002
The following table presents total operating leases liabilities:

	December 31, 2021	December 31, 2020
	(in millions)
Balance sheet line item:
Other current liabilities	$110	$97
Operating lease liabilities	892	870
Total operating leases liabilities	$1,002	$967
As of December 31, 2021, the Company has entered into $304 million of additional operating leases, primarily related to build-to-suit warehouse and retail leases that have not yet commenced. As the Company does not control the underlying assets during the construction period, the company is not considered the owner of the construction project for accounting purposes. These operating leases will commence between 2022 and 2026 with lease terms of 2 to 20 years.

Notes to Consolidated Financial Statements (Continued)

Customer service center impairment and other charges
During the year ended December 31, 2021, we enacted a plan to consolidate certain customer service centers in identified U.S. locations. As a result, we recorded a charge of $12 million during the year ended December 31, 2021, which included $6 million for the non-cash impairment of ROU assets, $5 million for the non-cash accelerated depreciation of fixed assets and the remainder for other items.
6. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing as of the dates presented:

	December 31, 2021			December 31, 2020
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount
	(in millions)
Revolving Credit Facility			$—			$—
2022 Notes	$3	$—	3	$18	$(2)	16
2024 Notes	575	(6)	569	575	(133)	442
2026 Notes	949	(9)	940	949	(243)	706
2025 Notes	1,518	(13)	1,505	1,518	(290)	1,228
2025 Accreting Notes	36	(1)	35	289	(22)	267
Total Debt			$3,052			$2,659
Short-term debt			$—			$—
Long-term debt			$3,052			$2,659
Revolving Credit Facility
On March 24, 2021, Wayfair and certain of its subsidiaries (together, the “Guarantors”) and Wayfair LLC, a wholly-owned subsidiary of Wayfair, as borrower (the “Borrower”), entered into a new credit agreement (the “Credit Agreement”) with the lending institutions from time-to-time parties thereto and Citibank, N.A., in its capacity as administrative agent, collateral agent, swingline lender and a letter of credit issuer. The Credit Agreement provides for a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). The Revolver replaced our previous $200 million senior secured revolving credit facility (the “Previous Revolver”), which was set to mature on February 21, 2022. Wayfair paid all amounts owed under the Previous Revolver and terminated all lending commitments thereunder. Debt issuance costs for the Revolver are included in other non-current assets and are amortized to interest expense over the Revolver’s term. There were no revolving loans outstanding under the Revolver as of December 31, 2021.
Under the Credit Agreement, the Borrower may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had approximately $59 million outstanding letters of credit as of December 31, 2021, primarily as security for lease agreements, which reduced the availability of credit under the Revolver. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.
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
On October 11, 2021, the parties amended the Credit Agreement ("Amendment No. 1") to reflect technical and administrative changes related to the phase out of LIBOR and the implementation of SONIA with respect to loans denominated in Pounds Sterling. Following Amendment No. 1, the Revolver borrowings bear interest through maturity at a variable rate based upon, at the Borrower’s option, (i) the LIBOR rate, (ii) the base rate (which is the highest of (x) the prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate and (z) 1.00% in excess of the one-month LIBOR rate) or (3) with respect to loans denominated in Pounds Sterling, the RFR rate (which is the greater of (x) the SONIA rate and (y) 0.00%), plus, in each case an applicable margin. As of December 31, 2021, the applicable margin for LIBOR loans is 1.25% per annum, the applicable

Notes to Consolidated Financial Statements (Continued)

margin for base rate loans is 0.25% per annum and the applicable margin for RFR loans is 1.2826% per annum. The applicable margin is subject to specified changes depending on Wayfair’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrower and the Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of their businesses. The Revolver also contains customary events of default, subject to thresholds and grace periods, including, among others, payment default, covenant default, cross default to other material indebtedness and judgment default. In addition, the Credit Agreement requires Wayfair to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. As of December 31, 2021, Wayfair was in compliance with all covenants.
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
Convertible Accreting Notes
In April 2020, Wayfair issued $535.0 million in aggregate original principal amount of 2.50% Accreting Convertible Senior Notes due 2025 (the "2025 Accreting Notes", and collectively with the Non-Accreting Notes, the “Notes”) to Great Hill, CBEP Investments, LLC ("Charlesbank") and The Spruce House Partnership LLC. The 2025 Accreting Notes are fully and unconditionally guaranteed on a senior unsecured basis by Wayfair LLC, a wholly-owned subsidiary of Wayfair Inc., as

Notes to Consolidated Financial Statements (Continued)

guarantor. No cash interest is payable on the 2025 Accreting Notes. Instead, the 2025 Accreting Notes accrue interest at a rate of 2.50% per annum, which accretes to the principal amount on April 1 and October 1 of each year. The 2025 Accreting Notes will mature on April 1, 2025, unless earlier purchased, redeemed or converted. The annual effective interest rate of the 2025 Accreting Notes is 2.7%.
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

Notes to Consolidated Financial Statements (Continued)

•upon the occurrence of specified corporate events (as set forth in the applicable indenture).
On or after the applicable Free Convertibility Date until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, holders of the Non-Accreting Notes may convert their Non-Accreting Notes at any time.
The following Non-Accreting Notes are convertible during the calendar quarter ended March 31, 2022: the 2022 Notes, the 2024 Notes and the 2026 Notes. The 2025 Notes are not convertible during the first quarter of 2022.
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
Accounting for the Notes After the Adoption of ASU 2020-06
Wayfair adopted ASU 2020-06 on January 1, 2021 as further described in Note 1, Summary of Significant Accounting Policies. Following the adoption of ASU 2020-06, the Notes are recorded as a single unit within liabilities in the consolidated balance sheets as the conversion features within the Notes are not derivatives that require bifurcation and the Notes do not involve a substantial premium.

Transaction costs to issue the Notes were recorded as direct deductions from the related debt liabilities and amortized to interest expense using the effective interest method over the terms of the corresponding Notes.

Interest for the Accreting Notes is amortized to interest expense, net using the effective interest method over the term of the Accreting Notes and recorded to other long-term liabilities in the consolidated balance sheets. Upon accretion to the principal amount on April 1 and October 1 of each year, Wayfair will reclassify the interest accrued as of that date to long-term debt.

Notes to Consolidated Financial Statements (Continued)

Accounting for the Notes Before the Adoption of ASU 2020-06
Prior to the adoption of ASU 2020-06, in accounting for the issuance of the Non-Accreting Notes, Wayfair separated the Non-Accreting Notes into liability and equity components. The carrying amount of each Non-Accreting Note's liability component was calculated by measuring the fair value of a similar liability that did not have an associated convertible feature. The carrying amount of each Non-Accreting Note's equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to Wayfair's own stock, was determined by deducting the fair value of the Non-Accreting Note's liability component from the par value of the Non-Accreting Note. The difference between the carrying amount of the Non-Accreting Note and the liability component represents the debt discount for the Non-Accreting Note, which was recorded as a direct deduction from the related debt liabilities and is amortized to interest expense using the effective interest method over the term of the Non-Accreting Note.

The equity components of the 2022 Notes, 2024 Notes, 2026 Notes and 2025 Notes of approximately $96 million, $182 million, $280 million and $297 million, respectively, were included in additional paid-in capital and were not remeasured as long as they continued to meet the conditions for equity classification. Wayfair allocated transaction costs related to the components of the Non-Accreting Notes using the same proportions as the proceeds from the corresponding Non-Accreting Notes. Transaction costs attributable to the liability components were recorded as direct deductions from the related debt liabilities and amortized to interest expense over the terms of the corresponding Non-Accreting Notes, and transaction costs attributable to the equity components were netted with the corresponding equity components in shareholders’ deficit.

In accounting for the issuance of the 2025 Accreting Notes, Wayfair determined there was a beneficial conversion feature, which represented the excess of the fair value of the underlying common stock at the commitment date less the effective conversion price of the shares convertible at that time. The beneficial conversion feature of $39 million was recorded to additional paid-in capital and represented a debt discount to the 2025 Accreting Notes, which was recorded as a direct deduction from the related debt liability. It is amortized to interest expense using the effective interest method over the term of the 2025 Accreting Notes. All transaction costs incurred were recorded as a direct deduction from the related debt liability and were amortized to interest expense using the effective interest method over the term of the 2025 Accreting Notes. Interest for the 2025 Accreting Notes was amortized to interest expense using the effective interest method over the term of the 2025 Accreting Notes and recorded to other long-term liabilities. Upon accretion to the principal amount on April 1 and October 1 of each year, Wayfair reclassified the interest accrued as of that date to long-term debt. The beneficial conversion feature for additional shares, which would be issued upon conversion of paid-in-kind interest, was recorded as additional interest expense and additional paid-in capital over the term of the 2025 Accreting Notes as such interest accrued.
Proceeds from Notes Transactions
The net proceeds from the sale of the 2022 Notes, 2024 Notes, 2026 Notes, 2025 Notes and 2025 Accreting Notes were approximately $420 million, $562 million, $935 million, $1.5 billion and $527 million, respectively, after deducting the initial purchasers’ discounts, if applicable, and the offering expenses payable by Wayfair. We used approximately $44 million, $93 million, $146 million and $255 million of the net proceeds from the 2022 Notes, 2024 Notes, 2026 Notes and 2025 Notes, respectively, to purchase the Capped Calls. We intend to use the remainder of the net proceeds from the Notes for working capital and general corporate purposes, including, but not limited to, operating and capital expenditures. We may also use a portion of the net proceeds to finance acquisitions, strategic transactions, investments, repurchases of our Class A common stock or the repayment, redemption, purchase or exchange of indebtedness (including the Notes).
Conversions of Notes in 2021 After the Adoption of ASU 2020-06
During the year ended December 31, 2021, holders of the 2022 Notes and 2026 Notes converted $15 million of aggregate principal and received 147,414 shares of Wayfair’s Class A common stock. During the year ended December 31, 2021, Great Hill converted $253 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair's Class A common stock. In aggregate, these conversions increased additional paid-in capital by $265 million for the year ended December 31, 2021

Notes to Consolidated Financial Statements (Continued)

Extinguishment and Conversions of Notes in 2020 Before the Adoption of ASU 2020-06
During the year ended December 31, 2020, Wayfair used $1.0 billion of the net proceeds from the issuance of the 2025 Notes to repurchase for cash in privately negotiated repurchase transactions $343 million in aggregate principal amount of the 2022 Notes.
Additionally, in 2020, $70 million aggregate principal of the 2022 Notes were settled upon conversion by the holders for 670,610 shares of Wayfair’s Class A common stock. In accounting for these transactions, Wayfair allocated $380 million of the total fair value of the consideration received from the 2025 Notes to the debt component of the repurchased 2022 Notes by estimating the fair value of a similar liability that did not have an associated convertible feature. The $13 million loss on extinguishment of the 2022 Notes recorded to other (expense) income, net, primarily represents the difference between the total fair value of consideration allocated to the debt component and the $369 million carrying value, net of the remaining unamortized debt discount and debt issuance costs. Wayfair applied the $832 million residual value of the total fair value of the consideration to the equity component in additional paid-in capital.
During the year ended December 31, 2020, Charlesbank converted $253 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair’s Class A common stock. Upon Charlesbank's conversion of the 2025 Accreting Notes, the remaining debt discount for those notes of $20 million was immediately recognized as interest expense in the fourth quarter of 2020.
Interest Expense
The following table presents total interest expense recognized for the Notes for the years ended December 31:

	Year Ended December 31,
	2021			2020
Convertible Notes	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense
	(in millions)
2022 Notes	$—	$—	$—	$1	$14	$15
2024 Notes	7	2	9	6	28	34
2026 Notes	9	2	11	10	35	45
2025 Notes	10	3	13	4	20	24
2025 Accreting Notes	(1)	—	(1)	8	26	34
Total	$25	$7	$32	$29	$123	$152
Fair Value of Notes
The estimated fair value of the 2022 Notes, 2024 Notes, 2026 Notes, 2025 Notes and 2025 Accreting Notes was $5 million, $1.0 billion, $1.4 billion, $1.4 billion and $95 million, respectively, as of December 31, 2021. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs including volatility and credit spread. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Cash and Cash Equivalents, Investments and Fair Value Measurements. The if-converted value of the 2022 Notes, 2024 Notes, 2026 Notes and 2025 Accreting Notes exceeded the principal value by $2 million, $363 million, $265 million and $59 million, respectively, as of December 31, 2021. The if-converted value of the 2025 Notes did not exceed the principal value as of December 31, 2021.
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

Notes to Consolidated Financial Statements (Continued)

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
7. Commitments and Contingencies
Purchase Obligations
Wayfair has entered into purchase obligations that represent enforceable and legally binding software license and freight commitments. Our payments due under these purchase obligations are $237 million in 2022, $36 million in 2023, $29 million in 2024, $1 million in 2025, and no other commitments thereafter. These payments exclude payments for contracts that are able to be canceled, both in full or in part, since they do not represent legally binding arrangements.
Collection of Sales or Other Similar Taxes
Wayfair has historically collected and remitted sales tax based on the locations of its physical operations. On June 21, 2018, the U.S. Supreme Court rendered a 5-4 majority decision in South Dakota v. Wayfair Inc., 17-494. Among other things, the Court held that a state may require an out-of-state seller with no physical presence in the state to collect and remit sales taxes on goods the seller ships to consumers in the state, overturning existing court precedent. Several states and other taxing jurisdictions have presented, or indicated that they may present, Wayfair with sales tax assessments. The aggregate assessments received as of December 31, 2021 are not material to Wayfair's business and Wayfair does not expect the Court's decision to have a significant impact on its business.
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
On November 18, 2020, certain of our present and former directors, along with Great Hill Partners, L.P., Great Hill, Charlesbank Capital Partners, LLC and Charlesbank, were named as defendants in a shareholder derivative lawsuit filed in the Court of Chancery of the State of Delaware by the Equity-League Pension Trust Fund. Wayfair was named as a nominal defendant. The derivative complaint primarily alleged that the director defendants breached their fiduciary duties with respect to Wayfair’s issuance of the 2025 Accreting Notes, and further alleged that the non-director defendants were unjustly enriched on the basis of the issuance. The complaint asserted causes of action for breach of fiduciary duty and unjust enrichment and sought

Notes to Consolidated Financial Statements (Continued)

disgorgement of proceeds received as a result of the issuance, other equitable relief and damages and attorneys’ fees and costs. On February 16, 2021, the named director defendants and Wayfair filed motions to dismiss the complaint with prejudice and Great Hill and Charlesbank each filed separate motions to dismiss the complaint. On November 30, 2021, the court issued an order dismissing all claims. The plaintiff did not appeal the dismissal by the December 30, 2021 appeal deadline.
8. Employee Benefit Plans
Wayfair has a defined-contribution, incentive savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have reached the age of 21 years. Employees may elect to defer compensation up to a dollar limit (as allowable by the Internal Revenue Code), of which up to 4% of an employee's salary will be matched by Wayfair. The amounts deferred by the employee and the matching amounts contributed by Wayfair both vest immediately. The amount expensed under the plan totaled approximately $35 million, $32 million and $28 million in the years ended December 31, 2021, 2020 and 2019.
9. Stockholders’ Deficit
Preferred Stock
Wayfair authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of December 31, 2021, Wayfair had no shares of undesignated preferred stock issued or outstanding.
Common Stock
Wayfair authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 79,150,937 and 72,980,490 shares of Class A common stock and 25,691,761 and 26,564,234 shares of Class B common stock were outstanding as of December 31, 2021 and 2020. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if Wayfair's Board of Directors (the "Board"), in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since Wayfair's initial public offering through December 31, 2021, 56,346,653 shares of Class B common stock were converted to Class A common stock.
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700 million of Wayfair’s Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program”, together with the 2020 Repurchase Program, the "Repurchase Programs"). There is no stated expiration for the Repurchase Programs. Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
During the years ended December 31, 2021 and December 31, 2020, Wayfair repurchased $300 million and $380 million under authorized stock repurchase programs at an average price of $305.43 and $302.71 per share of Class A common stock, respectively. In 2022, Wayfair repurchased approximately $75 million under the Repurchase Programs at an average price of $136.80 per share of Class A common stock.

Notes to Consolidated Financial Statements (Continued)

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
The 2014 Plan initially made 8,603,066 shares of Class A common stock available for future award grants. The 2014 Plan also contains an evergreen provision whereby the shares available for future grants are increased on the first day of each calendar year from January 1, 2016 through and including January 1, 2024. As of January 1, 2022, 6,443,150 shares of Class A common stock were available for future grant under the 2014 Plan. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the 2010 and 2014 Plans are available for future grants under the 2014 Plan.
The following table presents activity relating to stock options for the year ended December 31, 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2020	19,046	$2.99	0.5
Options exercised	(19,026)	$2.99
Options forfeited/canceled	(20)	3.42
Outstanding and exercisable at December 31, 2021	—	$—	—
The intrinsic value of stock options exercised was $6 million and $5 million for the years ended December 31, 2021 and 2020.
The following table presents activity relating to RSUs for the year ended December 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	5,975,299	$134.03
RSUs granted	3,094,056	$269.88
RSUs vested	(2,624,087)	$128.36
RSUs forfeited/canceled	(1,215,560)	$172.28
Outstanding as of December 31, 2021	5,229,708	$208.62
The intrinsic value of RSUs vested was $735 million and $562 million for the years ended December 31, 2021 and 2020. The aggregate intrinsic value of RSUs unvested was $1.0 billion as of December 31, 2021. Unrecognized equity-based compensation expense related to RSUs expected to vest over time is $992 million with a weighted-average remaining vesting term of 1.3 years as of December 31, 2021.

Notes to Consolidated Financial Statements (Continued)

Equity-based compensation was classified as follows in the consolidated statements of operations for the years ended December 31:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Cost of goods sold	$12	$9	$5
Customer service and merchant fees	25	15	9
Selling, operations, technology, general and administrative	307	252	213
Total equity-based compensation	$344	$276	$227
Equity-based compensation costs capitalized as site and software development costs were $28 million and $17 million for the years ended December 31, 2021 and December 31, 2020. The amount qualifying for capitalization during the year ended December 31, 2019 was not material.
11. Income Taxes
The components of the provision for income taxes, net for the years ended December 31, 2021, 2020 and 2019 are presented below:

	2021	2020	2019
	(in millions)
Current:
Federal	$—	$—	$—
State	(1)	8	1
Foreign	1	2	2
Deferred:
Federal	—	9	—
State	1	1	—
Foreign	—	—	—
Provision for income taxes, net	$1	$20	$3
The actual provision for income taxes, net differs from the expected provision for income taxes computed at the U.S. Federal statutory tax rate of 21% due to the following:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
(Benefit) provision for income taxes at the federal statutory rate	$(27)	$43	$(206)

State income tax expense, net of federal benefit	(1)	19	(40)
Foreign tax rate differential	26	19	24
Non-deductible equity-based compensation expense	9	7	6
Windfall benefits from equity-based compensation	(70)	(51)	(29)
Change in valuation allowance	97	(27)	237
Limitation on officer's compensation	6	8	7
Intangible property basis step-up	(43)	—	—
Other	4	2	4
Provision for income taxes, net	$1	$20	$3

Notes to Consolidated Financial Statements (Continued)

The components of (loss) income before income taxes determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
U.S.	$171	$400	$(700)
Foreign	(301)	(195)	(282)
Total	$(130)	$205	$(982)
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2021	2020
	(in millions)
Deferred tax assets:
Accounts receivable	$3	$6
Inventories	2	1
Net operating loss carryforwards	499	434
Equity-based compensation expense	18	13
Intangible property	51	9
Accrued payroll	31	36
Accrued expenses and reserves	22	24
Leases	269	255
Other	1	—
Gross deferred tax assets	896	778
Less: Valuation allowance	(568)	(328)
Net deferred tax assets	328	450
Deferred tax liabilities:
Prepaid expenses	$(8)	$(5)
Capitalized technology	(42)	(35)
Property and equipment	(35)	(42)
Operating lease right-of-use asset	(228)	(212)
Convertible debt	(8)	(167)
481(a) adjustments	(5)	(8)
Other	(3)	(2)
Total deferred tax liabilities	(329)	(471)

Non-current net deferred tax liabilities	$(1)	$(21)
The valuation allowance increased by $240 million during 2021. The increase in the valuation allowance is the result of Wayfair establishing a valuation allowance related to the current year operating losses, the adoption of ASU 2020-06, the basis adjustment to intangible property, and adjustments to our operating loss carryforwards when we filed our returns.

In determining the need for a valuation allowance, Wayfair has given consideration to the cumulative book income and loss positions of each of its entities as well as its worldwide cumulative income position. We have assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. At December 31, 2021, we maintained a full valuation allowance against substantially all of our worldwide net deferred tax assets.

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2021, Wayfair had federal net operating loss carryforwards available to offset future federal taxable income of $1.3 billion. In addition, Wayfair had state net operating loss carryforwards available in the amount of $1.1 billion which are available to offset future state taxable income. Of the federal net operating loss carryforwards, $163 million begin to expire in the year ending December 31, 2037. The remaining $1.2 billion of federal net operating loss carryforwards do not expire. The state net operating loss carryforwards begin to expire in the year ending December 31, 2023. Our ability to utilize these federal and state net operating loss carryforwards may be limited in the future if we experience an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period. Through December 31, 2021, we have determined that none of our tax attributes were subject to such a restrictive limitation.
As of December 31, 2021, Wayfair also had foreign net operating loss carryforwards available to offset future foreign income of $1.2 billion. The Canadian net operating loss of $33 million will expire in the year ending December 31, 2038. The remaining foreign net operating loss carryforwards do not expire.

As of December 31, 2021, Wayfair has not provided for deferred income taxes on outside basis differences in its foreign subsidiaries of approximately $309 million since these basis differences are deemed to be indefinitely reinvested, or it is within the control of Wayfair to recognize these basis differences on a tax-free basis. Upon realization of the outside basis differences in the form of dividends or otherwise, we could be subject to income taxes as well as withholding taxes. The amount of taxes attributable to the outside basis differences, if realized, is expected to be immaterial.

Wayfair establishes reserves for uncertain tax positions based on management's assessment of exposures associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. Reserves for uncertain tax positions as of December 31, 2021 and 2020 are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against our net deferred tax assets.
Wayfair's policy is to recognize interest and penalties related to unrecognized tax benefits and penalties as a component of the provision for income taxes, net. Related to the unrecognized tax benefits noted above, we did not accrue any penalties and interest during 2021, 2020 or 2019 because we believe that such additional interest and penalties would be insignificant.
Wayfair's tax jurisdictions include the U.S., the UK, Germany, Ireland, Canada, Hong Kong and the British Virgin Islands. The statute of limitations with respect to our U.S. federal income taxes has expired for years prior to 2018. The relevant U.S. state statutes vary and years prior to 2016 are generally closed. The statute of limitations for our foreign income taxes vary, but have expired for years prior to 2016. However, preceding years remain open to examination by U.S. federal and state and foreign taxing authorities to the extent of future utilization of net operating losses generated in each preceding year.

Notes to Consolidated Financial Statements (Continued)

12. (Loss) Earnings per Share
The following table presents the calculation of basic and diluted (loss) earnings per share:

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share data)
Numerator:
Numerator for basic EPS - Net (loss) income	$(131)	$185	$(985)
Effect of dilutive securities:
Interest expense associated with convertible debt instruments	—	—	—
Numerator for diluted EPS - net (loss) income available to common stockholders after the effect of dilutive securities	$(131)	$185	$(985)
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	104	96	92
Effect of dilutive securities:
Restricted stock units	—	3	—
Convertible debt instruments	—	—	—
Dilutive potential common shares	—	3	—
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	104	99	92
(Loss) Earnings per Share:
Basic	$(1.26)	$1.93	$(10.68)
Diluted	$(1.26)	$1.86	$(10.68)
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted (loss) earnings per share were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Unvested restricted stock units	5	—	8
Shares related to convertible debt instruments	15	20	16
Total	20	20	24
Wayfair may settle conversions of the Non-Accreting Notes in cash, shares of Wayfair’s Class A common stock or any combination thereof at its election. Wayfair will settle conversions of the 2025 Accreting Notes in shares. The Capped Calls are generally expected to reduce the potential dilution of Wayfair's Class A common stock upon any conversion of the Notes and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Notes upon conversion of the Notes to the extent the market price per share of Wayfair’s Class A common stock is greater than the strike price of the Capped Calls (which corresponds to the initial conversion prices of the Non-Accreting Notes, subject to certain adjustments under the terms of the Capped Calls), with such reduction and/or offset capped at the Initial Cap Price. As of December 31, 2021, the number of shares of Wayfair's Class A common stock potentially issuable at the respective conversion prices of the 2022 Notes, 2024 Notes, 2026 Notes, 2025 Notes and 2025 Accreting Notes is 25,976 shares, 4,939,825 shares, 6,389,662 shares, 3,638,950 shares and 500,917 shares. Under the Capped Calls outstanding as of December 31, 2021, the maximum cash value obtainable of the 2022 Capped Calls, 2024 Capped Calls, 2026 Capped Calls and 2025 Capped Calls, if exercised at maturity, is $208 million, $510 million, $841 million and $1.3 billion.
For more information on the structure of the Notes and the Capped Calls, see Note 6, Debt and Other Financing.

Notes to Consolidated Financial Statements (Continued)

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
Wayfair allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative expenses based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, interest expense, net, other (expense) income, net and provision for income taxes, net. There are no revenue transactions between Wayfair's reportable segments.
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
The following tables present net revenues and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
U.S. net revenue	$11,249	$11,901	$7,765
International net revenue	2,459	2,244	1,362
Total net revenue	$13,708	$14,145	$9,127

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Adjusted EBITDA:
U.S.	$782	$1,042	$(179)
International	(168)	(95)	(318)
Total reportable segments Adjusted EBITDA	614	947	(497)
Less: reconciling items (1)	(745)	(762)	(488)
Net (loss) income	$(131)	$185	$(985)

Notes to Consolidated Financial Statements (Continued)

(1)The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net (loss) income:

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Depreciation and amortization	$322	$286	$192
Equity-based compensation and related taxes	374	297	241
Interest expense, net	32	146	55
Other expense (income), net	4	9	(3)
Provision for income taxes, net	1	20	3
Other (1)	12	4	—
Total reconciling items	$745	$762	$488
(1) In the year ended December 31, 2021, we recorded $12 million of customer service center impairment and other charges related to our plan to consolidate customer service centers. In the year ended December 31, 2020, we recorded a $4 million charge in selling, operations, technology, general and administrative expenses for severance costs associated with February 2020 workforce reductions.
The following table presents long-lived assets attributable to Wayfair's reportable segments reconciled to the amounts:

	Year Ended December 31,
	2021	2020
	(in millions)
Geographic long-lived assets:
U.S.	$690	$718
International	247	164
Total reportable segment long-lived assets	937	882
Plus: reconciling corporate long-lived assets	586	610
Total long-lived assets	$1,523	$1,492
U.S. and International long-lived assets consist of property and equipment, net and operating lease ROU assets. Corporate long-lived assets consist of property and equipment, net and operating lease ROU assets at our corporate facilities.
The following table presents total assets attributable to Wayfair's reportable segments reconciled to consolidated amounts:

	Year Ended December 31,
	2021	2020
	(in millions)
Assets by segment:
U.S.	$1,234	$1,122
International	315	215
Total reportable segment assets	1,549	1,337
Plus: reconciling corporate assets	3,021	3,233
Total assets	$4,570	$4,570
U.S. and International segment assets consist primarily of accounts receivable, net, inventories, prepaid expenses and other current assets, property and equipment, net and operating lease ROU assets. Corporate assets include cash and cash equivalents, short-term investments, long-lived assets at our corporate facilities, capitalized internal-use software and website development costs and other non-current assets.

Notes to Consolidated Financial Statements (Continued)

14. Related Party Transactions

As discussed in Note 6, Debt and Other Financing, in April 2020, pursuant to the terms of the amended and restated purchase agreement, dated April 7, 2020 (the "Purchase Agreement"), Wayfair issued $535 million in aggregate original principal amount of 2025 Accreting Notes. The issuance of the 2025 Accreting Notes constitutes a related party transaction because of Michael W. Choe's positions as a director of Wayfair (as of May 12, 2020) and Managing Director and Chief Executive Officer of Charlesbank Capital Partners, LLC, the sole owner of the ultimate general partner of Charlesbank, a party to the Purchase Agreement; Michael Kumin's positions as a director of Wayfair and a Managing Partner at Great Hill Partners, LP, Manager of the ultimate general partner of Great Hill, a party to the Purchase Agreement; and the limited partnership interests held by Niraj Shah and Steve Conine, Wayfair's co-founders and co-chairmen, in affiliates of Great Hill and Charlesbank.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2021, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees continue to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation and our internal controls to minimize any impact on their design and operating effectiveness.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included immediately following Item 9A. Controls and Procedures, in this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Wayfair Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Wayfair Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wayfair Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 24, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from our proxy statement for our 2022 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2021.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our proxy statement for our 2022 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our proxy statement for our 2022 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our proxy statement for our 2022 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2021.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our proxy statement for our 2022 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2021.
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
Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
3.1	Restated Certificate of Incorporation of the Company		8-K	001-36666	10/8/2014	3.1
3.2	Amended and Restated Bylaws of Wayfair		8-K	001-36666	10/8/2014	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock of the Company		S-1	333-198171	9/19/2014	4.1
4.2	Indenture, dated as of September 15, 2017, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	9/15/2017	4.1
4.3	Form of 0.375% Convertible Senior Notes due 2022 (included in Exhibit 4.2)
4.4	Indenture, dated as of November 19, 2018, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	11/19/2018	4.1
4.5	Form of 1.125% Convertible Senior Notes due 2024 (included in Exhibit 4.4)
4.6	Indenture, dated as of August 19, 2019, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	8/19/2019	4.1
4.7	Form of 1.00% Convertible Senior Notes due 2026 (included in Exhibit 4.6)
4.8	Form of Indenture by and between Wayfair Inc., Wayfair LLC, as Guarantor, and U.S. Bank National Association, as trustee		8-K	001-36666	4/8/2020	4.1
4.9	Form of 2.50% Accreting Convertible Senior Notes due 2025 (included in Exhibit 4.8)
4.10	Indenture, dated as of August 14, 2020, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	8/17/2020	4.1
4.11	Form of 0.625% Convertible Senior Notes due 2025 (included in Exhibit 4.10)
4.12	Description of Wayfair Securities		10-K	001-36666	2/25/2021	4.12
10.1+	Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.1
10.2+	Form of Deferred Unit Agreement under the Second Amended and Restated 2010 Incentive Plan		S-1	333-198171	8/15/2014	10.2
10.3+	2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.3
10.4+	Form of Option Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.4
10.5+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.5
10.6+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2018)		10-K	001-3666	2/25/2019	10.6
10.7+	Form of Restricted Stock Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.6
10.8+	Form of Indemnification and Advancement Agreement for Directors and Executive Officers		8-K	001-36666	1/8/2018	10.1

10.9+	Form of Amended and Restated Letter Agreement, dated May 6, 2014 between the Company and each of Niraj Shah and Steven Conine		S-1	333-198171	8/15/2014	10.11
10.10+	Letter Agreement, dated October 2, 2013 between the Company and Michael Fleisher, as amended May 5, 2014		S-1	333-198171	8/15/2014	10.12
10.11	Credit Agreement, dated March 24, 2021 among Wayfair Inc., Wayfair LLC, the lending institutions from time to time parties thereto and Citibank, N.A., in its capacity as administrative agent, collateral agent, swingline lender and a letter of credit issuer		8-K	001-36666	3/26/2021	10.1
10.12	Amendment No. 1 to the Credit Agreement, dated October 11, 2021, among Wayfair Inc., Wayfair LLC and Citibank, N.A. as the Administrative Agent	X
10.13	2020 Incremental Commitment Joinder Agreement and Consent to Waiver, dated October 30, 2020, among Silicon Valley Bank, as an Incremental Lender, the other Lenders party thereto, Wayfair LLC, Wayfair Inc. and Citibank, N.A., as Administrative Agent.		10-Q	001-36666	11/3/2020	10.15
10.14	Letter Agreement, dated September 11, 2017, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction		8-K	001-36666	9/15/2017	10.2
10.15	Letter Agreement, dated September 11, 2017, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Base Capped Call Transaction		8-K	001-36666	9/15/2017	10.3
10.16	Letter Agreement, dated September 11, 2017, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction		8-K	001-36666	9/15/2017	10.4
10.17	Letter Agreement, dated September 14, 2017, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction		8-K	001-36666	9/15/2017	10.5
10.18	Letter Agreement, dated September 14, 2017, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction		8-K	001-36666	9/15/2017	10.6
10.19	Letter Agreement, dated September 14, 2017, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction		8-K	001-36666	9/15/2017	10.7
10.20	Letter Agreement, dated November 14, 2018, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the 2018 Base Capped Call Transaction		8-K	001-36666	11/19/2018	10.2
10.21	Letter Agreement, dated November 14, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2018 Base Capped Call Transaction		8-K	001-36666	11/19/2018	10.3
10.22	Letter Agreement, dated November 14, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2018 Base Capped Call Transaction		8-K	001-36666	11/19/2018	10.4
10.23	Amended and Restated Letter Agreement, dated November 15, 2018, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction		8-K	001-36666	11/19/2018	10.5

10.24	Amended and Restated Letter Agreement, dated November 15, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.6
10.25	Amended and Restated Letter Agreement, dated November 15, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.7
10.26	Amended and Restated Letter Agreement, dated November 15, 2018, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.8
10.27	Amended and Restated Letter Agreement, dated November 15, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.9
10.28	Amended and Restated Letter Agreement, dated November 15, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.10
10.29	Letter Agreement, dated November 27, 2018, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the 2018 Additional Capped Call Transaction	8-K	001-36666	11/29/2018	10.1
10.30	Letter Agreement, dated November 27, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2018 Additional Capped Call Transaction	8-K	001-36666	11/29/2018	10.2
10.31	Letter Agreement, dated November 27, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2018 Additional Capped Call Transactions	8-K	001-36666	11/29/2018	10.3
10.32	Letter Agreement, dated August 14, 2019, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.2
10.33	Letter Agreement, dated August 14, 2019, between Citibank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.3
10.34	Letter Agreement, dated August 14, 2019, between JPMorgan Chase Bank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.4
10.35	Letter Agreement, dated August 16, 2019, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.5
10.36	Letter Agreement, dated August 16, 2019, between Citibank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.6
10.37	Letter Agreement, dated August 16, 2019, between JPMorgan Chase Bank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.7
10.38	Form of Registration Rights Agreement by and between Wayfair Inc. and GHEP VII Aggregator, L.P., CBEP Investments, LLC and The Spruce House Partnership LLC	8-K	001-36666	4/8/2020	10.2
10.39	Letter Agreement, dated August 11, 2020, between Barclays PLC and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.2

10.40	Letter Agreement, dated August 11, 2020, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction		8-K	001-36666	8/17/2020	10.3
10.41	Letter Agreement, dated August 11, 2020, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction		8-K	001-36666	8/17/2020	10.4
10.42	Letter Agreement, dated August 11, 2020, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction		8-K	001-36666	8/17/2020	10.5
10.43	Letter Agreement, dated August 11, 2020, between Nomura Global Financial Products Inc. and Wayfair Inc. regarding the Base Capped Call Transaction		8-K	001-36666	8/17/2020	10.6
10.44	Letter Agreement, dated August 11, 2020, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction		8-K	001-36666	8/17/2020	10.7
10.45	Letter Agreement, dated August 12, 2020, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	8/17/2020	10.8
10.46	Letter Agreement, dated August 12, 2020, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	8/17/2020	10.9
10.47	Letter Agreement, dated August 12, 2020, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	8/17/2020	10.10
10.48	Letter Agreement, dated August 12, 2020, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	8/17/2020	10.11
10.49	Letter Agreement, dated August 12, 2020, between Nomura Global Financial Products Inc. and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	8/17/2020	10.12
10.50	Letter Agreement, dated August 12, 2020, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	8/17/2020	10.13
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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
Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NIRAJ SHAH	Chief Executive Officer and President, Co-Founder and Director (Principal Executive Officer)	February 24, 2022
Niraj Shah

/s/ MICHAEL FLEISHER	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022
Michael Fleisher

/s/ STEVEN CONINE	Co-Founder and Director	February 24, 2022
Steven Conine

/s/ JEFFREY NAYLOR	Director	February 24, 2022
Jeffrey Naylor

/s/ MICHAEL CHOE	Director	February 24, 2022
Michael Choe

/s/ ANDREA JUNG	Director	February 24, 2022
Andrea Jung

/s/ MICHAEL KUMIN	Director	February 24, 2022
Michael Kumin

/s/ JEREMY KING	Director	February 24, 2022
Jeremy King

/s/ ANKE SCHÄFERKORDT	Director	February 24, 2022
Anke Schäferkordt

/s/ MICHAEL E. SNEED	Director	February 24, 2022
Michael E. Sneed