Form 10-Q
period 2022-03-31
Wayfair Inc.
filed 2022-05-05
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at April 28, 2022
Class A Common Stock, $0.001 par value per share	79,555,513
Class B Common Stock, $0.001 par value per share	25,691,397

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2022

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated and Condensed Financial Statements

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,200	$1,706
Short-term investments	787	693
Accounts receivable, net	270	226
Inventories	80	69
Prepaid expenses and other current assets	343	318
Total current assets	2,680	3,012
Operating lease right-of-use assets	844	849
Property and equipment, net	698	674
Other non-current assets	34	35
Total assets	$4,256	$4,570
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,174	$1,166
Other current liabilities	1,025	1,051
Total current liabilities	2,199	2,217
Long-term debt	3,054	3,052
Operating lease liabilities, net of current	881	892
Other non-current liabilities	26	28
Total liabilities	6,160	6,189
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at March 31, 2022 and December 31, 2021	—	—
Class A common stock, par value $0.001 per share: 500,000,000 shares authorized, 79,214,401 and 79,150,937 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class B common stock, par value $0.001 per share: 164,000,000 shares authorized, 25,691,670 and 25,691,761 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	374	337
Accumulated deficit	(2,268)	(1,949)
Accumulated other comprehensive loss	(10)	(7)
Total stockholders’ deficit	(1,904)	(1,619)
Total liabilities and stockholders’ deficit	$4,256	$4,570
See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2022	2021
	(in millions, except share and per share data)
Net revenue	$2,993	$3,478
Cost of goods sold	2,190	2,475
Gross profit	803	1,003
Operating expenses:
Customer service and merchant fees	151	147
Advertising	336	366
Selling, operations, technology, general and administrative	626	452
Customer service center impairment and other charges	—	12
Total operating expenses	1,113	977
(Loss) income from operations	(310)	26
Interest expense, net	(8)	(7)
Other expense, net	—	(3)
(Loss) income before income taxes	(318)	16
Provision (benefit) for income taxes, net	1	(2)
Net (loss) income	$(319)	$18
(Loss) earnings per share:
Basic	$(3.04)	$0.18
Diluted	$(3.04)	$0.16
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	105	103
Diluted	105	107

See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended March 31,
	2022	2021
	(in millions)
Net (loss) income	$(319)	$18
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1)	3
Net unrealized (loss) gain on available-for-sale investments	(2)	—
Comprehensive (loss) income	$(322)	$21

See notes to unaudited consolidated and condensed financial statements

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
		(in millions)
Balance at December 31, 2020	100	$—	$699	$(1,886)	$(5)	$(1,192)
Net income	—	—	—	18	—	18
Other comprehensive income	—	—	—	—	3	3
Issuance of common stock upon vesting of RSUs	1	—	—	—	—	—
Equity-based compensation expense	—	—	81	—	—	81
Shares issued upon conversion of convertible notes (Note 4)	3	—	251	—	—	251
Cumulative effect of adopting new convertible debt standard	—	—	(699)	68	—	(631)
Balance at March 31, 2021	104	$—	$332	$(1,800)	$(2)	$(1,470)

Balance at December 31, 2021	105	$—	$337	$(1,949)	$(7)	$(1,619)
Net loss	—	—	—	(319)	—	(319)
Other comprehensive loss	—	—	—	—	(3)	(3)
Issuance of common stock upon vesting of RSUs	1	—	—	—	—	—
Equity-based compensation expense	—	—	112	—	—	112
Repurchase of common stock	(1)	—	(75)	—	—	(75)
Balance at March 31, 2022	105	$—	$374	$(2,268)	$(10)	$(1,904)

See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(319)	$18
Adjustments used to reconcile net (loss) income to net cash flows (for) from operating activities:
Depreciation and amortization	85	81
Equity-based compensation	104	75
Amortization of discount and issuance costs on convertible notes	2	2
Loss on impairment	—	12
Other non-cash adjustments	4	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(45)	3
Inventories	(11)	(8)
Prepaid expenses and other current assets	(20)	(64)
Other assets	—	(2)
Accounts payable and other current liabilities	(26)	58
Other liabilities	—	4
Net cash flows (for) from operating activities	(226)	177

Cash flows for investing activities:
Purchase of short- and long-term investments	(226)	(340)
Sale and maturities of short- and long-term investments	130	193
Purchase of property and equipment	(40)	(24)
Site and software development costs	(65)	(41)
Net cash flows for investing activities	(201)	(212)

Cash flows for financing activities:
Repurchase of common stock	(75)	—
Net cash flows for financing activities	(75)	—
Effect of exchange rate changes on cash and cash equivalents	(4)	(8)
Net decrease in cash and cash equivalents	(506)	(43)

Cash and cash equivalents:
Beginning of period	$1,706	2,129
End of period	$1,200	$2,086

Supplemental cash flow information:
Cash paid for interest on long-term debt	$9	$11
Non-cash impact to equity upon conversion of convertible notes, net of taxes	$—	251
Purchase of property and equipment included in accounts payable and accrued expenses and in other liabilities	$39	$26

See notes to unaudited consolidated and condensed financial statements.

Wayfair Inc.
Notes to Consolidated and Condensed Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated and condensed financial statements contained in this Quarterly Report on Form 10-Q are those of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, references to “we,” “us” and “our” refer to Wayfair Inc. and its subsidiaries. In our opinion, the accompanying unaudited consolidated and condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. Furthermore, interim results are not necessarily indicative of the results for the full year ended December 31, 2022 or future periods.

The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. Wayfair believes that there have been no significant changes during the three months ended March 31, 2022 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2021.

In the fourth quarter of 2021, Wayfair changed its presentation from thousands to millions. As a result of the change in presentation, prior period amounts in the unaudited consolidated and condensed financial statements and notes thereto have been reclassified to conform to current period presentation and certain current and prior period amounts may not recalculate due to rounding.

2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of March 31, 2022, we reported accounts receivable of $270 million, net of allowance for credit losses of $13 million. As of December 31, 2021, we reported accounts receivable of $226 million, net of allowance for credit losses of $12 million. The changes in the allowance for credit losses were not material for the three months ended March 31, 2022. Management believes credit risk is mitigated since approximately 99% of the net revenue recognized for the three months ended March 31, 2022 was collected in advance of recognition.
Contract Liabilities
Contract liabilities included in other current liabilities was $312 million at March 31, 2022 and $306 million at December 31, 2021. During the three months ended March 31, 2022, Wayfair recognized $194 million of net revenue that was included in other current liabilities as of December 31, 2021.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 10, Segment and Geographic Information, for additional detail.

Customer Service Center Impairment and Other Charges
During the first quarter of 2022, Wayfair did not record any impairment or other charges.
In the first quarter of 2021, Wayfair enacted a plan to consolidate certain customer service centers in identified U.S. locations to transition toward virtual service models. Factors that influenced our decision were our ability to utilize a greater use of remote and home office applications and our ability to provide superior customer care. As a result, we recorded a charge of $12 million during the first quarter of 2021, which included $6 million for the non-cash impairment of right-of-use (“ROU”) assets, $5 million for the non-cash accelerated depreciation of fixed assets and the remainder for other items. The impairment of ROU assets represents the excess of estimated future remaining call center lease commitments over expected future sublease income in certain affected facilities.
3. Cash and Cash Equivalents, Investments and Fair Value Measurements
Investments
As of March 31, 2022 and December 31, 2021, all of Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. Wayfair did not have any realized gains nor losses during the three months ended March 31, 2022 or 2021.
During the three months ended March 31, 2022 and 2021, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. Further, as of March 31, 2022 and December 31, 2021, Wayfair did not record an allowance for credit losses related to its available-for-sale debt securities.
The following tables present details of Wayfair’s investment securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Short-term:
Investment securities	$789	$—	$(2)	$787

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Short-term:
Investment securities	$693	$—	$—	$693
Fair Value Measurements
Wayfair's financial assets and liabilities are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The three levels of inputs used to measure fair value are as follows:
▪Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities
▪Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full-term of the asset or liability
▪Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability
This hierarchy requires Wayfair to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We classify our cash equivalents within Level 1 because we value these investments using quoted market prices. The fair value of our Level 1 financial assets is based on quoted market prices of the identical underlying security. We classify short-term investments within Level 2 because unadjusted quoted prices for identical or similar assets in markets are not active. None of our cash and cash equivalents or investments are classified as Level 3.

The following tables set forth the fair value of Wayfair’s financial assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents:
Cash	$574	$—	$—	$574
Cash equivalents	626	—	—	626
Total cash and cash equivalents	1,200	—	—	1,200
Short-term investments:
Investment securities	—	787	—	787
Total	$1,200	$787	$—	$1,987

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents:
Cash	$906	$—	$—	$906
Cash equivalents	800	—	—	800
Total cash and cash equivalents	1,706	—	—	1,706
Short-term investments:
Investment securities	—	693	—	693
Total	$1,706	$693	$—	$2,399

4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing as of the dates presented:

	March 31, 2022				December 31, 2021
Debt Instrument	Principal Amount	Unamortized Debt Discount		Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount
	(in millions)
Revolving Credit Facility			$—	$—			$—
2022 Notes	$3	$—		$3	$3	$—	$3
2024 Notes	575	(6)		569	575	(6)	569
2026 Notes	949	(9)		940	949	(9)	940
2025 Notes	1,518	(12)		1,506	1,518	(13)	1,505
2025 Accreting Notes	36	—		36	36	(1)	35
Total Debt				$3,054			$3,052
Short-term debt				$—			$—
Long-term debt				$3,054			$3,052
Revolving Credit Facility
On March 24, 2021, Wayfair and certain of its subsidiaries (together, the “Guarantors”) and Wayfair LLC, a wholly-owned subsidiary of Wayfair, as borrower (the “Borrower”), entered into a new credit agreement (the “Credit Agreement”) with the lending institutions from time-to-time parties thereto and Citibank, N.A., in its capacity as administrative agent, collateral agent, swingline lender and a letter of credit issuer. The Credit Agreement provides for a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). The Revolver replaced our previous $200 million senior secured revolving credit facility (the “Previous Revolver”), which was set to mature on February 21, 2022. Wayfair paid all amounts owed under the Previous Revolver and terminated all lending commitments thereunder. Debt issuance costs for the Revolver are included in other non-current assets and are amortized to interest expense over the Revolver’s term. As of March 31, 2022, there were no revolving loans outstanding under the Revolver.
Under the Credit Agreement, the Borrower may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had approximately $62 million outstanding letters of credit as of March 31, 2022, primarily as security for lease agreements, which reduced the availability of credit under the Revolver. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.
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
On October 11, 2021, the parties amended the Credit Agreement ("Amendment No. 1") to reflect technical and administrative changes related to the phaseout of LIBOR and the implementation of SONIA with respect to loans denominated in Pounds Sterling. Following Amendment No. 1, the Revolver borrowings bear interest through maturity at a variable rate based upon, at the Borrower’s option, (i) the LIBOR rate, (ii) the base rate (which is the highest of (x) the prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate and (z) 1.00% in excess of the one-month LIBOR rate) or (3) with respect to loans denominated in Pounds Sterling, the RFR rate (which is the greater of (x) the SONIA rate and (y) 0.00%), plus, in each case an applicable margin. As of March 31, 2022, the applicable margin for LIBOR loans is 1.25% per annum, the applicable margin for base rate loans is 0.25% per annum and the applicable margin for RFR loans is 1.2826% per annum. The applicable margin is subject to specified changes depending on Wayfair’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrower and the Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of their businesses. The Revolver also contains customary events of default, subject to thresholds and grace periods, including, among others, payment default, covenant default, cross default to other material indebtedness and judgment default. In addition, the Credit Agreement requires Wayfair to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. As of March 31, 2022, we were in compliance with all covenants.
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
Because the conditional conversion features of the 2022 Notes, 2024 Notes, 2025 Notes and 2026 Notes were not triggered during the calendar quarter ended March 31, 2022, the Non-Accreting Notes are not convertible during the calendar quarter ended June 30, 2022.
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
Conversions of Notes
There were no conversions of the Notes in the three months ended March 31, 2022.
In the three months ended March 31, 2021, GHEP VII Aggregator, L.P. converted $253 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair's Class A common stock. In aggregate, conversions during the three months ended March 31, 2021 increased additional paid-in capital by $251 million.
Interest Expense
Wayfair recognized contractual interest expense and debt discount amortization of $6 million and $2 million, respectively, for the three months ended March 31, 2022 and $5 million and $2 million, respectively, for the three months ended March 31, 2021.
Fair Value of Notes
The estimated fair value of the 2022 Notes, 2024 Notes, 2026 Notes, 2025 Notes and 2025 Accreting Notes was $3 million, $714 million, $1.0 billion, $1.2 billion and $55 million, respectively, as of March 31, 2022. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Cash and Cash Equivalents, Investments and Fair Value Measurements. The if-converted value of the 2022 Notes and the 2025 Accreting Notes exceeded the principal value by less than $1 million and $19 million, respectively, as of March 31, 2022. The if-converted value of the 2024 Notes, 2025 Notes and 2026 Notes did not exceed the principal value as of March 31, 2022.
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
5. Commitments and Contingencies
Legal Matters
From time to time, Wayfair is involved in claims that arise during the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, Wayfair does not currently believe that the outcome of any ongoing legal matters will have a material adverse effect on Wayfair's results of operation or financial condition. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management's attention from important business matters and initiatives, negatively impacting Wayfair's overall operations. In addition, Wayfair may also find itself at greater risk to outside party claims as it increases its operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear.

6. Stockholders’ Deficit
Preferred Stock
Wayfair authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of March 31, 2022, Wayfair had no shares of undesignated preferred stock issued or outstanding.
Common Stock
Wayfair authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 79,214,401 and 79,150,937 shares of Class A common stock and 25,691,670 and 25,691,761 shares of Class B common stock were outstanding as of March 31, 2022 and December 31, 2021. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the board of directors (the “Board”), in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since Wayfair's initial public offering through March 31, 2022, 56,346,744 shares of Class B common stock were converted to Class A common stock.
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700.0 million of Wayfair’s Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program,” together with the 2020 Repurchase Program, the “Repurchase Programs”). There is no stated expiration for the Repurchase Programs. Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
During the three months ended March 31, 2022, Wayfair repurchased $75 million under the Repurchase Programs at an average price of $136.80 per share of Class A common stock. During the three months ended March 31, 2021, repurchases made by Wayfair under the authorized Repurchase Programs were not material.
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

The following table presents activity relating to RSUs for the three months ended March 31, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	5,229,708	$208.62
RSUs granted	805,238	$147.77
RSUs vested	(611,516)	$168.42
RSUs forfeited/canceled	(241,254)	$218.69
Unvested at March 31, 2022	5,182,176	$203.35
The intrinsic value of RSUs vested was $106 million and $195 million for the three months ended March 31, 2022 and 2021. The aggregate intrinsic value of RSUs unvested is $574 million as of March 31, 2022. Unrecognized equity-based compensation expense related to RSUs expected to vest over time is $942 million with a weighted-average remaining vesting term of 1.3 years as of March 31, 2022.
8. Income Taxes
The provision (benefit) for income taxes, net recorded in the three months ended March 31, 2022 is primarily related to income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, as well as related changes in our valuation allowance on deferred tax assets. Wayfair had no material unrecognized tax benefits as of March 31, 2022 and December 31, 2021.

9. (Loss) Earnings per Share
The following table presents the calculation of basic and diluted (loss) earnings per share:

	Three months ended March 31,
	2022	2021
	(in millions, except per share data)
Numerator:
Numerator for basic EPS - Net (loss) income	$(319)	$18
Effect of dilutive securities:
Interest expense (income) associated with convertible debt instruments	—	(1)
Numerator for diluted EPS - net (loss) income available to common stockholders after the effect of dilutive securities	$(319)	$17
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	105	103
Effect of dilutive securities:
Restricted stock units	—	3
Convertible debt instruments	—	1
Dilutive potential common shares	—	4
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	105	107
(Loss) Earnings per Share:
Basic	$(3.04)	$0.18
Diluted	$(3.04)	$0.16
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted (loss) earnings per share were as follows:

	Three months ended March 31,
	2022	2021
	(in millions)
Unvested restricted stock units	5	—
Shares related to convertible debt instruments	15	15
Total	20	15
Wayfair may settle conversions of the Non-Accreting Notes in cash, shares of Wayfair’s Class A common stock or any combination thereof at its election. Wayfair will settle conversions of the 2025 Accreting Notes in shares. The Capped Calls are generally expected to reduce the potential dilution of Wayfair's Class A common stock upon any conversion of the Notes and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Notes upon conversion of the Notes to the extent the market price per share of Wayfair’s Class A common stock is greater than the strike price of the Capped Calls (which corresponds to the initial conversion prices of the Non-Accreting Notes, subject to certain adjustments under the terms of the Capped Calls), with such reduction and/or offset capped at the Initial Cap Price. As of March 31, 2022, the number of shares of Wayfair's Class A common stock potentially issuable at the respective conversion prices of the 2022 Notes, 2024 Notes, 2026 Notes, 2025 Notes and 2025 Accreting Notes is 25,976 shares, 4,939,825 shares, 6,389,662 shares, 3,638,950 shares and 500,917 shares. Under the Capped Calls outstanding as of March 31, 2022, the maximum cash value obtainable of the 2022 Capped Calls, 2024 Capped Calls, 2026 Capped Calls and 2025 Capped Calls, if exercised at maturity, is $208 million, $510 million, $841 million and $1.3 billion.
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
Wayfair's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net (loss) income before depreciation and amortization, equity-based compensation and related taxes, interest expense, net, other expense, net, provision (benefit) for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. These charges are excluded from evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance.
Wayfair allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, as well as interest expense, net, other expense, net, and provision (benefit) for income taxes, net. There are no net revenue transactions between Wayfair's reportable segments.
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

The following tables present net revenues and Adjusted EBITDA attributable to Wayfair's reportable segments for the periods presented:

	Three months ended March 31,
	2022	2021
	(in millions)
U.S. net revenue	$2,542	$2,821
International net revenue	451	657
Total net revenue	$2,993	$3,478

	Three months ended March 31,
	2022	2021
	(in millions)
Adjusted EBITDA:
U.S.	$(30)	$227
International	(83)	(21)
Total reportable segments Adjusted EBITDA	(113)	206
Less: reconciling items (1)	(206)	(188)
Net (loss) income	$(319)	$18

(1) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net (loss) income:

	Three months ended March 31,
	2022	2021
	(in millions)
Depreciation and amortization	$85	$81
Equity-based compensation and related taxes	112	87
Interest expense, net	8	7
Other expense, net	—	3
Provision (benefit) for income taxes, net	1	(2)
Other (a)	—	12
Total reconciling items	$206	$188
(a) In the three months ended March 31, 2021, we recorded $12 million of customer service center impairment and other charges related to our plan to consolidate customer service centers.

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
•our ability to manage our growth and expansion initiatives;
•our ability to compete successfully;
•the rate of growth of the Internet and e-commerce;
•economic factors, such as interest rates, inflation, the housing market, currency exchange fluctuations and changes in customer spending;
•disruptions, capacity constraints or inefficiencies in our supply chain or logistics network, including any impact of the COVID-19 pandemic on our suppliers and third-party carriers and delivery agents;
•potential impacts of the COVID-19 pandemic on our business, financial condition, and results of operations;
•world events, natural disasters, public health emergencies (such as the COVID-19 pandemic), civil disturbances, and terrorist attacks; and
•developments in, and the outcome of, legal and regulatory proceedings and investigations to which we are a party or are subject, and the liabilities, obligations and expenses, if any, that we may incur in connection therewith.
A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results include the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021. We qualify all of our forward-looking statements by these cautionary statements.
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

COVID-19 Pandemic
We are continuing to closely monitor the impact of the COVID-19 pandemic on our business, results of operations and financial results. The situation surrounding the COVID-19 pandemic remains fluid and the full extent of the impact of the COVID-19 pandemic on our business will depend on certain developments including the duration and severity of the pandemic, the emergence of new variants that may continue to prolong the pandemic, the amount of time it will take for normal economic activity to resume, future government actions that may be taken, the impact on consumer activity and behaviors and the effect on our customers, employees, suppliers, partners and stockholders, all of which are uncertain and cannot be predicted. See Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional details. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers.
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
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021.

Key Financial and Operating Metrics
We measure our business using key financial and operating metrics, as well as Adjusted EBITDA, Free Cash Flow and Adjusted Diluted (Loss) Earnings per Share (see “Non-GAAP Financial Measures”). Our Free Cash Flow and Adjusted Diluted (Loss) Earnings per Share are measured on a consolidated basis, while our Adjusted EBITDA is measured on a consolidated and reportable segment basis. All other key financial and operating metrics are derived and reported from our consolidated net revenue.
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three months ended March 31,
	2022	2021
	(in millions, except LTM Net Revenue per Active Customer, Average Order Value and per share data)
Key Financial Statement Metrics:
Net revenue	$2,993	$3,478
Gross profit	$803	$1,003
(Loss) income from operations	$(310)	$26
Net (loss) income	$(319)	$18
(Loss) earnings per share:
Basic	$(3.04)	$0.18
Diluted	$(3.04)	$0.16
Net cash flows (for) from operating activities	$(226)	$177
Key Operating Metrics:
Active customers (1)	25	33
LTM net revenue per active customer (2)	$520	$461
Orders delivered (3)	10	15
Average order value (4)	$287	$237
Non-GAAP Financial Measures:
Adjusted EBITDA	$(113)	$206
Free Cash Flow	$(331)	$112
Adjusted Diluted (Loss) Earnings per Share	$(1.96)	$1.00
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
(3) Orders delivered represents the total orders delivered in that period, inclusive of orders that may eventually be returned. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and as such we estimate delivery dates based on historical data. We recognize net revenue when an order is delivered, and therefore orders delivered, together with average order value, is an indicator of the net revenue we expect to recognize in a given period. We view orders delivered as a key indicator of our growth.
(4) We define average order value as total net revenue in a given period divided by the orders delivered in that period. We view average order value as a key indicator of the mix of products on our sites, the mix of offers and promotions and the purchasing behavior of our customers.

Results of Consolidated Operations
Comparison of the three months ended March 31, 2022 and 2021
Net revenue
In the three months ended March 31, 2022, net revenue decreased by $485 million, or 13.9%, compared to the same period in 2021, which reflects some normalization in consumer behavior since the onset of the COVID-19 pandemic. The decrease in net revenue was driven by lower orders, partially offset by higher average order values. There was a decrease in order frequency, with LTM orders per active customer decreasing by 5.6% in the three months ended March 31, 2022 compared to the same period in 2021. LTM net revenue per active customer increased 12.8% in the three months ended March 31, 2022, compared to the same period in 2021, driven by higher average order value due in part to inflationary pressures in the supply chain.
Our U.S. net revenue decreased 9.9% and International net revenue decreased 31.4% in the first quarter of 2022, as compared to the same period in 2021. International Net Revenue Constant Currency Growth (see “Non-GAAP Measures”) for the three months ended March 31, 2022 was (29.6)%.

	Three months ended March 31,
	2022	2021	% Change
	(in millions)
U.S. net revenue	$2,542	$2,821	(9.9)%
International net revenue	451	657	(31.4)%
Net revenue	$2,993	$3,478	(13.9)%
For more information on our segments, see Note 10 to the unaudited consolidated and condensed financial statements, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. In the three months ended March 31, 2022, cost of goods sold decreased by $285 million, or 11.5%, as compared to the same period in 2021. The decrease in cost of goods sold is primarily driven by a decrease in the number of orders delivered.
The increase in cost of goods sold as a percentage of net revenue is in part due to lower operational efficiencies from fewer orders and rising logistics costs relative to the same period in 2021.

	Three months ended March 31,
	2022	2021	% Change
	(in millions)
Cost of goods sold	$2,190	$2,475	(11.5)%
As a percentage of net revenue	73.2%	71.2%

Operating expenses
Operating expenses are comprised of customer service and merchant fees, advertising and selling, operations, technology, general and administrative expenses and customer service center impairment and other charges. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Three months ended March 31,
	2022	2021	% Change
	(in millions)
Customer service and merchant fees (1)	$151	$147	2.7%
Advertising	336	366	(8.2)%
Selling, operations, technology, general and administrative (1)	626	452	38.5%
Customer service center impairment and other charges	—	12	(100.0)%
Total operating expenses	$1,113	$977	13.9%
As a percentage of net revenue:
Customer service and merchant fees (1)	5.0%	4.2%
Advertising	11.2%	10.5%
Selling, operations, technology, general and administrative (1)	20.9%	13.0%
Customer service center impairment and other charges	—%	0.4%
	37.1%	28.1%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended March 31,
	2022	2021
	(in millions)
Customer service and merchant fees	$8	$6
Selling, operations, technology, general and administrative	$101	$78
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $25 million in the three months ended March 31, 2022, compared to the same period in 2021, as a result of restricted stock units awarded in 2021 and in the three months ended March 31, 2022.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended March 31,
	2022	2021
Customer service and merchant fees	4.8%	4.1%
Selling, operations, technology, general and administrative	17.5%	10.8%
Customer Service and Merchant Fees
Expenses for customer service and merchant fees, both including and excluding the impact of equity-based compensation and related taxes and as a percentage of net revenues, increased during the three months ended March 31, 2022, as compared to the same period in 2021, due to increased compensation costs and a decrease in net revenue.
Advertising
Our advertising expenses decreased by $30 million in the three months ended March 31, 2022, as compared to the same period in 2021, which reflects our response to changing market conditions as we sought to maintain our efficiency targets across various channels. As a percentage of net revenue, advertising expenses increased in the first quarter of 2022 compared to the same period in 2021, due in part to changes in advertising channel mix.

Selling, operations, technology, general and administrative
Excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities increased by $151 million in three months ended March 31, 2022, as compared to the same period in 2021, primarily attributable to higher personnel costs, and to a lesser extent, higher information technology costs and depreciation and amortization.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses increased to 20.9% in three months ended March 31, 2022, as compared to 13.0% in the same period in 2021, primarily due to the decrease in net revenue.
Customer service center impairment and other charges
During the three months ended March 31, 2021, we enacted a plan to consolidate certain customer service centers in identified U.S. locations. As a result, we recorded a charge of $12 million, which included $6 million for the non-cash impairment of right-of-use assets, $5 million for the non-cash accelerated depreciation of fixed assets and the remainder for other items.
Interest expense, net
Our interest expense, net increased by $1 million in the three months ended March 31, 2022, as compared to the same period in 2021, primarily attributable to a reversal of interest expense we recorded in 2020 for a portion of paid-in-kind interest accretion for the 2025 Accreting Notes that was not realized in 2021.

	Three months ended March 31,
	2022	2021	% Change
	(in millions)
Interest expense, net	$(8)	$(7)	14.3%
Other expense, net
We did not incur other expense, net in the three months ended March 31, 2022. We incurred other expense, net of $3 million in the three months ended March 31, 2021, primarily attributable to unrealized and realized gains (losses) from foreign currency transactions.

	Three months ended March 31,
	2022	2021	% Change
	(in millions)
Other expense, net	$—	$(3)	(100.0)%
Provision (benefit) for income taxes, net
Our provision (benefit) for income taxes, net increased by $3 million in the three months ended March 31, 2022, as compared to the same period in 2021, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, partially offset by the recognition of a lower discrete tax benefit due to excess tax benefits on equity awards for U.S. employees.

	Three months ended March 31,
	2022	2021	% Change
	(in millions)
Provision (benefit) for income taxes, net	$1	$(2)	(150.0)%

Liquidity and Capital Resources
Sources of Liquidity
At March 31, 2022, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $2.0 billion. In addition, we have a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). Wayfair had outstanding letters of credit, primarily as security for certain lease agreements, for approximately $62 million as of March 31, 2022, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$1,200	$1,706
Short-term investments	$787	$693
Working capital	$481	$795
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
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the Securities and Exchange Commission, or SEC, including those set forth Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, the COVID-19 pandemic and related measures to contain its impact have caused disruption in the capital markets, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets due to the COVID-19 pandemic.
Credit Agreement and Convertible Notes
Under the terms of our Revolver, we may use proceeds to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
As of March 31, 2022, we had $3.1 billion of indebtedness outstanding. The conditional conversion features of the 2022 Notes, 2024 Notes, 2025 Notes, and 2026 Notes were not triggered during the first quarter of 2022, and therefore the Non-Accreting Notes are not convertible in the second quarter of 2022 pursuant to the applicable last reported sales price condition.
The 2025 Accreting Notes are convertible at any time prior to the second business day immediately preceding the maturity date. There were no conversions of the Notes in the three months ended March 31, 2022.
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
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. For information regarding our credit agreement and convertible notes, see Note 4, Debt and Other

Financing, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. We do not expect any of these restrictions to affect our ability to conduct our business in the ordinary course. During the first quarter of 2022, we were in compliance with all the terms and conditions of our debt agreements.
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700 million of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program,” together with the 2020 Repurchase Program, the “Repurchase Programs”). Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
The Repurchase Programs do not obligate Wayfair to purchase any shares of Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by Wayfair in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of March 31, 2022, Wayfair has repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.
 Trends and Historical Cash Flows

	Three months ended March 31,
	2022	2021
	(in millions)
Net (loss) income	$(319)	$18
Net cash flows (for) from operating activities	$(226)	$177
Net cash flows for investing activities	$(201)	$(212)
Net cash flows for financing activities	$(75)	$—
Operating Activities
Cash flows in connection with operating activities consisted of net (loss) income adjusted for certain non-cash items including depreciation and amortization, equity-based compensation, loss on impairment and certain other non-cash expenses, as well as the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net (loss) income.
Cash flows for operating activities in the three months ended March 31, 2022 decreased by $403 million compared to the same period in 2021 primarily due to the decrease in cash from operating assets and liabilities of $93 million, decrease in net income of $337 million, and decrease in loss on impairment of $12 million, partially offset by the increase in equity-based compensation of $29 million, increase in depreciation and amortization expense of $4 million, and increase in other non-cash items of $6 million.
 Investing Activities
Cash flows for investing activities in the three months ended March 31, 2022 increase by $11 million compared to the same period in 2021 due to the decrease in purchases of short- and long-term investments of $114 million, partially offset by the increase in site and software development costs of $24 million, decrease in sales and maturities of short- and long-term investments of $63 million, and increase in purchases of property and equipment of $16 million. Purchases of property and equipment and site and software development costs (collectively “Capital Expenditures”) were 3.5% of net revenue for the quarter ended March 31, 2022 and primarily related to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments in our proprietary technology and operational platform. On an absolute dollar basis, we expect Capital Expenditures for the second quarter of 2022 to be within a range of $130 million and $140 million as we continue to expand our technology and logistics network.
Financing Activities
Cash flows for financing activities in the three months ended March 31, 2022 were $75 million due to the repurchase of Class A common stock under authorized share repurchase programs in the period. Cash flows for financing activities in the three months ended March 31, 2021 were immaterial.

Contractual Obligations
During the first quarter of 2022, Wayfair entered into contractual obligations of $160 million for future minimum lease payments under non-cancellable operating leases that have not yet commenced. Other than the additional lease obligations, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021.
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as net (loss) income before depreciation and amortization, equity-based compensation and related taxes, interest expense, net, other expense, net, provision (benefit) for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.
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

The following table reflects the reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

	Three months ended March 31,
	2022	2021
	(in millions)
Reconciliation of Adjusted EBITDA
Net (loss) income	$(319)	$18
Depreciation and amortization	85	81
Equity-based compensation and related taxes	112	87
Interest expense, net	8	7
Other expense, net	—	3
Provision (benefit) for income taxes, net	1	(2)
Other (1)	—	12
Adjusted EBITDA	$(113)	$206
(1) During the three months ended March 31, 2021, we recorded $12 million of customer service center impairment and other charges related to our plan to consolidate customer service centers.
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
Free Cash Flow has limitations as an analytical tool because it omits certain components of the cash flow statement and does not represent the residual cash flow available for discretionary expenditures. Further, other companies, including companies in our industry, may calculate Free Cash Flow differently. Accordingly, you should not consider Free Cash Flow in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider Free Cash Flow alongside other financial performance measures, including net cash flows from or for operating activities, Capital Expenditures and our other GAAP results.
The following table presents a reconciliation of net cash flows from or for operating activities to Free Cash Flow for each of the periods indicated:

	Three months ended March 31,
	2022	2021
	(in millions)
Net cash flows (for) from operating activities	$(226)	$177
Purchase of property and equipment	(40)	(24)
Site and software development costs	(65)	(41)
Free Cash Flow	$(331)	$112
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
Adjusted Diluted (Loss) Earnings per Share
To provide investors with additional information regarding our financial results, we have disclosed in this Quarterly Report on Form 10-Q Adjusted Diluted (Loss) Earnings per Share, a non-GAAP financial measure that we calculate as net (loss) income plus equity-based compensation and related taxes, provision (benefit) for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method divided by the weighted-average number of shares of common stock used in the computation of diluted (loss) earnings per share. Accordingly, we believe that these adjustments to our adjusted diluted net (loss) income before calculating per share amounts for all periods presented provides a more meaningful comparison between our operating results from period to period.

Adjusted Diluted (Loss) Earnings per Share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted Diluted (Loss) Earnings per Share, by its nature, excludes equity-based compensation and related taxes, provision (benefit) for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method. Because of these limitations, you should consider Adjusted Diluted (Loss) Earnings per Share alongside other financial performance measures.

A reconciliation of the numerator and denominator for diluted (loss) earnings per share, the most directly comparable GAAP financial measure, and the numerator and denominator for Adjusted Diluted (Loss) Earnings per Share, is as follows:

	Three months ended March 31,
	2022	2021
	(in millions, except per share data)
Numerator:
Net (loss) income	$(319)	$18
Effect of dilutive securities:
Interest expense (income) associated with convertible debt instruments	—	(1)
Numerator for diluted EPS - net (loss) income available to common stockholders after the effect of dilutive securities	(319)	17
Adjustments to net (loss) income:
Interest expense associated with convertible debt instruments	—	8
Equity-based compensation and related taxes	112	87
Provision (benefit) for income taxes, net	1	(2)
Other	—	12
Numerator for Adjusted Diluted EPS - Adjusted net income	$(206)	$122
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	105	103
Effect of dilutive securities:
Restricted stock units	—	3
Convertible debt instruments	—	1
Dilutive potential common shares	—	4
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	105	107
Adjustments to effect of dilutive securities:
Convertible debt instruments	—	15
Denominator for Adjusted Diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	105	122
Diluted (Loss) Earnings per Share	$(3.04)	$0.16
Adjusted Diluted (Loss) Earnings per Share	$(1.96)	$1.00
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
There have been no material changes to our critical accounting policies and estimates since December 31, 2021. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of our critical accounting policies and estimates.
New Accounting Pronouncements
The information called for by this section is incorporated herein by reference to Note 1, Summary of Significant Accounting Policies, of the unaudited consolidated and condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposures to market risk since December 31, 2021. See Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion on our exposures to market risk.

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

Item 1A. Risk Factors
As of the date of this report, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities
The following table provides information regarding Wayfair’s repurchase of its common stock during the periods indicated. See Note 6, Stockholders’ Deficit, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q for information regarding our stock repurchase programs.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4) (in millions)
Period
January 1-31, 2022	254,336	$147.42	254,336	$1,125
February 1-28, 2022	293,837	$127.60	293,837	$1,088
March 1-31, 2022	—	$—	—	$—
Total	548,173		548,173
(1) Represents shares repurchased under the Repurchase Programs.
(2) Average price paid per share excludes broker commissions.
(3) All of these shares were purchased pursuant to a 10b5-1 trading plan.
(4) Represents the amount remaining under the Repurchase Programs as of the specified period end dates.

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

WAYFAIR INC.

Date: May 5, 2022	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial and Accounting Officer)