Form 10-Q
period 2022-06-30
Wayfair Inc.
filed 2022-08-04
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at July 28, 2022
Class A Common Stock, $0.001 par value per share	80,508,440
Class B Common Stock, $0.001 par value per share	25,691,397

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2022

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated and Condensed Financial Statements

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,094	$1,706
Short-term investments	644	693
Accounts receivable, net	308	226
Inventories	98	69
Prepaid expenses and other current assets	316	318
Total current assets	2,460	3,012
Operating lease right-of-use assets	876	849
Property and equipment, net	730	674
Other non-current assets	32	35
Total assets	$4,098	$4,570
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,234	$1,166
Other current liabilities	984	1,051
Total current liabilities	2,218	2,217
Long-term debt	3,054	3,052
Operating lease liabilities, net of current	939	892
Other non-current liabilities	32	28
Total liabilities	6,243	6,189
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at June 30, 2022 and December 31, 2021	—	—
Class A common stock, par value $0.001 per share: 500,000,000 shares authorized, 79,850,878 and 79,150,937 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class B common stock, par value $0.001 per share: 164,000,000 shares authorized, 25,691,397 and 25,691,761 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	513	337
Accumulated deficit	(2,646)	(1,949)
Accumulated other comprehensive loss	(12)	(7)
Total stockholders’ deficit	(2,145)	(1,619)
Total liabilities and stockholders’ deficit	$4,098	$4,570
See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Net revenue	$3,284	$3,857	$6,277	$7,335
Cost of goods sold	2,388	2,729	4,578	5,204
Gross profit	896	1,128	1,699	2,131
Operating expenses:
Customer service and merchant fees	162	145	313	292
Advertising	378	352	714	718
Selling, operations, technology, general and administrative	688	485	1,314	937
Impairment and other charges	40	—	40	12
Total operating expenses	1,268	982	2,381	1,959
(Loss) income from operations	(372)	146	(682)	172
Interest expense, net	(6)	(9)	(14)	(16)
Other income (expense), net	1	(2)	1	(5)
(Loss) income before income taxes	(377)	135	(695)	151
Provision for income taxes, net	1	4	2	2
Net (loss) income	$(378)	$131	$(697)	$149
(Loss) earnings per share:
Basic	$(3.59)	$1.26	$(6.62)	$1.44
Diluted	$(3.59)	$1.14	$(6.62)	$1.33
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	105	104	105	103
Diluted	105	122	105	119

See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Net (loss) income	$(378)	$131	$(697)	$149
Other comprehensive loss:
Foreign currency translation adjustments	(2)	(3)	(3)	—
Net unrealized loss on available-for-sale investments	—	—	(2)	—
Comprehensive (loss) income	$(380)	$128	$(702)	$149

See notes to unaudited consolidated and condensed financial statements

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
		(in millions)
Balance at March 31, 2021	104	$—	$332	$(1,800)	$(2)	$(1,470)
Net income	—	—	—	131	—	131
Other comprehensive loss	—	—	—	—	(3)	(3)
Equity-based compensation expense	—	—	86	—	—	86
Repurchase of common stock	(1)	—	(300)	—	—	(300)
Shares issued upon conversion of convertible notes (Note 4)	1	—	14	—	—	14
Balance at June 30, 2021	104	$—	$132	$(1,669)	$(5)	$(1,542)

Balance at March 31, 2022	105	$—	$374	$(2,268)	$(10)	$(1,904)
Net loss	—	—	—	(378)	—	(378)
Other comprehensive loss	—	—	—	—	(2)	(2)
Issuance of common stock upon vesting of RSUs	1	—	—	—	—	—
Equity-based compensation expense	—	—	139	—	—	139
Balance at June 30, 2022	106	$—	$513	$(2,646)	$(12)	$(2,145)

See notes to unaudited consolidated and condensed financial statements.

	Six Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders' Deficit
		(in millions)
Balance at December 31, 2020	100	$—	$699	$(1,886)	$(5)	$(1,192)
Net income	—	—	—	149	—	149
Issuance of common stock upon vesting of RSUs	1	—	—	—	—	—
Equity-based compensation expense	—	—	167	—	—	167
Repurchase of common stock	(1)	—	(300)	—	—	(300)
Shares issued upon conversion of convertible notes (Note 4)	4	—	265	—	—	265
Cumulative effect of adopting new credit allowance standard	—	—	(699)	68	—	(631)
Balance at June 30, 2021	104	$—	$132	$(1,669)	$(5)	$(1,542)

Balance at December 31, 2021	105	$—	$337	$(1,949)	$(7)	$(1,619)
Net loss	—	—	—	(697)	—	(697)
Other comprehensive loss	—	—	—	—	(5)	(5)
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation expense	—	—	251	—	—	251
Repurchase of common stock	(1)	—	(75)	—	—	(75)
Balance at June 30, 2022	106	$—	$513	$(2,646)	$(12)	$(2,145)

See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(697)	$149
Adjustments used to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	176	158
Equity-based compensation	233	154
Amortization of discount and issuance costs on convertible notes	4	4
Impairment and other charges	40	12
Other non-cash adjustments	32	—
Changes in operating assets and liabilities:
Accounts receivable, net	(86)	(20)
Inventories	(29)	(7)
Prepaid expenses and other current assets	4	(52)
Other assets	—	(4)
Accounts payable and other current liabilities	(18)	57
Other liabilities	—	1
Net cash (used in) provided by operating activities	(341)	452

Cash flows from investing activities:
Purchase of short- and long-term investments	(402)	(613)
Sale and maturities of short- and long-term investments	447	550
Purchase of property and equipment	(93)	(49)
Site and software development costs	(141)	(84)
Net cash used in investing activities	(189)	(196)

Cash flows from financing activities:
Repurchase of common stock	(75)	(300)
Net cash used in financing activities	(75)	(300)
Effect of exchange rate changes on cash and cash equivalents	(7)	(7)
Net decrease in cash and cash equivalents	(612)	(51)

Cash and cash equivalents:
Beginning of period	$1,706	2,129
End of period	$1,094	$2,078

Supplemental cash flow information:
Cash paid for interest on long-term debt	$13	$14
Non-cash impact to equity upon conversion of convertible notes, net of taxes	$—	265
Purchase of property and equipment included in accounts payable and other liabilities	$36	$27

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

The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. Wayfair believes that there have been no significant changes during the three and six months ended June 30, 2022 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of June 30, 2022, we reported accounts receivable of $308 million, net of allowance for credit losses of $11 million. As of December 31, 2021, we reported accounts receivable of $226 million, net of allowance for credit losses of $12 million. The changes in the allowance for credit losses were not material for the three and six months ended June 30, 2022. Management believes credit risk is mitigated since approximately 98% of the net revenue recognized for the three and six months ended June 30, 2022 was collected in advance of recognition.
Contract Liabilities
Contract liabilities included in other current liabilities was $287 million at June 30, 2022 and $306 million at December 31, 2021. During the six months ended June 30, 2022, Wayfair recognized $207 million of net revenue that was included in other current liabilities as of December 31, 2021.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 10, Segment and Geographic Information, for additional detail.

Impairment and Other Charges
During the second quarter of 2022, Wayfair identified an indicator of impairment for one of our U.S. office locations, which was primarily due to current sublease market conditions. We performed an analysis and determined that the carrying amount of the asset group exceeded its fair value, which was calculated based on estimated future sublease income. As a result, we recorded a charge of $40 million during the second quarter of 2022, which included $32 million of non-cash impairment of the right-of-use (“ROU”) asset, $7 million for the non-cash impairment of fixed assets and the remainder for other items.
In the first quarter of 2021, Wayfair enacted a plan to consolidate certain customer service centers in identified U.S. locations to transition toward virtual service models. Factors that influenced our decision were our ability to utilize a greater use of remote and home office applications and our ability to provide superior customer care. As a result, we recorded a charge of $12 million during the second quarter of 2021, which included $6 million for the non-cash impairment of ROU assets, $5 million for the non-cash accelerated depreciation of fixed assets and the remainder for other items. The impairment of ROU assets represents the excess of estimated future remaining call center lease commitments over expected future sublease income in certain affected facilities.
3. Cash and Cash Equivalents, Investments and Fair Value Measurements
Investments
As of June 30, 2022 and December 31, 2021, all of Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. Wayfair did not have any realized gains nor losses during the three and six months ended June 30, 2022 or 2021.
During the three and six months ended June 30, 2022 and 2021, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. Further, as of June 30, 2022 and December 31, 2021, Wayfair did not record an allowance for credit losses related to its available-for-sale debt securities.
The following tables present details of Wayfair’s investment securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Short-term:
Investment securities	$646	$—	$(2)	$644

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Short-term:
Investment securities	$693	$—	$—	$693
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
The following tables set forth the fair value of Wayfair’s financial assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents:
Cash	$437	$—	$—	$437
Cash equivalents	657	—	—	657
Total cash and cash equivalents	1,094	—	—	1,094
Short-term investments:
Investment securities	—	644	—	644
Total	$1,094	$644	$—	$1,738

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents:
Cash	$906	$—	$—	$906
Cash equivalents	800	—	—	800
Total cash and cash equivalents	1,706	—	—	1,706
Short-term investments:
Investment securities	—	693	—	693
Total	$1,706	$693	$—	$2,399
4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing as of the dates presented:

	June 30, 2022				December 31, 2021
Debt Instrument	Principal Amount	Unamortized Debt Discount		Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount
	(in millions)
Revolving Credit Facility			$—	$—			$—
2022 Notes	$3	$—		$3	$3	$—	$3
2024 Notes	575	(5)		570	575	(6)	569
2025 Notes	1,518	(11)		1,507	1,518	(13)	1,505
2026 Notes	949	(9)		940	949	(9)	940
2025 Accreting Notes	37	—		37	36	(1)	35
Total Debt				$3,057			$3,052
Short-term debt (1)				$3			$—
Long-term debt				$3,054			$3,052
(1) Short-term debt consists of the 2022 Notes and is presented within other current liabilities in the consolidated balance sheets.
Revolving Credit Facility

Wayfair has a five-year senior secured revolving credit facility (the “Revolver”), which matures on March 24, 2026, and provides for non-amortizing revolving loans in an aggregate amount of $600 million. Under the Revolver, the Borrower may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had approximately $65 million in outstanding letters of credit as of June 30, 2022, primarily as security for lease agreements. As of June 30, 2022, there were no revolving loans outstanding under the Revolver.
Convertible Non-Accreting Notes
The following table summarizes certain terms related to our outstanding non-accreting convertible notes (collectively, the “Non-Accreting Notes” and together with the 2025 Accreting Notes, the “Notes”):

Convertible Non-Accreting Notes	Maturity Date	Annual Coupon Rate	Annual Effective Interest Rate	Payment Dates for Semi-Annual Interest Payments in Arrears
2022 Notes	September 1, 2022	0.375%	0.9%	March 1 and September 1
2024 Notes	November 1, 2024	1.125%	1.5%	May 1 and November 1
2025 Notes	October 1, 2025	0.625%	0.9%	April 1 and October 1
2026 Notes	August 15, 2026	1.000%	1.2%	February 15 and August 15
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
Wayfair will settle any conversions of the 2024 Notes, 2025 Notes and 2026 Notes in cash, shares of Wayfair’s Class A common stock or a combination thereof, with the form of consideration determined at Wayfair’s election. The holders of the Non-Accreting Notes may convert all or a portion of the notes prior to certain conversion dates (the “Free Convertibility Date”) under the following circumstances (in each case, as applicable to each series of Non-Accreting Notes):
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
•if Wayfair calls the notes for redemption, at any time prior to 5:00 p.m. (New York City time) (“the close of business”) on the second scheduled trading day immediately preceding the redemption date; and

•upon the occurrence of specified corporate events (as set forth in the applicable indenture).
On or after the applicable Free Convertibility Date until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, holders of the Non-Accreting Notes may convert their Non-Accreting Notes at any time.
Because the conditional conversion features of the 2024 Notes, 2025 Notes and 2026 Notes were not triggered during the calendar quarter ended June 30, 2022, the 2024 Notes, 2025 Notes and 2026 Notes are not convertible during the calendar quarter ended September 30, 2022. As of June 1, 2022, the 2022 Notes are freely convertible and the holders of the 2022 Notes may convert all or a portion of their 2022 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Wayfair will settle any conversion of 2022 Notes with a number of shares of Wayfair’s Class A common stock per $1,000 principal amount of 2022 Notes converted equal to the conversion rate applicable to the 2022 Notes.
The holders of the 2025 Accreting Notes may convert all or a portion of their 2025 Accreting Notes at any time prior to the close of business on the second business day immediately preceding the maturity date. Wayfair will settle any conversion of 2025 Accreting Notes with a number of shares of Wayfair’s Class A common stock per $1,000 original principal amount of 2025 Accreting Notes equal to the accreted principal amount of such original principal amount of 2025 Accreting Notes divided by the conversion price.
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
Conversions of Notes
There were no conversions of the Notes in the three and six months ended June 30, 2022.
In the three months ended June 30, 2021, holders of the 2022 Notes and 2026 Notes converted $15 million of aggregate principal and received 139,196 shares of Wayfair’s Class A common stock. During the six months ended June 30, 2021, holders of the 2022 Notes and 2026 Notes converted $15 million of aggregate principal and received 143,440 shares of Wayfair’s Class A common stock. During the six months ended June 30, 2021, GHEP VII Aggregator, L.P. converted $253 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair's Class A common stock. In aggregate, these conversions increased additional paid-in capital by $14 million and $265 million for the three and six months ended June 30, 2021, respectively.

Interest Expense
Wayfair recognized contractual interest expense and debt discount amortization of $7 million and $2 million, respectively, for the three months ended June 30, 2022 and $13 million and $4 million, respectively, for the six months ended June 30, 2022. We recognized contractual interest expense and debt discount amortization of $7 million and $2 million, respectively, for the three months ended June 30, 2021 and $12 million and $4 million, respectively, for the six months ended June 30, 2021.
Fair Value of Notes
The estimated fair value of the 2022 Notes, 2024 Notes, 2025 Notes, 2026 Notes and 2025 Accreting Notes was $2 million, $465 million, $1.0 billion, $603 million and $22 million respectively, as of June 30, 2022. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Cash and Cash Equivalents, Investments and Fair Value Measurements. The if-converted value of the 2022 Notes, 2024 Notes, 2025 Notes, 2026 Notes and 2025 Accreting Notes did not exceed the principal value as of June 30, 2022.
Capped Calls
The 2022 Capped Calls, 2024 Capped Calls, 2025 Capped Calls and 2026 Capped Calls (collectively, the "Capped Calls") are expected generally to reduce the potential dilution and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Non-Accreting Notes upon conversion of the Non-Accreting Notes if the market price per share of Wayfair’s Class A common stock is greater than the strike price of the applicable Capped Call (which correspond to the initial conversion price of the applicable Non-Accreting Notes and is subject to certain adjustments under the terms of the applicable Capped Call), with such reduction and/or offset subject to a cap based on the cap price of the applicable Capped Calls (the "Initial Cap Price"). The Capped Calls can, at Wayfair’s option, remain outstanding until their maturity date, even if all or a portion of the Non-Accreting Notes are converted, repurchased or redeemed prior to such date.
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
The initial terms for the Capped Calls are presented below:

Capped Calls	Maturity Date	Initial Cap Price	Cap Price Premium
2022 Capped Calls	September 1, 2022	$154.16	100%
2024 Capped Calls	November 1, 2024	$219.63	150%
2025 Capped Calls	October 1, 2025	$787.08	150%
2026 Capped Calls	August 15, 2026	$280.15	150%
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

6. Stockholders’ Deficit
Preferred Stock
Wayfair authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of June 30, 2022, Wayfair had no shares of undesignated preferred stock issued or outstanding.
Common Stock
Wayfair authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 79,850,878 and 79,150,937 shares of Class A common stock and 25,691,397 and 25,691,761 shares of Class B common stock were outstanding as of June 30, 2022 and December 31, 2021. The rights of the holders of Class A common stock and Class B common stock are identical, except for voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if the board of directors (the “Board”), in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since Wayfair's initial public offering through June 30, 2022, 56,347,017 shares of Class B common stock were converted to Class A common stock.
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
During the three months ended June 30, 2022, Wayfair did not repurchase any shares of Class A common stock. During the six months ended June 30, 2022, Wayfair repurchased $75 million under the Repurchase Programs at an average price of $136.80 per share of Class A common stock.
During the three and six months ended June 30, 2021, Wayfair repurchased $300 million through the Repurchase Programs at an average price of $305.50 per share of Class A common stock.
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

The following table presents activity relating to RSUs for the six months ended June 30, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	5,229,708	$208.62
RSUs granted	5,698,486	$98.86
RSUs vested	(1,247,551)	$170.97
RSUs forfeited/canceled	(800,354)	$180.26
Unvested at June 30, 2022	8,880,289	$145.92
The intrinsic value of RSUs vested was $166 million and $195 million for the six months ended June 30, 2022 and 2021, respectively. The aggregate intrinsic value of RSUs unvested is $387 million as of June 30, 2022. Unrecognized equity-based compensation expense related to RSUs expected to vest over time is $1.2 billion with a weighted-average remaining vesting term of 1.4 years as of June 30, 2022.
8. Income Taxes
The provision for income taxes, net recorded in the three and six months ended June 30, 2022 is primarily related to income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, as well as related changes in our valuation allowance on deferred tax assets. Wayfair had no material unrecognized tax benefits as of June 30, 2022 and December 31, 2021.

9. (Loss) Earnings per Share
The following table presents the calculation of basic and diluted (loss) earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Numerator:
Numerator for basic EPS - Net (loss) income	$(378)	$131	$(697)	$149
Effect of dilutive securities:
Interest expense associated with convertible debt instruments	—	9	—	9
Numerator for diluted EPS - net (loss) income available to common stockholders after the effect of dilutive securities	$(378)	$140	$(697)	$158
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	105	104	105	103
Effect of dilutive securities:
Restricted stock units	—	3	—	4
Convertible debt instruments	—	15	—	12
Dilutive potential common shares	—	18	—	16
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	105	122	105	119
(Loss) Earnings per Share:
Basic	$(3.59)	$1.26	$(6.62)	$1.44
Diluted	$(3.59)	$1.14	$(6.62)	$1.33
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted (loss) earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Unvested restricted stock units	9	—	9	—
Shares related to convertible debt instruments	16	—	16	4
Total	25	—	25	4
Wayfair may settle conversions of the 2024 Notes, 2025 Notes and 2026 Notes in cash, shares of Wayfair’s Class A common stock or any combination thereof at its election. Wayfair will settle conversions of the 2022 Notes and 2025 Accreting Notes in shares. The Capped Calls are generally expected to reduce the potential dilution of Wayfair's Class A common stock upon any conversion of the Notes and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Notes upon conversion of the Notes to the extent the market price per share of Wayfair’s Class A common stock is greater than the strike price of the Capped Calls (which corresponds to the initial conversion prices of the Non-Accreting Notes, subject to certain adjustments under the terms of the Capped Calls), with such reduction and/or offset capped at the Initial Cap Price. As of June 30, 2022, the number of shares of Wayfair's Class A common stock potentially issuable at the respective conversion prices of the 2022 Notes, 2024 Notes, 2025 Notes, 2026 Notes and 2025 Accreting Notes, is 25,976 shares, 4,939,825 shares, 3,638,950 shares, 6,389,662 shares and 507,179 shares. Under the Capped Calls outstanding as of June 30, 2022, the maximum cash value obtainable of the 2022 Capped Calls, 2024 Capped Calls, 2025 Capped Calls and 2026 Capped Calls, if exercised at maturity, is $208 million, $510 million, $1.3 billion and $841 million.
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
Wayfair's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net (loss) income before depreciation and amortization, equity-based compensation and related taxes, interest expense, net, other income (expense), net, provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. These charges are excluded from evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance.
Wayfair allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, as well as interest expense, net, other income (expense), net, and provision for income taxes, net. There are no net revenue transactions between Wayfair's reportable segments.
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

The following tables present net revenues and Adjusted EBITDA attributable to Wayfair's reportable segments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
U.S. net revenue	$2,796	$3,098	$5,338	5,919
International net revenue	488	759	939	1,416
Total net revenue	$3,284	$3,857	$6,277	$7,335

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Adjusted EBITDA:
U.S.	$(28)	$323	$(58)	$550
International	(80)	(12)	(163)	(33)
Total reportable segments Adjusted EBITDA	(108)	311	(221)	517
Less: reconciling items (1)	(270)	(180)	(476)	(368)
Net (loss) income	$(378)	$131	$(697)	$149

(1) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net (loss) income:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Depreciation and amortization	$91	$77	$176	$158
Equity-based compensation and related taxes	133	88	245	175
Interest expense, net	6	9	14	16
Other (income) expense, net	(1)	2	(1)	5
Provision for income taxes, net	1	4	2	2
Other (a)	40	—	40	12
Total reconciling items	$270	$180	$476	$368
(a) In the second quarter of 2022, we recorded $40 million of lease impairment and other charges related to changes in market conditions around future sublease income for one of our office locations in the U.S. In the six months ended June 30, 2021, we recorded $12 million of customer service center impairment and other charges related to our plan to consolidate customer service centers.

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, including our financial outlook and profitability goals, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, including our international expansion, omni-channel strategy and launch of physical retail stores, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments and the impact of macroeconomic events, including the COVID-19 pandemic, and our response to such events, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions.
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
•macroeconomic factors, such as interest rates, inflation, the housing market, currency exchange fluctuations and changes in customer spending;
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
Global Considerations
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
Economic Uncertainty
We are also closely monitoring the recent volatility in the global markets and the rise in inflation and interest rates. These developments could continue to negatively impact global economic activity, which may adversely affect our business and our results of operations. As our customers react to these global economic conditions, we may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity. While it is difficult to predict consumer spending in the near term, we believe the long-term opportunity that we see for shopping for the home remains unchanged.
We will continue to monitor economic conditions as we work to manage our business to meet the evolving needs of our customers, employees, suppliers, partners, stockholders and communities.
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
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions, except LTM Net Revenue per Active Customer, Average Order Value and per share data)
Key Financial Statement Metrics:
Net revenue	$3,284	$3,857	$6,277	$7,335
Gross profit	$896	$1,128	$1,699	$2,131
(Loss) income from operations	$(372)	$146	$(682)	$172
Net (loss) income	$(378)	$131	$(697)	$149
(Loss) earnings per share:
Basic	$(3.59)	$1.26	$(6.62)	$1.44
Diluted	$(3.59)	$1.14	$(6.62)	$1.33
Net cash (used in) provided by operating activities	$(115)	$275	$(341)	$452
Key Operating Metrics:
Active customers (1)	24	31	24	31
LTM net revenue per active customer (2)	$537	$478	$537	$478
Orders delivered (3)	10	14	20	29
Average order value (4)	$330	$278	$308	$257
Non-GAAP Financial Measures:
Adjusted EBITDA	$(108)	$311	$(221)	$517
Free Cash Flow	$(244)	$206	$(575)	$319
Adjusted Diluted (Loss) Earnings per Share	$(1.94)	$1.89	$(3.90)	$2.89
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

Results of Consolidated Operations
Comparison of the three months ended June 30, 2022 and 2021
Net revenue
In the three months ended June 30, 2022, net revenue decreased by $573 million, or 14.9%, compared to the same period in 2021, which reflects some normalization in consumer behavior since the onset of the COVID-19 pandemic, as well as recent macroeconomic pressures felt by consumers. The decrease in net revenue was driven by lower orders, partially offset by higher average order values. There was a decrease in order frequency, with LTM orders per active customer decreasing by 5.6% in the three months ended June 30, 2022 compared to the same period in 2021. LTM net revenue per active customer increased 12.3% in the three months ended June 30, 2022, compared to the same period in 2021, driven by higher average order value due in part to inflationary pressures in the supply chain.
Our U.S. net revenue decreased 9.7% and International net revenue decreased 35.7% in the second quarter of 2022, as compared to the same period in 2021. International Net Revenue Constant Currency Growth (see “Non-GAAP Measures”) for the three months ended June 30, 2022 was (34.4)%.

	Three months ended June 30,
	2022	2021	% Change
	(in millions)
U.S. net revenue	$2,796	$3,098	(9.7)%
International net revenue	488	759	(35.7)%
Net revenue	$3,284	$3,857	(14.9)%
For more information on our segments, see Note 10 to the unaudited consolidated and condensed financial statements, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. In the three months ended June 30, 2022, cost of goods sold decreased by $341 million, or 12.5%, as compared to the same period in 2021. The decrease in cost of goods sold is primarily driven by a decrease in the number of orders delivered.
The increase in cost of goods sold as a percentage of net revenue is in part due to mix shifts, lower operational efficiencies from fewer orders and rising logistics costs relative to the same period in 2021.

	Three months ended June 30,
	2022	2021	% Change
	(in millions)
Cost of goods sold	$2,388	$2,729	(12.5)%
As a percentage of net revenue	72.7%	70.8%

Operating expenses
Operating expenses are comprised of customer service and merchant fees, advertising and selling, operations, technology, general and administrative expenses and impairment and other charges. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Three months ended June 30,
	2022	2021	% Change
	(in millions)
Customer service and merchant fees (1)	$162	$145	11.7%
Advertising	378	352	7.4%
Selling, operations, technology, general and administrative (1)	688	485	41.9%
Impairment and other charges	40	—	100.0%
Total operating expenses	$1,268	$982	29.1%
As a percentage of net revenue:
Customer service and merchant fees (1)	4.9%	3.7%
Advertising	11.5%	9.1%
Selling, operations, technology, general and administrative (1)	21.0%	12.6%
Impairment and other charges	1.2%	—%
	38.6%	25.4%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended June 30,
	2022	2021
	(in millions)
Customer service and merchant fees	$9	$6
Selling, operations, technology, general and administrative	$121	$78
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $46 million in the three months ended June 30, 2022, compared to the same period in 2021, as a result of restricted stock units awarded in 2021 and in the six months ended June 30, 2022.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended June 30,
	2022	2021
Customer service and merchant fees	4.7%	3.6%
Selling, operations, technology, general and administrative	17.3%	10.6%
Customer Service and Merchant Fees
Expenses for customer service and merchant fees, both including and excluding the impact of equity-based compensation and related taxes and as a percentage of net revenues, increased during the three months ended June 30, 2022, as compared to the same period in 2021, due to increased compensation costs and a decrease in net revenue.
Advertising
Our advertising expenses increased by $26 million in the three months ended June 30, 2022, as compared to the same period in 2021, which reflects our response to changing market conditions as we sought to maintain our efficiency targets across various channels. As a percentage of net revenue, advertising expenses increased to 11.5% in the second quarter of 2022, as compared to 9.1% in the same period in 2021, due in part to changes in advertising channel mix as well as lower direct traffic.

Selling, operations, technology, general and administrative
Excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities increased by $160 million in three months ended June 30, 2022, as compared to the same period in 2021, primarily attributable to higher personnel costs, and to a lesser extent, higher information technology costs and depreciation and amortization.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses increased to 21.0% in three months ended June 30, 2022, as compared to 12.6% in the same period in 2021, primarily due to the increase in selling, operations, technology, general and administrative expenses.
Impairment and other charges
During the second quarter of 2022, we identified an indicator of impairment for one of our U.S. office locations, which was primarily due to current sublease market conditions. As a result, we recorded a charge of $40 million during the second quarter of 2022, which included $32 million of non-cash impairment of the right-of-use (“ROU”) asset, $7 million for the non-cash impairment of fixed assets and the remainder for other items. We did not record any charges during the three months ended June 30, 2021.
Interest expense, net
Our interest expense, net decreased by $3 million in the three months ended June 30, 2022, as compared to the same period in 2021, primarily driven by higher interest income.

	Three months ended June 30,
	2022	2021	% Change
	(in millions)
Interest expense, net	$(6)	$(9)	(33.3)%
Other income (expense), net
We generated other income, net in the three months ended June 30, 2022 of $1 million primarily attributable to unrealized and realized gains (losses) from foreign currency transactions. We incurred other expense, net of $2 million in the three months ended June 30, 2021, primarily attributable to unrealized and realized gains (losses) from foreign currency transactions.

	Three months ended June 30,
	2022	2021	% Change
	(in millions)
Other income (expense), net	$1	$(2)	(150.0)%
Provision for income taxes, net
Our provision for income taxes, net decreased by $3 million in the three months ended June 30, 2022, as compared to the same period in 2021, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, partially offset by the recognition of a lower discrete tax benefit due to excess tax benefits on equity awards for U.S. employees.

	Three months ended June 30,
	2022	2021	% Change
	(in millions)
Provision for income taxes, net	$1	$4	(75.0)%

Comparison of the six months ended June 30, 2022 and 2021
Net revenue
In the six months ended June 30, 2022, net revenue decreased by $1.1 billion, or 14.4%, as compared to the same period in 2021, which reflects some normalization in consumer behavior since the onset of the COVID-19 pandemic, as well as recent macroeconomic pressures felt by consumers. The decrease in net revenue was driven by lower orders, partially offset by higher average order values. There was a decrease in order frequency, with LTM orders per active customer decreasing by 5.6% in the six months ended June 30, 2022 compared to the same period in 2021. LTM net revenue per active customer increased 12.3% in the six months ended June 30, 2022, compared to the same period in 2021, driven by higher average order value due in part to inflationary pressures in the supply chain.
Our U.S. net revenue decreased 9.8%, while our International net revenue decreased 33.7% in the six months ended June 30, 2022, as compared to same period in 2021. International Net Revenue Constant Currency Growth (see “Non-GAAP Measures” below) for the six months ended June 30, 2022 was (32.3)%.

	Six months ended June 30,
	2022	2021	% Change
	(in millions)
U.S. net revenue	$5,338	$5,919	(9.8)%
International net revenue	939	1,416	(33.7)%
Net revenue	$6,277	$7,335	(14.4)%
For more information on our segments, see Note 10 to the unaudited consolidated and condensed financial statements, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. In the six months ended June 30, 2022, cost of goods sold decreased by $626 million, or 12.0%, as compared to the same period in 2021.
The decrease in cost of goods sold on an absolute basis is primarily driven by a decrease in the number of orders delivered. The increase in cost of goods sold as a percentage of net revenue is in part due to mix shifts, lower operational efficiencies from fewer orders and rising logistics costs relative to the same period in 2021.

	Six months ended June 30,
	2022	2021	% Change
	(in millions)
Cost of goods sold	$4,578	$5,204	(12.0)%
As a percentage of net revenue	72.9%	70.9%

Operating expenses
Operating expenses are comprised of customer service and merchant fees, advertising, selling, operations, technology, general and administrative expenses and impairment and other charges. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Six months ended June 30,
	2022	2021	% Change
	(in millions)
Customer service and merchant fees (1)	$313	$292	7.2%
Advertising	714	718	(0.6)%
Selling, operations, technology, general and administrative (1)	1,314	937	40.2%
Impairment and other charges	40	12	233.3%
Total operating expenses	$2,381	$1,959	21.5%
As a percentage of net revenue:
Customer service and merchant fees (1)	5.0%	4.0%
Advertising	11.4%	9.8%
Selling, operations, technology, general and administrative (1)	20.9%	12.8%
Impairment and other charges	0.6%	0.2%
	37.9%	26.8%
(1) Includes equity-based compensation and related taxes as follows:

	Six months ended June 30,
	2022	2021
	(in millions)
Customer service and merchant fees	$17	$12
Selling, operations, technology, general and administrative	$222	$156
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $71 million in the six months ended June 30, 2022, as compared to the same period in 2021, as a result of RSUs awarded in 2021 and the six months ended June 30, 2022.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Six months ended June 30,
	2022	2021
Customer service and merchant fees	4.7%	3.8%
Selling, operations, technology, general and administrative	17.4%	10.6%
Customer Service and Merchant Fees
Expenses for customer service and merchant fees, including and excluding the impact of equity-based compensation and related taxes and as a percentage of net revenues, increased in the six months ended June 30, 2022, as compared to the same period in 2021, due to increased compensation costs and a decrease in net revenue.
Advertising
Our advertising expenses decreased by $4 million in the six months ended June 30, 2022, as compared to the same period in 2021, which reflects our response to changing market conditions as we sought to maintain our efficiency targets across various channels. As a percentage of net revenue, advertising expenses increased to 11.4% for the six months ended June 30, 2022, as compared to 9.8% in the same period in 2021, due in part to changes in advertising channel mix as well as lower direct traffic.

Selling, operations, technology, general and administrative
Excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities increased by $311 million in the six months ended June 30, 2022, compared to the same period in 2021, primarily attributable to higher personnel costs, and to a lesser extent, higher information technology costs and depreciation and amortization. As a percentage of net revenue, total selling, operations, technology, general and administrative expenses increased to 20.9% in the six months ended June 30, 2022, as compared to 12.8% in the same period in 2021, primarily due to the increase in selling, operations, technology, general and administrative expenses.
Impairment and other charges
During the six months ended June 30, 2022, we identified an indicator of impairment for one of our U.S. office locations, which was primarily due to current sublease market conditions. As a result, we recorded a charge of $40 million during the second quarter of 2022, which included $32 million of non-cash impairment of the right-of-use (“ROU”) asset, $7 million for the non-cash impairment of fixed assets and the remainder for other items.
During the six months ended June 30, 2021, we enacted a plan to consolidate certain customer service centers in identified U.S. locations. As a result, we recorded a charge of $12 million during the six months ended June 30, 2021, which included $6 million for the non-cash impairment of ROU assets, $5 million for the non-cash accelerated depreciation of fixed assets and the remainder for other items.
Interest expense, net

Our interest expense, net decreased by $2 million in the six months ended June 30, 2022, as compared to the same period in 2021, primarily driven by higher interest income.

	Six months ended June 30,
	2022	2021	% Change
	(in millions)
Interest expense, net	$(14)	$(16)	(12.5)%
Other income (expense), net
We generated other income, net in the six months ended June 30, 2022 of $1 million primarily attributable to the net change in unrealized and realized gains (losses) from foreign currency transactions. We incurred other expense, net in the six months ended June 30, 2021 of $5 million, primarily attributable to the net change in unrealized and realized gains (losses) from foreign currency transactions.

	Six months ended June 30,
	2022	2021	% Change
	(in millions)
Other income (expense), net	$1	$(5)	(120.0)%
Provision for income taxes, net
Our provision for income taxes, net remained constant in the six months ended June 30, 2022, as compared to the same period in 2021, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, partially offset by the recognition of a lower discrete tax benefit related to excess tax benefits on equity awards for U.S. employees.

	Six months ended June 30,
	2022	2021	% Change
	(in millions)
Provision for income taxes, net	$2	$2	—%

Liquidity and Capital Resources
Sources of Liquidity
At June 30, 2022, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.7 billion. In addition, we have a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). Wayfair had outstanding letters of credit, primarily as security for certain lease agreements, for approximately $65 million as of June 30, 2022, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$1,094	$1,706
Short-term investments	$644	$693
Working capital	$242	$795
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
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the Securities and Exchange Commission, or SEC, including those set forth Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, macroeconomic events, including the COVID-19 pandemic and related measures to contain its impact, have caused disruption in the capital markets, including increased inflation and interest rates, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets due to the COVID-19 pandemic.
Credit Agreement and Convertible Notes
As of June 30, 2022, we had $3.1 billion of indebtedness outstanding.
Under the terms of our Revolver, we may use proceeds to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
The conditional conversion features of the 2024 Notes, 2025 Notes, and 2026 Notes were not triggered during the second quarter of 2022, and therefore the 2024 Notes, 2025 Notes, and 2026 Notes are not convertible in the third quarter of 2022 pursuant to the applicable last reported sales price condition. On June 1, 2022, the 2022 Notes became freely convertible and the holders of the 2022 Notes may convert all or a portion of their 2022 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The 2025 Accreting Notes are convertible at any time prior to the close of business on the second business day immediately preceding the maturity date. There were no conversions of the Notes in the three and six months ended June 30, 2022.
Whether any of the 2024 Notes, 2025 Notes or 2026 Notes will be convertible in future quarters will depend on the satisfaction of the applicable last reported sales price condition or another conversion condition in the future. If one or more holders elect to convert their 2024 Notes, 2025 Notes or 2026 Notes at a time when any such 2024 Notes, 2025 Notes or 2026 Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the Revolver) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and convertible notes, see Note 4, Debt and Other Financing, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. We do not expect any of these restrictions to affect our ability to conduct our business in the ordinary course. During the second quarter of 2022, we were in compliance with all the terms and conditions of our debt agreements.
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
The Repurchase Programs do not obligate Wayfair to purchase any shares of Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by Wayfair in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of June 30, 2022, Wayfair has repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.
 Trends and Historical Cash Flows

	Six months ended June 30,
	2022	2021
	(in millions)
Net (loss) income	$(697)	$149
Net cash (used in) provided by operating activities	$(341)	$452
Net cash used in investing activities	$(189)	$(196)
Net cash used in financing activities	$(75)	$(300)
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
Cash flows used in operating activities in the six months ended June 30, 2022 decreased by $793 million compared to the same period in 2021 primarily due to the decrease in cash from operating assets and liabilities of $104 million and decrease in net income of $846 million, partially offset by the increase in the loss on impairment of $28 million, increase in equity-based compensation of $79 million, increase in depreciation and amortization expense of $18 million, and increase in other non-cash items of $32 million.
 Investing Activities
Cash flows used in investing activities in the six months ended June 30, 2022 decreased by $7 million compared to the same period in 2021 due to the decrease in purchases of short- and long-term investments of $211 million, partially offset by the increase in site and software development costs of $57 million, decrease in sales and maturities of short- and long-term investments of $103 million, and increase in purchases of property and equipment of $44 million. Purchases of property and equipment and site and software development costs (collectively “Capital Expenditures”) were 3.9% of net revenue for the quarter ended June 30, 2022 and primarily related to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments in our proprietary technology and operational platform. On an absolute dollar basis, we expect Capital Expenditures for the third quarter of 2022 to be within a range of $110 million and $120 million as we continue to expand our technology and logistics network.
Financing Activities
Cash flows used in financing activities in the six months ended June 30, 2022 and June 30, 2021 were $75 million and $300 million due to the repurchase of Class A common stock under authorized share repurchase programs in the respective period.
Contractual Obligations
During the six months ended June 30, 2022, Wayfair entered into contractual obligations of $255 million for future minimum lease payments under non-cancellable operating leases that have not yet commenced. Other than the additional lease obligations, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021.
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as net (loss) income before depreciation and amortization, equity-based compensation and related taxes, interest expense, net, other income (expense), net, provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and the Board to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis as these costs may vary independent of business performance. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board.
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

The following table reflects the reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Reconciliation of Adjusted EBITDA
Net (loss) income	$(378)	$131	$(697)	$149
Depreciation and amortization	91	77	176	158
Equity-based compensation and related taxes	133	88	245	175
Interest expense, net	6	9	14	16
Other (income) expense, net	(1)	2	(1)	5
Provision for income taxes, net	1	4	2	2
Other (1)	40	—	40	12
Adjusted EBITDA	$(108)	$311	$(221)	$517
(1) In the second quarter of 2022, we recorded $40 million of lease impairment and other charges related to changes in market conditions around future sublease income for one of our office locations in the U.S. In the six months ended June 30, 2021, we recorded $12 million of customer service center impairment and other charges related to our plan to consolidate customer service centers.
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
The following table presents a reconciliation of net cash flows (used in) provided by operating activities to Free Cash Flow for each of the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Net cash (used in) provided by operating activities	$(115)	$275	$(341)	$452
Purchase of property and equipment	(53)	(25)	(93)	(49)
Site and software development costs	(76)	(44)	(141)	(84)
Free Cash Flow	$(244)	$206	$(575)	$319
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

A reconciliation of the numerator and denominator for diluted (loss) earnings per share, the most directly comparable GAAP financial measure, and the numerator and denominator for Adjusted Diluted (Loss) Earnings per Share, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Numerator:
Net (loss) income	$(378)	$131	$(697)	$149
Effect of dilutive securities:
Interest expense associated with convertible debt instruments	—	9	—	9
Numerator for diluted EPS - net (loss) income available to common stockholders after the effect of dilutive securities	(378)	140	(697)	158
Adjustments to net (loss) income:
Interest expense associated with convertible debt instruments	—	—	—	6
Equity-based compensation and related taxes	133	88	245	175
Provision for income taxes, net	1	4	2	2
Other	40	—	40	12
Numerator for Adjusted Diluted EPS - Adjusted net income	$(204)	$232	$(410)	$353
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	105	104	105	103
Effect of dilutive securities:
Restricted stock units	—	3	—	4
Convertible debt instruments	—	15	—	12
Dilutive potential common shares	—	18	—	16
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	105	122	105	119
Adjustments to effect of dilutive securities:
Convertible debt instruments	—	—	—	3
Denominator for Adjusted Diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	105	122	105	122
Diluted (Loss) Earnings per Share	$(3.59)	$1.14	$(6.62)	$1.33
Adjusted Diluted (Loss) Earnings per Share	$(1.94)	$1.89	$(3.90)	$2.89
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
See Note 6, Stockholders’ Deficit, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q for information regarding our authorized share repurchase programs. As of June 30, 2022, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.1 billion. There were no repurchases made during the three months ended June 30, 2022.

Item 6.    Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

+	Indicates a management contract or compensatory plan

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYFAIR INC.

Date: August 4, 2022	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ MICHAEL FLEISHER
Michael Fleisher
Chief Financial Officer
(Principal Financial and Accounting Officer)