Form 10-Q
period 2022-09-30
Wayfair Inc.
filed 2022-11-03
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Class	Outstanding at October 27, 2022
Class A Common Stock, $0.001 par value per share	81,430,576
Class B Common Stock, $0.001 par value per share	25,691,397

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2022

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated and Condensed Financial Statements

WAYFAIR INC.
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$731	$1,706
Short-term investments	557	693
Accounts receivable, net	332	226
Inventories	103	69
Prepaid expenses and other current assets	281	318
Total current assets	2,004	3,012
Operating lease right-of-use assets	852	849
Property and equipment, net	763	674
Other non-current assets	34	35
Total assets	$3,653	$4,570
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,056	$1,166
Other current liabilities	905	1,051
Total current liabilities	1,961	2,217
Long-term debt	3,134	3,052
Operating lease liabilities, net of current	909	892
Other non-current liabilities	27	28
Total liabilities	6,031	6,189
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at September 30, 2022 and December 31, 2021	—	—
Class A common stock, par value $0.001 per share: 500,000,000 shares authorized, 80,772,544 and 79,150,937 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class B common stock, par value $0.001 per share: 164,000,000 shares authorized, 25,691,397 and 25,691,761 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	565	337
Accumulated deficit	(2,929)	(1,949)
Accumulated other comprehensive loss	(14)	(7)
Total stockholders’ deficit	(2,378)	(1,619)
Total liabilities and stockholders’ deficit	$3,653	$4,570
See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Net revenue	$2,840	$3,121	$9,117	$10,456
Cost of goods sold	2,016	2,238	6,594	7,442
Gross profit	824	883	2,523	3,014
Operating expenses:
Customer service and merchant fees	156	140	469	432
Advertising	353	315	1,067	1,033
Selling, operations, technology, general and administrative	656	498	1,970	1,435
Impairment and other related charges	—	—	40	12
Restructuring charges	31	—	31	—
Total operating expenses	1,196	953	3,577	2,912
(Loss) income from operations	(372)	(70)	(1,054)	102
Interest expense, net	(5)	(8)	(19)	(24)
Other (expense) income, net	(1)	4	—	(1)
Gain on debt extinguishment	96	—	96	—
(Loss) income before income taxes	(282)	(74)	(977)	77
Provision for income taxes, net	1	4	3	6
Net (loss) income	$(283)	$(78)	$(980)	$71
(Loss) earnings per share:
Basic	$(2.66)	$(0.75)	$(9.28)	$0.68
Diluted	$(2.66)	$(0.75)	$(9.28)	$0.65
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	106	104	106	104
Diluted	106	104	106	107

See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Net (loss) income	$(283)	$(78)	$(980)	$71
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2)	—	(5)	—
Net unrealized loss on available-for-sale investments	—	—	(2)	—
Comprehensive (loss) income	$(285)	$(78)	$(987)	$71

See notes to unaudited consolidated and condensed financial statements

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
		(in millions)
Balance at June 30, 2021	104	$—	$132	$(1,669)	$(5)	$(1,542)
Net loss	—	—	—	(78)	—	(78)
Equity-based compensation expense	—	—	90	—	—	90
Balance at September 30, 2021	104	$—	$222	$(1,747)	$(5)	$(1,530)

Balance at June 30, 2022	106	$—	$513	$(2,646)	$(12)	$(2,145)
Net loss	—	—	—	(283)	—	(283)
Other comprehensive loss	—	—	—	—	(2)	(2)
Equity-based compensation expense	—	—	132	—	—	132
Premiums paid for capped calls (Note 4)	—	—	(80)	—	—	(80)
Balance at September 30, 2022	106	$—	$565	$(2,929)	$(14)	$(2,378)

See notes to unaudited consolidated and condensed financial statements.

	Nine Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
		(in millions)
Balance at December 31, 2020	100	$—	$699	$(1,886)	$(5)	$(1,192)
Net income	—	—	—	71	—	71
Issuance of common stock upon vesting of RSUs	1	—	—	—	—	—
Equity-based compensation expense	—	—	257	—	—	257
Repurchase of common stock	(1)	—	(300)	—	—	(300)
Shares issued upon conversion of convertible notes (Note 4)	4	—	265	—	—	265
Cumulative effect of adopting new credit allowance standard	—	—	(699)	68	—	(631)
Balance at September 30, 2021	104	$—	$222	$(1,747)	$(5)	$(1,530)

Balance at December 31, 2021	105	$—	$337	$(1,949)	$(7)	$(1,619)
Net loss	—	—	—	(980)	—	(980)
Other comprehensive loss	—	—	—	—	(7)	(7)
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation expense	—	—	383	—	—	383
Repurchase of common stock	(1)	—	(75)	—	—	(75)
Premiums paid for capped calls (Note 4)	—	—	(80)	—	—	(80)
Balance at September 30, 2022	106	$—	$565	$(2,929)	$(14)	$(2,378)

See notes to unaudited consolidated and condensed financial statements.

WAYFAIR INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2022	2021
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(980)	$71
Adjustments used to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	270	240
Equity-based compensation	355	237
Amortization of discount and issuance costs on convertible notes	7	6
Impairment and other related charges	40	12
Gain on debt extinguishment	(96)	—
Other non-cash adjustments	20	2
Changes in operating assets and liabilities:
Accounts receivable, net	(113)	(58)
Inventories	(35)	(15)
Prepaid expenses and other current assets	39	(38)
Other assets	—	1
Accounts payable and other current liabilities	(294)	(133)
Other liabilities	15	(4)
Net cash (used in) provided by operating activities	(772)	321

Cash flows from investing activities:
Purchase of short- and long-term investments	(420)	(775)
Sale and maturities of short- and long-term investments	550	701
Purchase of property and equipment	(136)	(78)
Site and software development costs	(205)	(129)
Other investing activities, net	—	5
Net cash used in investing activities	(211)	(276)

Cash flows from financing activities:
Repurchase of common stock	(75)	(300)
Proceeds from issuance of convertible notes, net of issuance costs	678	—
Premiums paid for capped calls	(80)	—
Payment of principal upon maturity of convertible debt	(3)	—
Payments to extinguish convertible debt	(504)	—
Other financing activities, net	—	(2)
Net cash flows provided by (used in) financing activities	16	(302)
Effect of exchange rate changes on cash and cash equivalents	(8)	(7)
Net decrease in cash and cash equivalents	(975)	(264)

Cash and cash equivalents:
Beginning of period	$1,706	$2,129
End of period	$731	$1,865

Supplemental cash flow information:
Cash paid for interest on long-term debt	$26	$19
Non-cash impact to equity upon conversion of convertible notes, net of taxes	$—	$265
Purchase of property and equipment included in accounts payable and other liabilities	$14	$22
    See notes to unaudited consolidated and condensed financial statements.

Wayfair Inc.
Notes to Consolidated and Condensed Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated and condensed financial statements contained in this Quarterly Report on Form 10-Q are those of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, references to “Wayfair,” “we,” “us” and “our” refer to Wayfair Inc. and its subsidiaries. In our opinion, the accompanying unaudited consolidated and condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. Furthermore, interim results are not necessarily indicative of the results for the full year ended December 31, 2022 or future periods.

The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. Wayfair believes that there have been no significant changes during the three and nine months ended September 30, 2022 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of September 30, 2022, we reported accounts receivable of $332 million, net of allowance for credit losses of $19 million. As of December 31, 2021, we reported accounts receivable of $226 million, net of allowance for credit losses of $12 million. The changes in the allowance for credit losses were not material for the three and nine months ended September 30, 2022. Management believes credit risk is mitigated since approximately 97% of the net revenue recognized for the three and nine months ended September 30, 2022 was collected in advance of recognition.
Contract Liabilities
Contract liabilities included in other current liabilities was $237 million at September 30, 2022 and $306 million at December 31, 2021. During the nine months ended September 30, 2022, Wayfair recognized $214 million of net revenue that was included in other current liabilities as of December 31, 2021.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 10, Segment and Geographic Information, for additional detail.

Impairment and Other Related Charges
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
In the first quarter of 2021, Wayfair enacted a plan to consolidate certain customer service centers in identified U.S. locations to transition toward virtual service models. Factors that influenced our decision were our ability to utilize a greater use of remote and home office applications and our ability to provide superior customer care. As a result, we recorded a charge of $12 million during the third quarter of 2021, which included $6 million for the non-cash impairment of ROU assets, $5 million for the non-cash accelerated depreciation of fixed assets and the remainder for other items. The impairment of ROU assets represents the excess of estimated future remaining call center lease commitments over expected future sublease income in certain affected facilities.
Restructuring Charges
On August 19, 2022, Wayfair announced a workforce reduction involving approximately 870 employees in connection with its previously announced plans to manage operating expenses and realign investment priorities. This reduction represented approximately 5% of Wayfair’s global workforce and approximately 10% of Wayfair’s corporate team at that time.
As a result of this workforce reduction, Wayfair incurred a total of $31 million of costs, consisting primarily of one-time employee severance and benefit costs, substantially all of which were expensed in the third quarter of 2022 and recorded to restructuring charges within the consolidated and condensed statements of operations. As of September 30, 2022, Wayfair had $12 million recorded in other current liabilities for employee severance benefits which are expected to be paid in the fourth quarter of 2022.

3. Cash and Cash Equivalents, Investments and Fair Value Measurements
Investments
As of September 30, 2022 and December 31, 2021, all of Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. Wayfair did not have any realized gains nor losses during the three and nine months ended September 30, 2022 or 2021.
During the three and nine months ended September 30, 2022 and 2021, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. Further, as of September 30, 2022 and December 31, 2021, Wayfair did not record an allowance for credit losses related to its available-for-sale debt securities.
The following tables present details of Wayfair’s investment securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Short-term:
Investment securities	$559	$—	$(2)	$557

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Short-term:
Investment securities	$693	$—	$—	$693
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
The following tables set forth the fair value of Wayfair’s financial assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents:
Cash	$332	$—	$—	$332
Cash equivalents	399	—	—	399
Total cash and cash equivalents	731	—	—	731
Short-term investments:
Investment securities	—	557	—	557
Total	$731	$557	$—	$1,288

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents:
Cash	$906	$—	$—	$906
Cash equivalents	800	—	—	800
Total cash and cash equivalents	1,706	—	—	1,706
Short-term investments:
Investment securities	—	693	—	693
Total	$1,706	$693	$—	$2,399

4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing as of the dates presented:

	September 30, 2022				December 31, 2021
Debt Instrument	Principal Amount	Unamortized Debt Discount		Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount
	(in millions)
Revolving Credit Facility			$—	$—			$—
2022 Notes	$—	$—		$—	$3	$—	$3
2024 Notes	200	(2)		198	575	(6)	569
2025 Notes	1,289	(9)		1,280	1,518	(13)	1,505
2026 Notes	949	(8)		941	949	(9)	940
2027 Notes	690	(12)		678	—	—	—
2025 Accreting Notes	37	—		37	36	(1)	35
Total Debt				$3,134			$3,052
Short-term debt				$—			$—
Long-term debt				$3,134			$3,052
Revolving Credit Facility
Wayfair has a five-year senior secured revolving credit facility (the “Revolver”), which matures on March 24, 2026, and provides for non-amortizing revolving loans in an aggregate amount of $600 million. Under the Revolver, Wayfair may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had approximately $66 million in outstanding letters of credit as of September 30, 2022, primarily as security for lease agreements. As of September 30, 2022, there were no revolving loans outstanding under the Revolver.
Convertible Non-Accreting Notes
In September 2022, Wayfair issued $690 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “2027 Notes”), which includes the exercise in full of a $90 million option granted to the initial purchasers. In connection with the issuance of the 2027 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2027 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2027 Notes (the “2027 Capped Calls”).
The following table summarizes certain terms related to our current outstanding non-accreting convertible notes (collectively, the “Non-Accreting Notes” and together with the 2025 Accreting Notes, the “Notes”):

Convertible Non-Accreting Notes	Maturity Date	Annual Coupon Rate	Annual Effective Interest Rate	Payment Dates for Semi-Annual Interest Payments in Arrears
2024 Notes	November 1, 2024	1.125%	1.5%	May 1 and November 1
2025 Notes	October 1, 2025	0.625%	0.9%	April 1 and October 1
2026 Notes	August 15, 2026	1.000%	1.2%	February 15 and August 15
2027 Notes	September 15, 2027	3.250%	3.6%	March 15 and September 15

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
Seniority of the Notes
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
Indentures
The Notes are governed by separate indentures between Wayfair, as issuer, and U.S. Bank National Association, as trustee. The Non-Accreting Notes indenture also includes Wayfair LLC, as guarantor. Each indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or the holders of not less than 25% in aggregate principal amount of the respective Notes then outstanding may declare the entire principal amount or accreted principal amount, as the case may be, of the respective Notes plus accrued interest, if any, to be immediately due and payable.
Conversion and Redemption Terms of the Notes
Wayfair's Notes will mature at their maturity date unless earlier purchased, redeemed or converted. The Notes’ initial conversion terms are summarized below:

Convertible Notes	Maturity Date	Free Convertibility Date	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Earliest Potential Redemption Date
2022 Notes	September 1, 2022	June 1, 2022	9.6100	$104.06	September 8, 2020
2024 Notes	November 1, 2024	August 1, 2024	8.5910	$116.40	May 8, 2022
2025 Notes	October 1, 2025	July 1, 2025	2.3972	$417.15	October 4, 2022
2026 Notes	August 15, 2026	May 15, 2026	6.7349	$148.48	August 20, 2023
2027 Notes	September 15, 2027	June 15, 2027	15.7597	$63.45	September 20, 2025
2025 Accreting Notes	April 1, 2025	-	13.7931	$72.50	May 9, 2023
The conversion rate is subject to adjustment upon the occurrence of certain specified events, including certain distributions and dividends to all or substantially all of the holders of Wayfair’s Class A common stock, but will not be adjusted for accrued and unpaid interest.
During the third quarter of 2022, upon maturity of the 2022 Notes, Wayfair paid in cash the remaining outstanding principal to the holders of the 2022 Notes.
Wayfair will settle any conversions of the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes in cash, shares of Wayfair’s Class A common stock or a combination thereof, with the form of consideration determined at Wayfair’s election. The holders of the Non-Accreting Notes may convert all or a portion of such Notes prior to certain specified dates (each, a “Free Convertibility Date”) under the following circumstances (in each case, as applicable to each series of Non-Accreting Notes):
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
Because the conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes were not triggered during the calendar quarter ended September 30, 2022, the 2024 Notes, 2025 Notes, 2026 Notes, and 2027 Notes are not convertible during the calendar quarter ended December 31, 2022.
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
Wayfair may not redeem the Notes prior to certain dates (the “Redemption Date”). On or after the applicable Redemption Date, Wayfair may redeem for cash all or part of the applicable series of Notes if the last reported sale price of Wayfair’s Class A common stock equals or exceeds 130% (Non-Accreting Notes) or 276% (2025 Accreting Notes) of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which Wayfair provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which Wayfair provides notice of the redemption. The redemption price will be either 100% of the principal amount (or accreted principal amount) of the notes to be redeemed, plus accrued and unpaid interest, if any, or the if-converted value if the holder elects to convert their Notes upon receiving notice of redemption.
Accounting for the Notes
The Notes are recorded as a single unit within liabilities in the consolidated and condensed balance sheets as the conversion features within the Notes are not derivatives that require bifurcation and the Notes do not involve a substantial premium.
Transaction costs to issue the Notes were recorded as direct deductions from the related debt liabilities and amortized to interest expense, net using the effective interest method over the terms of the corresponding Notes.
Interest for the Accreting Notes is amortized to interest expense, net using the effective interest method over the term of the Accreting Notes and recorded to other long-term liabilities in the consolidated and condensed balance sheet. Upon accretion to the principal amount on April 1 and October 1 of each year, Wayfair will reclassify the interest accrued as of that date to long-term debt.
Proceeds from 2027 Notes Transactions and Partial Extinguishment of 2024 Notes and 2025 Notes
The net proceeds from the issuance of the 2027 Notes were approximately $678 million after deducting the initial purchasers’ discounts and the offering expenses payable by Wayfair. Wayfair used approximately $80 million of the net proceeds from the issuance of the 2027 Notes to purchase the 2027 Capped Calls.

In addition, Wayfair used approximately $506 million of the net proceeds from the issuance of the 2027 Notes to repurchase for cash approximately $375 million aggregate principal amount of the 2024 Notes and approximately $229 million aggregate principal amount of the 2025 Notes, as well as aggregate accrued interest of $2 million for both the 2024 Notes and 2025 Notes, in privately negotiated repurchase transactions. In accounting for the repurchases of the 2024 Notes and 2025 Notes, Wayfair recorded a $96 million gain on debt extinguishment, representing the difference between the cash paid for principal of $504 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $600 million.
Wayfair intends to use the remaining net proceeds from the issuance of the 2027 Notes for working capital and general corporate purposes, including, but not limited to, operating and capital expenditures. We may also use a portion of the net proceeds to finance acquisitions, strategic transactions, investments, repurchases of our Class A common stock or the repayment, redemption, purchase or exchange of indebtedness (including the Notes).
Conversions of Notes
There were no conversions of the Notes in the three and nine months ended September 30, 2022.
During the nine months ended September 30, 2021, holders of the 2022 Notes and 2026 Notes converted $15 million of aggregate principal and received 147,374 shares of Wayfair’s Class A common stock. During the nine months ended September 30, 2021, GHEP VII Aggregator, L.P. (“Great Hill”) converted $253 million of accreted principal of the 2025 Accreting Notes and received 3,490,175 shares of Wayfair's Class A common stock. In aggregate, these conversions increased additional paid-in capital by $265 million for the nine months ended September 30, 2021.
Interest Expense
Wayfair recognized contractual interest expense and debt discount amortization of $7 million and $2 million, respectively, for the three months ended September 30, 2022 and $21 million and $6 million, respectively, for the nine months ended September 30, 2022. We recognized contractual interest expense and debt discount amortization of $7 million and $2 million, respectively, for the three months ended September 30, 2021 and $18 million and $6 million, respectively, for the nine months ended September 30, 2021.
Fair Value of Notes
The estimated fair value of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2025 Accreting Notes was $167 million, $862 million, $597 million, $554 million, and $17 million respectively, as of September 30, 2022. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Cash and Cash Equivalents, Investments and Fair Value Measurements. The if-converted value of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2025 Accreting Notes did not exceed the principal value as of September 30, 2022.
Capped Calls
The 2024 Capped Calls, 2025 Capped Calls, 2026 Capped Calls and 2027 Capped Calls (collectively, the "Capped Calls") are expected generally to reduce the potential dilution and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Non-Accreting Notes upon conversion of the Non-Accreting Notes if the market price per share of Wayfair’s Class A common stock is greater than the strike price of the applicable Capped Call (which correspond to the initial conversion price of the applicable Non-Accreting Notes and is subject to certain adjustments under the terms of the applicable Capped Call), with such reduction and/or offset subject to a cap based on the cap price of the applicable Capped Calls (the "Initial Cap Price"). The Capped Calls can, at Wayfair’s option, remain outstanding until their maturity date, even if all or a portion of the Non-Accreting Notes are converted, repurchased or redeemed prior to such date.
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

The initial terms for the Capped Calls are presented below:

Capped Calls	Maturity Date	Initial Cap Price	Cap Price Premium
2024 Capped Calls	November 1, 2024	$219.63	150%
2025 Capped Calls	October 1, 2025	$787.08	150%
2026 Capped Calls	August 15, 2026	$280.15	150%
2027 Capped Calls	September 15, 2027	$97.62	100%
The Capped Calls are separate transactions from the Non-Accreting Notes, are not subject to the terms of the Non-Accreting Notes and will not affect any holder’s rights under the Non-Accreting Notes. Similarly, holders of the Non-Accreting Notes do not have any rights with respect to the Capped Calls. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to Wayfair's stock and meet the requirements to be classified in equity. The premiums paid for the Capped Calls were included as a net reduction to additional paid-in capital within stockholders’ deficit when they were entered.
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
6. Stockholders’ Deficit
Common Stock
Since Wayfair's initial public offering through September 30, 2022, 56,347,017 shares of Class B common stock were converted to the same number of shares of Class A common stock.
Stock Repurchase Programs
During the three months ended September 30, 2022 and September 30, 2021, Wayfair did not repurchase any shares of Class A common stock under its stock repurchase programs.
During the nine months ended September 30, 2022 and September 30, 2021, Wayfair repurchased $75 million and $300 million, respectively of Class A Common stock under its stock repurchase programs at an average price of $136.80 and $305.43 per share.

7. Equity-Based Compensation
2014 Incentive Award Plan
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
The 2014 Plan initially made 8,603,066 shares of Class A common stock available for future award grants. The 2014 Plan also contains an evergreen provision whereby the shares available for future grants are increased on the first day of each calendar year from January 1, 2016 through and including January 1, 2024. As of September 30, 2022, 1,093,512 shares of Class A common stock were available for future grant under the 2014 Plan.
In October 2022, the 2014 Plan was amended (the “Amended 2014 Plan”) by the stockholders of Wayfair to increase the aggregate number of shares of Class A common stock authorized for issuance under the 2014 Plan by 5,000,000 shares.

Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the Amended 2014 Plan are available for future grant under the Amended 2014 Plan.
The following table presents activity relating to RSUs for the nine months ended September 30, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	5,229,708	$208.62
RSUs granted	6,658,162	$93.98
RSUs vested	(2,169,217)	$161.83
RSUs forfeited/canceled	(1,303,409)	$165.97
Unvested at September 30, 2022	8,415,244	$136.46
The intrinsic value of RSUs vested was $210 million and $584 million for the nine months ended September 30, 2022 and 2021, respectively. The aggregate intrinsic value of RSUs unvested is $274 million as of September 30, 2022. Unrecognized equity-based compensation expense related to RSUs expected to vest over time is $1.0 billion with a weighted-average remaining vesting term of 1.3 years as of September 30, 2022.

8. Income Taxes
The provision for income taxes, net recorded in the three and nine months ended September 30, 2022 is primarily related to income tax benefits for tax losses earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, as well as related changes in increases in our valuation allowance on deferred tax assets, as well as some U.S. state minimum and foreign taxes. Wayfair had no material unrecognized tax benefits as of September 30, 2022 and December 31, 2021.

9. (Loss) Earnings per Share
The following table presents the calculation of basic and diluted (loss) earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Numerator:
Numerator for basic EPS - Net (loss) income	$(283)	$(78)	$(980)	$71
Effect of dilutive securities:
Interest expense associated with convertible debt instruments	—	—	—	(2)
Numerator for diluted EPS - net (loss) income available to common stockholders after the effect of dilutive securities	$(283)	$(78)	$(980)	$69
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	106	104	106	104
Effect of dilutive securities:
Restricted stock units	—	—	—	3
Dilutive potential common shares	—	—	—	3
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	106	104	106	107
(Loss) Earnings per Share:
Basic	$(2.66)	$(0.75)	$(9.28)	$0.68
Diluted	$(2.66)	$(0.75)	$(9.28)	$0.65
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted (loss) earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Unvested restricted stock units	8	4	8	—
Shares related to convertible debt instruments	26	15	26	16
Total	34	19	34	16
Wayfair may settle conversions of the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes in cash, shares of Wayfair’s Class A common stock or any combination thereof at its election. Wayfair will settle conversions of the 2025 Accreting Notes in shares. The Capped Calls are generally expected to reduce the potential dilution of Wayfair's Class A common stock upon any conversion of the Notes and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Notes upon conversion of the Notes to the extent the market price per share of Wayfair’s Class A common stock is greater than the strike price of the Capped Calls (which corresponds to the initial conversion prices of the Non-Accreting Notes, subject to certain adjustments under the terms of the Capped Calls), with such reduction and/or offset capped at the Initial Cap Price. As of September 30, 2022, the number of shares of Wayfair's Class A common stock potentially issuable at the respective conversion prices of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2025 Accreting Notes, is 1,714,506 shares, 3,089,893 shares, 6,389,662 shares, 10,874,193 shares and 507,179 shares. Under the Capped Calls outstanding as of September 30, 2022, the maximum cash value obtainable of the 2024 Capped Calls, 2025 Capped Calls, 2026 Capped Calls and 2027 Capped Calls, if exercised at maturity, is $177 million, $1.1 billion, $841 million and $372 million, respectively.
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
Wayfair's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net (loss) income before depreciation and amortization, equity-based compensation and related taxes, interest expense, net, other expense (income), net, provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. These charges are excluded from evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance.
Wayfair allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, impairment and other related charges, and restructuring charges, as well as interest expense, net, other expense (income), net, gain on debt extinguishment, and provision for income taxes, net. There are no net revenue transactions between Wayfair's reportable segments.
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

The following tables present net revenues and Adjusted EBITDA attributable to Wayfair's reportable segments for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
U.S. net revenue	$2,440	$2,595	$7,778	$8,514
International net revenue	400	526	1,339	1,942
Total net revenue	$2,840	$3,121	$9,117	$10,456

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Adjusted EBITDA:
U.S.	$(51)	$167	$(109)	$717
International	(73)	(66)	(236)	(99)
Total reportable segments Adjusted EBITDA	(124)	101	(345)	618
Less: reconciling items (1)	(159)	(179)	(635)	(547)
Net (loss) income	$(283)	$(78)	$(980)	$71

(1) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net (loss) income:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Depreciation and amortization	$94	$82	$270	$240
Equity-based compensation and related taxes	123	89	368	264
Interest expense, net	5	8	19	24
Other expense (income), net	1	(4)	—	1
Provision for income taxes, net	1	4	3	6
Other:
Impairment and other related charges (a)	—	—	40	12
Restructuring charges (b)	31	—	31	—
Gain on debt extinguishment (c)	(96)	—	(96)	—
Total reconciling items	$159	$179	$635	$547
(a) In the nine months ended September 30, 2022, we recorded $40 million of lease impairment and other related charges related to changes in market conditions around future sublease income for one of our office locations in the U.S. In the nine months ended September 30, 2021, we recorded $12 million of customer service center impairment and other related charges related to our plan to consolidate customer service centers in identified U.S. locations.
(b) In the three and nine months ended September 30, 2022, we recorded a $31 million charge to restructuring charges for severance costs associated with the August 2022 workforce reductions. There were no similar charges in the prior period ended September 30, 2021.
(c) In the three and nine months ended September 30, 2022, we recorded a $96 million gain on debt extinguishment upon repurchase of $375 aggregate principal amount of our 2024 Notes and $229 aggregate principal amount of our 2025 Notes in September 2022. There were no similar charges in the prior period ended September 30, 2021.

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations
Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, including our financial outlook and profitability goals, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, including our international expansion, omni-channel strategy and launch of physical retail stores, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments and the impact of macroeconomic events, including the COVID-19 pandemic, interest rates and rising inflation, and our response to such events, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions.
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
•macroeconomic factors, such as interest rates, rising inflation, the housing market, currency exchange fluctuations and changes in customer spending;
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
We are also closely monitoring the recent volatility in the global markets and the rise in inflation and interest rates. These developments could continue to negatively impact global economic activity and consumer behavior, which may adversely affect our business and our results of operations. As our customers react to these global economic conditions, we may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.
While it is difficult to predict all of the impacts these global economic events, including the COVID-19 pandemic and rising inflation and interest rates, will have on our business and to predict consumer spending in the near term, we believe the long-term opportunity that we see for shopping for the home online remains unchanged.
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

We use the following metrics to assess the near and longer-term performance of our overall business:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions, except LTM Net Revenue per Active Customer, Average Order Value and per share data)
Key Financial Statement Metrics:
Net revenue	$2,840	$3,121	$9,117	$10,456
Gross profit	$824	$883	$2,523	$3,014
(Loss) income from operations	$(372)	$(70)	$(1,054)	$102
Net (loss) income	$(283)	$(78)	$(980)	$71
(Loss) earnings per share:
Basic	$(2.66)	$(0.75)	$(9.28)	$0.68
Diluted	$(2.66)	$(0.75)	$(9.28)	$0.65
Net cash used in operating activities	$(431)	$(131)	$(772)	$321
Key Operating Metrics:
Active customers (1)	23	29	23	29
LTM net revenue per active customer (2)	$547	$484	$547	$484
Orders delivered (3)	9	11	29	40
Average order value (4)	$325	$283	$313	$264
Non-GAAP Financial Measures:
Adjusted EBITDA	$(124)	$101	$(345)	$618
Free Cash Flow	$(538)	$(205)	$(1,113)	$114
Adjusted Diluted (Loss) Earnings per Share	$(2.11)	$0.14	$(5.99)	$3.08
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

Results of Consolidated Operations
Comparison of the three months ended September 30, 2022 and 2021
Net revenue
In the three months ended September 30, 2022, net revenue decreased by $281 million, or 9.0%, compared to the same period in 2021, which reflects some normalization in consumer behavior since the onset of the COVID-19 pandemic, as well as recent macroeconomic pressures felt by consumers. The decrease in net revenue was driven by lower orders, partially offset by higher average order values. There was a decrease in order frequency, with LTM orders per active customer decreasing by 5.2% in the three months ended September 30, 2022 compared to the same period in 2021. LTM net revenue per active customer increased 13.0% in the three months ended September 30, 2022, compared to the same period in 2021, driven by higher average order value due in part to inflationary pressures in the supply chain.
Our U.S. net revenue decreased 6.0% and International net revenue decreased 24.0% in the third quarter of 2022, as compared to the same period in 2021. International Net Revenue Constant Currency Growth (see “Non-GAAP Measures”) for the three months ended September 30, 2022 was (22.6)%.

	Three months ended September 30,
	2022	2021	% Change
	(in millions)
U.S. net revenue	$2,440	$2,595	(6.0)%
International net revenue	400	526	(24.0)%
Net revenue	$2,840	$3,121	(9.0)%
For more information on our segments, see Note 10 to the unaudited consolidated and condensed financial statements, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. In the three months ended September 30, 2022, cost of goods sold decreased by $222 million, or 9.9%, as compared to the same period in 2021. The decrease in cost of goods sold is primarily driven by a decrease in the number of orders delivered.
The decrease in cost of goods sold as a percentage of net revenue is in part due to mix shifts offset by lower operational efficiencies from fewer orders and rising logistics costs relative to the same period in 2021.

	Three months ended September 30,
	2022	2021	% Change
	(in millions)
Cost of goods sold	$2,016	$2,238	(9.9)%
As a percentage of net revenue	71.0%	71.7%

Operating expenses
Operating expenses are comprised of customer service and merchant fees, advertising and selling, operations, technology, general and administrative expenses, impairment and other related charges and restructuring charges. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Three months ended September 30,
	2022	2021	% Change
	(in millions)
Customer service and merchant fees (1)	$156	$140	11.4%
Advertising	353	315	12.1%
Selling, operations, technology, general and administrative (1)	656	498	31.7%
Restructuring charges	$31	$—	100.0%
Total operating expenses	$1,196	$953	25.5%
As a percentage of net revenue:
Customer service and merchant fees (1)	5.5%	4.5%
Advertising	12.4%	10.1%
Selling, operations, technology, general and administrative (1)	23.1%	15.9%
Restructuring charges	1.1%	—%
	42.1%	30.5%
(1) Includes equity-based compensation and related taxes as follows:

	Three months ended September 30,
	2022	2021
	(in millions)
Customer service and merchant fees	$8	$7
Selling, operations, technology, general and administrative	$113	$79
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $35 million in the three months ended September 30, 2022, compared to the same period in 2021, as a result of restricted stock units awarded in 2021 and in the nine months ended September 30, 2022.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three months ended September 30,
	2022	2021
Customer service and merchant fees	5.2%	4.3%
Selling, operations, technology, general and administrative	19.1%	13.4%
Customer Service and Merchant Fees
Expenses for customer service and merchant fees, both including and excluding the impact of equity-based compensation and related taxes and as a percentage of net revenues, increased during the three months ended September 30, 2022, as compared to the same period in 2021, due to increased compensation costs and a decrease in net revenue.
Advertising
Our advertising expenses increased by $38 million in the three months ended September 30, 2022, as compared to the same period in 2021, which reflects our response to changing market conditions as we sought to maintain our efficiency targets across various channels. As a percentage of net revenue, advertising expenses increased to 12.4% in the third quarter of 2022, as compared to 10.1% in the same period in 2021, due in part to changes in advertising channel mix as well as lower direct traffic.
Selling, operations, technology, general and administrative

Excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities increased by $124 million in three months ended September 30, 2022, as compared to the same period in 2021, primarily attributable to higher personnel costs, and to a lesser extent, higher information technology costs and depreciation and amortization.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses increased to 23.1% in three months ended September 30, 2022, as compared to 15.9% in the same period in 2021, primarily due to the increase in selling, operations, technology, general and administrative expenses and a decrease in net revenue.
Restructuring charges
During the third quarter of 2022, Wayfair announced a workforce reduction involving approximately 870 employees in connection with its previously announced plans to manage operating expenses and realign investment priorities. This reduction represented approximately 5% of our global workforce and approximately 10% of our corporate team at that time. As a result of this workforce reduction, we incurred a total of $31 million costs, consisting primarily of one-time employee severance and benefit costs. We did not record any charges during the three months ended September 30, 2021.
Interest expense, net
Our interest expense, net decreased by $3 million in the three months ended September 30, 2022, as compared to the same period in 2021, primarily driven by higher interest income.

	Three months ended September 30,
	2022	2021	% Change
	(in millions)
Interest expense, net	$(5)	$(8)	(37.5)%
Other (expense) income, net
We incurred other expense, net in the three months ended September 30, 2022 of $1 million primarily attributable to unrealized and realized gains (losses) from foreign currency transactions. We generated other income, net of $4 million in the three months ended September 30, 2021, primarily attributable to unrealized and realized gains (losses) from foreign currency transactions.

	Three months ended September 30,
	2022	2021	% Change
	(in millions)
Other (expense) income, net	$(1)	$4	(125.0)%

Gain on debt extinguishment
During the third quarter of 2022, Wayfair used approximately $506 million of the net proceeds from issuance of the 2027 Notes to repurchase for cash approximately $375 million aggregate principal amount of the 2024 Notes and approximately $229 million aggregate principal amount of the 2025 Notes, as well as aggregate accrued interest of $2 million for both the 2024 Notes and 2025 Notes, in privately negotiated repurchase transactions. In accounting for the repurchases of the 2024 Notes and 2025 Notes, Wayfair recorded a $96 million gain on debt extinguishment, representing the difference between the cash paid for principal of $504 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $600 million.We did not record any gain on debt extinguishment during the three months ended September 30, 2021.

	Three months ended September 30,
	2022	2021	% Change
	(in millions)
Gain on debt extinguishment	$96	$—	100.0%

Provision for income taxes, net
Our provision for income taxes, net decreased by $3 million in the three months ended September 30, 2022, as compared to the same period in 2021, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, partially offset by the recognition of a lower discrete tax benefit due to excess tax benefits on equity awards for U.S. employees.

	Three months ended September 30,
	2022	2021	% Change
	(in millions)
Provision for income taxes, net	$1	$4	(75.0)%

Comparison of the nine months ended September 30, 2022 and 2021
Net revenue
In the nine months ended September 30, 2022, net revenue decreased by $1.3 billion, or 12.8%, as compared to the same period in 2021, which reflects some normalization in consumer behavior since the onset of the COVID-19 pandemic, as well as recent macroeconomic pressures felt by consumers. The decrease in net revenue was driven by lower orders, partially offset by higher average order values. There was a decrease in order frequency, with LTM orders per active customer decreasing by 5.2% in the nine months ended September 30, 2022 compared to the same period in 2021. LTM net revenue per active customer increased 13.0% in the nine months ended September 30, 2022, compared to the same period in 2021, driven by higher average order value due in part to inflationary pressures in the supply chain.
Our U.S. net revenue decreased 8.6%, while our International net revenue decreased 31.1% in the nine months ended September 30, 2022, as compared to same period in 2021. International Net Revenue Constant Currency Growth (see “Non-GAAP Measures” below) for the nine months ended September 30, 2022 was (29.6)%.

	Nine months ended September 30,
	2022	2021	% Change
	(in millions)
U.S. net revenue	$7,778	$8,514	(8.6)%
International net revenue	1,339	1,942	(31.1)%
Net revenue	$9,117	$10,456	(12.8)%
For more information on our segments, see Note 10 to the unaudited consolidated and condensed financial statements, Segment and Geographic Information, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. In the nine months ended September 30, 2022, cost of goods sold decreased by $848 million, or 11.4%, as compared to the same period in 2021.
The decrease in cost of goods sold on an absolute dollar basis is primarily driven by a decrease in the number of orders delivered. The increase in cost of goods sold as a percentage of net revenue is in part due to mix shifts, lower operational efficiencies from fewer orders and rising logistics costs relative to the same period in 2021.

	Nine months ended September 30,
	2022	2021	% Change
	(in millions)
Cost of goods sold	$6,594	$7,442	(11.4)%
As a percentage of net revenue	72.3%	71.2%

Operating expenses
Operating expenses are comprised of customer service and merchant fees, advertising, selling, operations, technology, general and administrative expenses and impairment and other related charges. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Nine months ended September 30,
	2022	2021	% Change
	(in millions)
Customer service and merchant fees (1)	$469	$432	8.6%
Advertising	1,067	1,033	3.3%
Selling, operations, technology, general and administrative (1)	1,970	1,435	37.3%
Impairment and other related charges	40	12	233.3%
Restructuring charges	31	—	100.0%
Total operating expenses	$3,577	$2,912	22.8%
As a percentage of net revenue:
Customer service and merchant fees (1)	5.1%	4.1%
Advertising	11.7%	9.9%
Selling, operations, technology, general and administrative (1)	21.6%	13.7%
Impairment and other related charges	0.4%	0.1%
Restructuring charges	0.3%	—%
	39.1%	27.8%
(1) Includes equity-based compensation and related taxes as follows:

	Nine months ended September 30,
	2022	2021
	(in millions)
Customer service and merchant fees	$25	$19
Selling, operations, technology, general and administrative	$335	$236
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative expenses increased by $105 million in the nine months ended September 30, 2022, as compared to the same period in 2021, as a result of RSUs awarded in 2021 and the nine months ended September 30, 2022.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Nine months ended September 30,
	2022	2021
Customer service and merchant fees	4.9%	3.9%
Selling, operations, technology, general and administrative	17.9%	11.5%
Customer Service and Merchant Fees
Expenses for customer service and merchant fees, including and excluding the impact of equity-based compensation and related taxes and as a percentage of net revenues, increased in the nine months ended September 30, 2022, as compared to the same period in 2021, due to increased compensation costs and a decrease in net revenue.

Advertising
Our advertising expenses increased by $34 million in the nine months ended September 30, 2022, as compared to the same period in 2021, which reflects our response to changing market conditions as we sought to maintain our efficiency targets across various channels. As a percentage of net revenue, advertising expenses increased to 11.7% for the nine months ended September 30, 2022, as compared to 9.9% in the same period in 2021, due in part to changes in advertising channel mix as well as lower direct traffic.
Selling, operations, technology, general and administrative
Excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities increased by $436 million in the nine months ended September 30, 2022, compared to the same period in 2021, primarily attributable to higher personnel costs, and to a lesser extent, higher information technology costs and depreciation and amortization. As a percentage of net revenue, total selling, operations, technology, general and administrative expenses increased to 21.6% in the nine months ended September 30, 2022, as compared to 13.7% in the same period in 2021, primarily due to the increase in selling, operations, technology, general and administrative expenses and decrease in net revenue.
Impairment and other related charges
During the nine months ended September 30, 2022, we identified an indicator of impairment for one of our U.S. office locations, which was primarily due to current sublease market conditions. As a result, we recorded a charge of $40 million during the second quarter of 2022, which included $32 million of non-cash impairment of the right-of-use (“ROU”) asset, $7 million for the non-cash impairment of fixed assets and the remainder for other items.
During the nine months ended September 30, 2021, we enacted a plan to consolidate certain customer service centers in identified U.S. locations. As a result, we recorded a charge of $12 million during the nine months ended September 30, 2021, which included $6 million for the non-cash impairment of ROU assets, $5 million for the non-cash accelerated depreciation of fixed assets and the remainder for other items.
Restructuring charges
During the nine months ended September 30, 2022, we announced a workforce reduction involving approximately 870 employees in connection with its previously announced plans to manage operating expenses and realign investment priorities. This reduction represented approximately 5% of our global workforce and approximately 10% of our corporate team at that time. As a result of this workforce reduction, we incurred a total of $31 million of costs, consisting primarily of one-time employee severance and benefit costs. We did not record any charges during the nine months ended September 30, 2021.
Interest expense, net
Our interest expense, net decreased by $5 million in the nine months ended September 30, 2022, as compared to the same period in 2021, primarily driven by higher interest income.

	Nine months ended September 30,
	2022	2021	% Change
	(in millions)
Interest expense, net	$(19)	$(24)	(20.8)%
Other expense, net
We did not incur other expense, net in the nine months ended September 30, 2022. We incurred other expense, net in the nine months ended September 30, 2021 of $1 million, primarily attributable to the net change in unrealized and realized gains (losses) from foreign currency transactions.

	Nine months ended September 30,
	2022	2021	% Change
	(in millions)
Other expense, net	$—	$(1)	(100.0)%
Gain on debt extinguishment
During the nine months ended September 30, 2022, we used approximately $506 million of the net proceeds from the issuance of the 2027 Notes to repurchase for cash approximately $375 million aggregate principal amount of the 2024 Notes and approximately $229 million aggregate principal amount of the 2025 Notes, as well as aggregate accrued interest of $2 million for both the 2024 Notes and 2025 Notes, in privately negotiated repurchase transactions. In accounting for the repurchases of the 2024 Notes and 2025 Notes, Wayfair recorded a $96 million gain on debt extinguishment, representing the difference between the cash paid for principal of $504 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $600 million.We did not record any gain on debt extinguishment during the nine months ended September 30, 2021.

	Nine months ended September 30,
	2022	2021	% Change
	(in millions)
Gain on debt extinguishment	$96	$—	100.0%

Provision for income taxes, net
Our provision for income taxes, net decreased in the nine months ended September 30, 2022, as compared to the same period in 2021, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, partially offset by the recognition of a lower discrete tax benefit related to excess tax benefits on equity awards for U.S. employees.

	Nine months ended September 30,
	2022	2021	% Change
	(in millions)
Provision for income taxes, net	$3	$6	(50.0)%
Liquidity and Capital Resources
Sources of Liquidity
At September 30, 2022, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.3 billion. In addition, we have a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). Wayfair had outstanding letters of credit, primarily as security for certain lease agreements, for approximately $66 million as of September 30, 2022, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$731	$1,706
Short-term investments	$557	$693
Working capital	$43	$795
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
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the Securities and Exchange Commission, or SEC, including those set forth Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, macroeconomic events, including the COVID-19 pandemic and related measures to contain its impact, have caused disruption in the capital markets, including increased inflation and interest rates, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets.
Credit Agreement and Convertible Notes
As of September 30, 2022, we had $3.2 billion principal amount of indebtedness outstanding.
Under the terms of our Revolver, we may use proceeds to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
During the third quarter of 2022, we used approximately $506 million of the net proceeds from the issuance of the 2027 Notes to repurchase approximately $375 million aggregate principal amount of the 2024 Notes and approximately $229 million aggregate principal amount of the 2025 Notes, as well as aggregate accrued interest of $2 million for both the 2024 Notes and 2025 Notes. See Note 4, Debt and Other Financing, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q for more information regarding the repurchase of the 2024 Notes and the 2025 Notes.
The conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes were not triggered during the third quarter of 2022, and therefore the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes are not convertible in the fourth quarter of 2022 pursuant to the applicable last reported sales price condition. The 2025 Accreting Notes are convertible at any time prior to the close of business on the second business day immediately preceding the maturity date. There were no conversions of the Notes in the three and nine months ended September 30, 2022.
Whether any of the 2024 Notes, 2025 Notes, 2026 Notes or 2027 Notes will be convertible in future quarters will depend on the satisfaction of the applicable last reported sales price condition or another conversion condition in the future. If one or more holders elect to convert their 2024 Notes, 2025 Notes, 2026 Notes, or 2027 Notes at a time when any such 2024 Notes, 2025 Notes, 2026 Notes, or 2027 Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the Revolver) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and convertible notes, see Note 4, Debt and Other Financing, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q. We do not expect any of these restrictions to affect our ability to conduct our business in the ordinary course. During the third quarter of 2022, we were in compliance with all the terms and conditions of our debt agreements.

Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700 million of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program,” together with the 2020 Repurchase Program, the “Repurchase Programs”). There is no stated expiration date for either of the Repurchase Programs. We will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
The Repurchase Programs do not obligate Wayfair to purchase any shares of Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by Wayfair in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of September 30, 2022, Wayfair has repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.
 Trends and Historical Cash Flows

	Nine months ended September 30,
	2022	2021
	(in millions)
Net (loss) income	$(980)	$71
Net cash (used in) provided by operating activities	$(772)	$321
Net cash used in investing activities	$(211)	$(276)
Net cash flows provided by (used in) financing activities	$16	$(302)
Operating Activities
Cash flows in connection with operating activities consisted of net (loss) income adjusted for certain non-cash items including depreciation and amortization, equity-based compensation, impairment and other related charges, amortization of discount and issuance costs on convertible notes, gain on debt extinguishment and certain other non-cash expenses, as well as the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net (loss) income.
Cash flows used in operating activities in the nine months ended September 30, 2022 decreased by $1,093 million compared to the same period in 2021 primarily due to the decrease in cash from operating assets and liabilities of $141 million and decrease in net (loss) income of $1,051 million, adjusted for non-cash items of $99 million.
 Investing Activities
Cash flows used in investing activities in the nine months ended September 30, 2022 decreased by $65 million compared to the same period in 2021 due to the decrease in purchases of short- and long-term investments of $355 million, partially offset by the decrease in sales and maturities of short- and long-term investments of $151 million, increase in site and software development costs of $76 million, increase in purchases of property and equipment of $58 million, and decrease in other investing activities of $5 million. Purchases of property and equipment and site and software development costs (collectively “Capital Expenditures”) were 3.8% of net revenue for the quarter ended September 30, 2022 and primarily related to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments in our proprietary technology and operational platform. On an absolute dollar basis, we expect Capital Expenditures for the fourth quarter of 2022 to be within a range of $100 million and $110 million as we continue to expand our technology and logistics network.
Financing Activities
Cash flows provided by financing activities in the nine months ended September 30, 2022 increased by $318 million compared to the same period in 2021, primarily due to the $678 million of proceeds from the issuance of convertible notes, net of issuance costs, partially offset by an aggregate payment of $504 million to extinguish convertible debt, $80 million of premiums paid for capped call confirmations, $3 million payment of principal upon maturity of convertible debt, incremental repurchases of Class A common stock of $225 million and a decrease in other financial activities of $2 million.

Contractual Obligations
During the nine months ended September 30, 2022, Wayfair entered into contractual obligations of $266 million for future minimum lease payments under non-cancellable operating leases that have not yet commenced. Other than the additional lease obligations, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021.
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report on Form 10-Q Adjusted EBITDA, a non-GAAP financial measure that we calculate as net (loss) income before depreciation and amortization, equity-based compensation and related taxes, interest expense, net, other expense (income), net, provision for income taxes, net, non-recurring items, and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.
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

The following table reflects the reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Reconciliation of Adjusted EBITDA
Net (loss) income	$(283)	$(78)	$(980)	$71
Depreciation and amortization	94	82	270	240
Equity-based compensation and related taxes	123	89	368	264
Interest expense, net	5	8	19	24
Other expense (income), net	1	(4)	—	1
Provision for income taxes, net	1	4	3	6
Other:
Impairment and other related charges (1)	—	—	40	12
Restructuring charges (2)	31	—	31	—
Gain on debt extinguishment (3)	(96)	—	(96)	—
Adjusted EBITDA	$(124)	$101	$(345)	$618
(1) In the nine months ended September 30, 2022, we recorded $40 million of lease impairment and other related charges related to changes in market conditions around future sublease income for one of our office locations in the U.S. In the nine months ended September 30, 2021, we recorded $12 million of customer service center impairment and other related charges related to our plan to consolidate customer service centers in identified U.S. locations.

(2) In the three and nine months ended September 30, 2022, we recorded a $31 million charge to restructuring charges for severance costs associated with the August 2022 workforce reductions. There were no similar charges in the prior period ended September 30, 2021.

(3) In the three and nine months ended September 30, 2022, we recorded a $96 million gain on debt extinguishment upon repurchase of $375 million in aggregate principal amount of our 2024 Notes and $229 million in aggregate principal amount of our 2025 Notes in September 2022.There were no similar charges in the prior period ended September 30, 2021.

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

The following table presents a reconciliation of net cash flows (used in) provided by operating activities to Free Cash Flow for each of the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Net cash (used in) provided by operating activities	$(431)	$(131)	$(772)	$321
Purchase of property and equipment	(43)	(29)	(136)	(78)
Site and software development costs	(64)	(45)	(205)	(129)
Free Cash Flow	$(538)	$(205)	$(1,113)	$114
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

A reconciliation of the numerator and denominator for diluted (loss) earnings per share, the most directly comparable GAAP financial measure, and the numerator and denominator for Adjusted Diluted (Loss) Earnings per Share, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Numerator:
Net (loss) income	$(283)	$(78)	$(980)	71
Effect of dilutive securities:
Interest expense associated with convertible debt instruments	—	—	—	(2)
Numerator for diluted EPS - net (loss) income available to common stockholders after the effect of dilutive securities	(283)	(78)	(980)	69
Adjustments to net (loss) income:
Interest expense associated with convertible debt instruments	—	—	—	25
Equity-based compensation and related taxes	123	89	368	264
Provision for income taxes, net	1	4	3	6
Other:
Impairment and other related charges	—	—	40	12
Restructuring charges	31	—	31	—
Gain on debt extinguishment	(96)	—	(96)	—
Numerator for Adjusted Diluted EPS - Adjusted net income	$(224)	$15	$(634)	$376
Denominator:
Denominator for basic EPS - weighted-average number of shares of common stock outstanding	106	104	106	104
Effect of dilutive securities:
Restricted stock units	—	—	—	3
Dilutive potential common shares	—	—	—	3
Denominator for diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	106	104	106	107
Adjustments to effect of dilutive securities:
Restricted stock units	—	2	—	—
Convertible debt instruments	—	—	—	15
Denominator for Adjusted Diluted EPS - adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	106	106	106	122
Diluted (Loss) Earnings per Share	$(2.66)	$(0.75)	$(9.28)	$0.65
Adjusted Diluted (Loss) Earnings per Share	$(2.11)	$0.14	$(5.99)	$3.08
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
New Accounting Pronouncements

The information called for by this section is incorporated herein by reference to Note 1, Summary of Significant Accounting Policies, of the unaudited consolidated and condensed financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Certain Information Regarding the Trading of Our Common Stock included in our Annual Report on Form 10-K for information regarding our authorized share repurchase programs. As of September 30, 2022, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.1 billion. There were no repurchases made during the three months ended September 30, 2022.

Item 6.    Exhibits.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number

4.1	Indenture, dated as of September 13, 2022, by and between Wayfair Inc. and U.S. Bank National Association, as trustee.		8-K	001-36666	09/14/22	4.1

4.2	Form of 3.25% Convertible Senior Notes due 2027 (included in Exhibit 4.1).		8-K	001-36666	09/14/22	4.2

10.1	Purchase Agreement, dated September 8, 2022, by and among Wayfair Inc. and Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as representatives of the several Initial Purchasers.		8-K	001-36666	09/14/22	10.1

10.2	Letter Agreement, dated September 8, 2022, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	09/14/22	10.2

10.3	Letter Agreement, dated September 8, 2022, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	09/14/22	10.3

10.4	Letter Agreement, dated September 8, 2022, between Barclays Bank PLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	09/14/22	10.4

10.5	Letter Agreement, dated September 8, 2022, between BNP Paribas and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	09/14/22	10.5

10.6	Letter Agreement, dated September 8, 2022, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	09/14/22	10.6

10.7	Letter Agreement, dated September 9, 2022, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	09/14/22	10.7

10.8	Letter Agreement, dated September 9, 2022, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	09/14/22	10.8

10.9	Letter Agreement, dated September 9, 2022, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	09/14/22	10.9

10.10	Letter Agreement, dated September 9, 2022, between BNP Paribas and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	09/14/22	10.10

10.11	Letter Agreement, dated September 9, 2022, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	09/14/22	10.11

10.12	Amendment No. 1 to 2014 Incentive Award Plan (included in Annex B)		DEF 14A	001-36666	08/29/22

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

+	Indicates a management contract or compensatory plan

#	This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYFAIR INC.

Date: November 3, 2022	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ KATE GULLIVER
Kate Gulliver
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)