Form 10-K
period 2022-12-31
Wayfair Inc.
filed 2023-02-23
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
1

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 computed by reference to the closing sale price of $43.56 per share as reported on the New York Stock Exchange on that date was $3.8 billion.

Class	Outstanding at February 13, 2023
Class A Common Stock, $0.001 par value per share	84,844,690
Class B Common Stock, $0.001 par value per share	25,691,352
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after the end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.
2

Wayfair Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2022

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to a number of risks that could adversely affect our business, financial condition and operating results. These risks are discussed more fully below and include, but are not limited to, risks related to:
Risks Related to Macroeconomic Conditions and Industry Trends
•Global economic conditions and the effect of economic pressures and other business factors on discretionary consumer spending and consumer preferences may have a material adverse effect on our business, results of operations and financial condition.
•The ongoing COVID-19 pandemic, and any future outbreaks or other public health emergencies, could materially affect our business, liquidity, financial condition and operating results.
Risks Related to Our Business and Industry
•If we fail to manage our growth effectively, our business, financial condition and operating results could be harmed.
•If we fail to acquire new customers, reactivate prior customers or retain existing customers, or fail to do so in a cost-effective manner, our business, financial condition and operating results could be harmed.
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
•Our efforts to expand our business into new brands, channels, products, services, technologies and geographic markets will subject us to additional business, legal, financial and competitive risks and may not be successful.
•Our international operations subject us to various additional legal, regulatory, financial and other risks.
•Fluctuations in currency exchange rates could adversely affect our financial performance and our reported results of operations.
•We have had a history of losses and we may be unable to achieve or sustain profitability and positive cash flow in the future as we continue to expand our business.
•System interruptions that impair customer access to our sites or other performance failures or incidents involving our logistics network, our technology infrastructure or our critical technology partners could damage our business, reputation and brand and substantially harm our business and results of operations.
•Our failure to operate effectively in a highly competitive and evolving industry could have a material adverse effect on our business.
•Our marketing efforts to help grow our business may not be effective, and failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our e-commerce and omnichannel approach to shopping for home goods.
•We may be subject to product liability and other similar claims and lawsuits if people or property are harmed by the products we sell.
•We depend on our suppliers and other third parties, including our suppliers and logistics carriers, to perform certain services regarding the products that we offer online.
•Our business may be adversely affected if we are unable to provide our customers a cost-effective shopping platform that is able to respond and adapt to rapid changes in technology.
•We rely on the performance of members of management and highly skilled personnel, and if we are unable to attract, develop, motivate and retain well-qualified employees, our business could be harmed.

•We may not be able to adequately protect our intellectual property rights.
Risks Related to Our Indebtedness and Capital Raising
•Our outstanding indebtedness, or additional indebtedness that we may incur, could limit our operating flexibility and adversely affect our financial condition.
Risks Related to Laws and Regulations
•Government regulation of the Internet and e-commerce is evolving and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.
•Failure to comply with federal, state and international laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current, or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business reputation and our financial condition.
Risks Related to Ownership of our Class A Common Stock
•The dual class structure of our common stock has the effect of concentrating voting control with our co-founders, which will limit your ability to influence corporate matters.
•The price of our Class A common stock has been and may in the future be volatile. This volatility may affect the price at which you could sell your Class A common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock.

PART I
Item 1. Business
Overview
Wayfair is one of the world's largest online destinations for the home. Through our e-commerce platform, we offer customers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over 40 million products from over 20 thousand suppliers. We are focused on bringing our customers an experience that is at the forefront of shopping for the home online. Wayfair customers span a wide range of demographics, with annual household income ranging from $25,000 to over $250,000, and also include business professionals. We have built one of the largest online selections of furniture, décor, housewares and home improvement products in order to appeal to our customers’ different tastes, styles, purchasing goals and budgets when shopping for their home. We are able to offer this vast selection of products because we hold minimal inventory. We specialize in the home category and this has enabled us to build a shopping experience and logistics infrastructure that is tailored to the unique characteristics of our market.
The delivery experience and overall customer service we offer our shoppers are central to our business. The majority of our products are shipped to customers directly from our suppliers with an increasing proportion flowing through our own logistics network. We have invested considerably in our logistics network and leverage these capabilities to improve the experience for both customers and suppliers. This network consists of CastleGate and the Wayfair Delivery Network (“WDN”). We also offer inbound services via CastleGate Forwarding (“CGF”). Our CastleGate facilities enable suppliers to forward-position their inventory in our warehouses, allowing us to offer faster delivery. Through WDN, we can directly manage large parcel deliveries via consolidation centers, cross docks and last mile delivery facilities, which, alongside CastleGate, enables us to speed up deliveries, decrease our reliance on third parties and undertake efforts to reduce damage. Our CGF services allow our suppliers to unlock efficiencies on inbound logistics, including through Asia-based product consolidation and port-to-door freight forwarding solutions, which ultimately result in faster deliveries to our customers. We believe these investments in logistics capabilities result in an enhanced experience for our customers and suppliers. In addition to logistics, we offer a range of supplemental media services in support of a seamless selling experience for suppliers. We also believe providing superior customer service is key to delighting our customers. Our customer service locations are staffed with over 4,200 highly-trained sales and service employees located in the United States (“U.S.”) and Europe.
Our co-founders are lifetime tech innovators who have worked together in the commercial Internet sector since 1995. As engineers themselves, they have created a company culture deeply rooted in technology and data, and their significant equity ownership in Wayfair has informed their leadership and allowed them to take a long-term view when building the company.
As used herein, “Wayfair,” “the company,” “we,” “us,” “our” and similar terms refer to Wayfair Inc. and its subsidiaries, unless the context indicates otherwise.
Segments
Our operating and reportable segments are the U.S. and International, which includes our businesses in Canada, the United Kingdom, Germany and Ireland. See Note 13, Segment and Geographic Information, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Net revenue of the U.S. segment represented 86% of consolidated net revenue for the year ended December 31, 2022.
Our Industry
The home goods market is large and characterized by specific consumer trends, structural challenges and market dynamics that are shaping the future of our industry.
Addressable Market Size and Growth
We estimate that the annual U.S. market for home goods is over $450 billion, of which, by our estimate, more than a fifth is sold online. According to data released by the U.S. Census Bureau, there are more than 100 million households in the U.S. with annual incomes over $25,000. Moreover, we believe there are more than 200 million individuals between the ages of 20 and 70 in the U.S., many of whom are accustomed to purchasing goods online. As younger generations age, start new families and move into new homes, we expect online sales of home goods to increase. In addition, we believe the online home goods market will further grow as older generations of consumers become increasingly comfortable purchasing online. Including our presence in Canada and Western Europe, we believe our total addressable market is more than $800 billion.

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
When shopping for the home, consumers desire uniqueness, which requires vast selection. In the market for home goods, consumers with different tastes, styles, purchasing goals and budgets require a broad selection of products and choices. Traditional brick and mortar home goods retailers must balance scale of selection with the challenges of high inventory carrying costs and limited showroom and storage space - as a result, consumers must shop multiple stores in order to browse and access a vast selection of products. Other e-commerce retailers that sell home goods typically focus their shopping experiences around keyword search, instead of a browse-oriented journey that encourages discovery. We believe the lack of an easy-to-browse, one-stop shopping experience with massive selection has led to consumer dissatisfaction with home goods shopping both online and off.
Logistics, fulfillment and customer service for home goods products are challenging given the variety of categories and price points and the mix of heavy and bulky items. Home goods often have a low dollar value to weight ratio compared to other categories of retail, therefore requiring a robust and reliable logistics network that is optimized for items with those characteristics. Many consumers also seek first-rate customer service so they are not burdened with managing delivery, shipping and return logistics on their own. However, we believe big box retailers that serve the mass market for home goods are often unable or unwilling to provide this level of service.
Our Solution - Key Benefits for Our Customers
We offer a broad selection and choice. We have one of the largest online selections of furniture, décor, housewares and home improvement products, with over 40 million products from over 20 thousand suppliers. We have built a portfolio of over one hundred house brands, which offer curated brand experience, making it easier for customers to discover styles, products and price points that appeal to them.
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
We give customers inspirational content and an engaging shopping journey. To inspire customers, we produce beautiful imagery and highly-tailored editorial content both in house and through third parties. We use personalization to create a more engaging consumer experience and we allow customers to create looks they love with tools such as our Room Ideas. More than half of the traffic coming to Wayfair.com is from mobile devices and our investment in mobile allows us to deliver value, convenience and inspiration to consumers anytime and anywhere. Our mobile app also offers customers a powerful way to shop for their home from their home using our “View in Room 3D” augmented reality tool.
We support our customers' shopping journey from start to finish through everything from financing solutions to customer support. Our private label and co-branded credit cards build loyalty and encourage repeat shopping with cash back rewards. Superior customer service is a core part of the experience we offer shoppers. Our customer service organization has over 4,200 employees who help consumers navigate our sites, answer questions and complete orders, as well as specialists focused on specific product classes. This team helps us build trust with consumers, build our brand awareness, enhance our reputation and drive sales.
Our Solution - Key Benefits for Our Suppliers
We give suppliers cost-effective access to our large customer base. We sell products from over 20 thousand suppliers, many of which are small, family-run operations without well-known product brands and without easy retail access to a large customer base. We provide our suppliers with access to our large customer base, with 22.1 million active customers over the last twelve months, enabling our suppliers to increase their sales and access the growing e-commerce market.
Suppliers can leverage our technological expertise to enhance their success on our platform. Our technology platform is designed to allow suppliers to easily provide us with their full product selection and to highlight selected products for customers on our sites. We offer our suppliers a view of our demand and inventory needs via powerful data and analytics. Suppliers are also able to enhance their media and merchandising by using additional services provided by Wayfair, including through sponsored content. We believe many of our suppliers have increased their sales through our technology platform, which has strengthened their loyalty to us.
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
•Wayfair: Everything home — for a space that's all you.
•Joss & Main: The ultimate style edit for home.
•AllModern: All of modern, made simple.
•Birch Lane: A fresh take on the classics.
•Perigold: An undiscovered world of luxury design.
•Wayfair Professional: Just right for Pros.
Wayfair represents a significant majority of our net revenue and is currently the only one of our sites that also operates internationally, operating as Wayfair.ca in Canada, Wayfair.co.uk in the United Kingdom, Wayfair.de in Germany and Wayfair.ie in Ireland.
On our sites, we also feature certain products under our house brands, such as Three Posts® and Mercury Row®. Through these house brands, which feature curated selections refined by style and price point, we help our customers navigate our vast product assortment to find items that uniquely match their needs.
Technology
We have custom-built large portions of our technology and operational platform to deliver the best experience for both our customers and suppliers. Our success has been built on a culture of data-driven decision-making, operational discipline and an unwavering focus on the customer. We believe that our internal control of our technology systems, which gives us the ability to update them often, is a competitive advantage.
Our team of engineers and data scientists has built a full set of technology solutions specific to the home goods market. Our storefront consists of a large set of tools and systems with which our customers directly interact, that are specifically tuned for shopping the home goods category by mixing lifestyle imagery with easy-to-use navigation tools and personalization features designed to increase customer conversion. We have designed operations software to deliver the reliable and consistent experience consumers desire, with proprietary software enhancing our performance in areas such as integration with our suppliers, our warehouse and logistics network and our customer service operation. Much of our advertising technology was internally developed, including campaign management and bidding algorithms for online advertising. This allows us to leverage our internal data and target customers efficiently across various channels. We also partner selectively with marketing partners where we find solutions that meet our marketing objectives and deliver a strong return on investment.
Much of the underlying infrastructure for storefront, operations and advertising technology is common across all of our sites and countries. We have transitioned most of our data storage and processing systems from our physical data centers to a cloud-based solution.
Marketing
We use a variety of marketing and advertising efforts to drive customer engagement across all of our channels, strengthen and reinforce brand and product awareness, as well as attract new customers and encourage repeat purchases from existing customers. Our paid advertising efforts consist primarily of online channels, including search engine marketing, display advertising and paid social media, and to a lesser extent direct mail and television advertisements. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile “push” notifications and email. Upon acquiring a customer or a potential customer's email address, we seek to increase their engagement with our sites and drive repeat purchases. This effort to increase engagement and repeat purchasing is driven by all of our marketing tools, including personalized email marketing efforts and customer retargeting. We rigorously manage our paid marketing efforts towards the goal that each new spending initiative is cost-effective with a measurable return on investment within a designated period of time.
Logistics
Our logistics network was built specifically for the home category, where items can be bulky, heavy and prone to damage. Our primary method of fulfillment is a drop-ship network where integration into our suppliers' back-end technology infrastructure allows us to process an order and send the information directly to a supplier's warehouse. We arrange for shipment from the loading dock of the supplier's warehouse to the customer's home. Depending on the size of the package, the delivery is made either through carriers such as FedEx, UPS, DHL, the U.S. Postal Service or third-party line haul trucking companies and third-party last mile home delivery agents.
We have also been growing the percentage of our customer orders that are shipped from our CastleGate warehouses over the last several years. This is facilitated by our CastleGate Forwarding services, offering inbound freight, drayage and ocean services for suppliers sending products from Asia with direct delivery to CastleGate locations. The majority of large parcel items are delivered to the customer through our Wayfair Delivery Network, which includes consolidation centers, cross docks and last mile delivery facilities. For smaller items, we partner with carriers to handle the delivery to the customer. We believe that our proprietary logistics network has and will continue to help drive incremental sales by delighting our customers with faster delivery times and a better home delivery experience. Over time we believe this network will also lower our costs per order by reducing damage rates and leveraging economies of scale in transportation.
Customer Service
Our customer service team consists of over 4,200 highly-trained sales and service employees located across North America and Europe who are available to assist our customers with sales and service via phone, email or online chat. Providing our customers with superior customer service is one of our key values. As part of our commitment to providing superior customer service, our sales and service employees receive extensive training as well as competitive compensation and benefit packages. Our customer service team consists of employees focused on general sales and service matters, as well as specialists who have deeper expertise and training in select areas of our catalog, such as lighting, flooring and upholstery.
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

Competition
The market for online home goods and furniture is highly competitive, fragmented and rapidly changing. While we are primarily focused on the mass market, we compete across all segments of the home goods market. Our competition includes furniture stores, big box retailers, department stores, specialty retailers and online retailers and marketplaces in the U.S., Canada, the United Kingdom, Germany and Ireland, including:
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
•Online Retailers and Marketplaces: Amazon, Build.com, Houzz, eBay, Etsy and Overstock;
•International: Argos, Canadian Tire, John Lewis, Leon's, Next, Otto, Westwing, and XXXLutz, in addition to several of the companies listed above who also compete with us internationally.
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
Human Capital
At Wayfair, we believe strongly in our people. Supporting our employees has always been central to our work and we believe that it is important that all employees feel welcome and are able to bring their full selves to work every day.
We believe we have a good relationship with our employees, which includes 15,745 full-time equivalent employees as of December 31, 2022. Our reported headcount includes a substantial majority of the approximately 1,750 employees impacted by the workforce reduction we announced in January 2023, who will no longer be reflected in our headcount by the end of the first quarter of 2023. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our logistics network. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
Diversity, Equity and Inclusion
Wayfair has a dedicated Diversity, Equity and Inclusion (“DEI”) team that serves as our internal compass in promoting a global community, ensuring an inclusive culture and growing market penetration through innovation that only a sense of belonging across a diverse workforce can provide.
Through cross-functional partnerships, the DEI team creates the strategy and identifies initiatives to embed a lens of inclusivity into all aspects of the business with a keen focus on increasing diverse representation internally and externally. We have worked to include DEI best practices into several parts of the employee lifecycle, including hiring, performance management and career and leadership development. In addition to threading DEI through the employee lifecycle, we have partnered with groups across the business to leverage DEI principles in support of our broader company goals –– not only for our people, but for our customers, our suppliers and our partners.
Compensation and Benefits
Wayfair’s overall compensation program is structured to attract, motivate and retain highly qualified talent by paying them competitively and equitably, including offering market-competitive salaries, equity and benefits. Our full-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package including life and health (medical, dental and vision) insurance, a 401(k) retirement plan, where we provide matching contributions competitive with those provided by our peers, paid parental leave, paid time off, and a discount off of purchases made through our family of sites.

Health, Safety and Well-Being
Wayfair is committed to protecting our team members’ health and wellness. Since the onset of the COVID-19 pandemic we have continued to follow the guidance and recommendations from the Center for Disease Control (CDC) and all local public health authorities. We strongly encourage all employees to become fully vaccinated. We also provide benefits and resources to employees to address stress, burnout and mental health and promote self-care.
More Information
Additional information about our human capital management efforts, including our latest Diversity, Equity & Inclusion, can be found on our investor website at investor.wayfair.com.
Global Considerations
As a company with a global business, we are continuing to closely monitor macroeconomic impacts on our business, results of operations and financial results. Our focus remains on promoting the health, safety and financial security of our employees and serving our customers.
We are also closely monitoring the recent volatility in the global markets and the rise in inflation and interest rates. These developments could continue to negatively impact global economic activity and consumer behavior, which may adversely affect our business and results of operations. While it is difficult to predict all of the impacts these global economic events, including rising inflation and interest rates, will have on our business and to predict consumer spending in the near term, we believe the long-term opportunity that we see for shopping for the home online remains unchanged.
Additional information regarding these global impacts on our business is set forth within this Part I, Item 1A, Risk Factors and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
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
Available Information
We encourage investors to use our investor relations website, investor.wayfair.com, to find information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission (“SEC”), as well as corporate governance information (including our Code of Business Conduct and Ethics). We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Wayfair and other issuers that file electronically with the SEC. Our telephone number is (617) 532-6100 and our website address is www.wayfair.com. The information contained in our website or connected thereto is not a part of, or incorporated into, this Annual Report on Form 10-K. Further, our references to website URLs are intended to be inactive textual references only.

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
Risks Related to Macroeconomic Conditions and Industry Trends
Global economic conditions and the effect of economic pressures and other business factors on discretionary consumer spending and consumer preferences may have a material adverse effect on our business, results of operations and financial condition.
Uncertainties in global economic conditions that are beyond our control have in the past impacted our business and may in the future materially adversely affect our business, results of operations, financial condition and stock price. These adverse economic conditions include inflation, slower growth or recession, new or increased tariffs and other, changes to fiscal and monetary policy, higher interest rates, high unemployment, decreased consumer confidence in the economy, armed hostilities, such as the ongoing military conflict between Russia and Ukraine, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products we sell, and other matters that influence consumer spending and preferences.
In addition, consumer confidence and spending can be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, including home equity loans and consumer credit, changes in net worth based on market changes and uncertainty, energy shortages and cost increases, labor and healthcare costs, government actions and general uncertainty regarding the overall future economic environment. Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our operating results are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Declines in consumer spending have and, in the future, may result in decreased demand for our products and services which may have an adverse effect on our results of operations.
A downturn in the economic environment can also lead to financial instability, increased credit and collectability risk on our receivables, the failure of important partners, including suppliers, logistics providers, derivative counterparties and other financial institutions, limitations on our ability to issue new debt, reduced liquidity and declines in the fair value of our financial instruments. These and other economic factors can materially adversely affect our business, results of operations, financial condition and stock price.
The ongoing COVID-19 pandemic, and any future outbreaks or other public health emergencies, could materially affect our business, liquidity, financial condition and operating results.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic and the various responses to it globally have created significant volatility, uncertainty and economic disruption. Authorities across the U.S. and the globe have implemented varying degrees of restriction on social and commercial activity. While certain of these restrictions were lifted and phased re-openings occurred in some regions, some restrictions continued through fiscal 2022 in certain regions or to certain extents, and other regions have seen a resurgence of COVID-19 cases resulting in reinstitution or expansion of such measures.
In particular, while we saw increased sales and order activity at times during the COVID-19 pandemic, the pandemic significantly disrupted the global supply chain, including many of our suppliers, logistics providers and other partners. Such disruptions, including staffing shortages, raw material and labor inflation, factory closures and production slowdowns, port closures a stoppages and/or disruptions in delivery systems, have and may continue to materially and adversely affect our suppliers’ ability to provide products in a timely manner, or at all, and have and may continue to materially and adversely affect our logistics providers’ ability to distribute products to our customers in a timely manner, or at all. The issues related to the global supply chain may continue into 2023.

The extent of the impact of the COVID-19 pandemic on our business will depend on future developments, which remain highly uncertain and difficult to predict, including the duration, severity and sustained geographic spread of the pandemic, additional waves of increased infections, the virulence and spread of different strains of the virus, and the extent to which associated prevention, containment, remediation and treatment efforts, including global vaccination programs and vaccine acceptance, are successful. Additionally, to the extent the COVID-19 pandemic or other outbreaks, epidemics, pandemics or public health crises adversely affects our business, results of operations or financial condition, it may heighten other risks described in this “Risk Factors” section below.
Risks Related to Our Business and Industry
If we fail to manage our growth effectively, our business, financial condition and operating results could be harmed.
Our historical growth rates may not be sustainable or indicative of future growth. To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee base. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, beginning in 2022 and continuing in 2023, in an effort to reduce our operational costs and improve our organizational efficiency, we implemented a cost efficiency plan, part of which included an internal restructuring and a workforce reduction. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and adverse effects to our reputation as an employer, which could make it more difficult for us to hire new employees in the future and to retain and motivate key employees, and there is a risk that we may not achieve the anticipated benefits from the reduction in force. We also face significant competition for personnel. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results. Properly managing our growth will also require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business. Further, we have a substantial number of hourly employees. While we are at or above current local and federal minimum wage requirements across the U.S, any future local or federal minimum wage increases may increase our labor costs, which may have an adverse effect on our results of operations.
Additionally, the growth of our business places significant demands on our operations, as well as our management and other employees. For example, we typically launch hundreds of promotional events across thousands of products each month on our sites via emails, "push" notifications and personalized displays. These events require us to produce updates of our sites and emails to our customers on a daily basis with different products, photos and text. Any surge in online traffic and orders associated with such promotional activities places increased strain on our operations, including our logistics network, and may cause or exacerbate slowdowns or interruptions. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. Further, we have faced and may continue to face a number of challenges to our expansion into physical retail locations, including locating retail space with a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hiring in-store talent and expanding our physical retail operations in a cost-effective manner. We have entered into and may continue to enter into long-term leases before we know whether our physical retail strategy or a particular geography will be successful. We are also required to manage relationships with a growing number of suppliers, customers and other third parties across the world. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our supplier and employee base.
Failure to manage our growth and organizational change effectively could lead us to over-invest or under-invest in technology and operations; result in weaknesses in our infrastructure, systems or controls; give rise to operational mistakes, losses or loss of productivity or business opportunities; reduce customer satisfaction; limit our ability to respond to competitive pressures; and result in loss of employees and reduced productivity of remaining employees. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially adversely affected.

If we fail to acquire new customers, reactivate prior customers or retain existing customers, or fail to do so in a cost-effective manner, our business, financial condition and operating results could be harmed.
Our success depends on our ability to acquire and retain customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase home goods and may prefer alternatives to our offerings, such as traditional brick and mortar retailers, the websites of our competitors or our suppliers' own websites. We have made significant investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers and to reactivate prior customers. Our paid advertising efforts consist of television advertising, direct mail, catalog and print advertising, and online channel advertising, including display advertising, paid search advertising, social media advertising, search engine optimization and comparison shopping engine advertising. These efforts are expensive and may not result in the cost-effective acquisition of customers. Our marketing expenses have varied from period to period, and we expect this trend to continue as we test new channels and refine our marketing strategies. We may increase or decrease our marketing spend within a period, based on the degree of our achievement of intended results, which may result in increased or decreased customer engagement in any given period. We cannot assure you that the net profit from new or returning customers we acquire will ultimately exceed the cost of acquiring those customers. Additionally, actions by third parties to block or impose restrictions on the delivery of certain advertisements could also adversely impact our business. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers or retain existing customers. If we are unable to acquire new customers or reactivate prior customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers or efficiencies in our logistics network, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.
We also utilize non-paid advertising. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile "push" notifications and email. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google, Bing and Yahoo!. Although we employ search engine optimization and search engine marketing strategies, our ability to maintain and increase the number of visitors directed to our website and application is not entirely within our control. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels and may be unable to develop or maintain these relationships on acceptable terms. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers, reactivate prior customers or retain our existing customers and our financial condition would suffer.
Further, some of our new customers originate from word of mouth or other non-paid referrals from existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers or reactivate prior customers through these referrals, which may adversely affect how we continue to grow our business, or may require us to incur significantly higher marketing expenses in order to acquire new customers.
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
•providing adequate customer service;
•delivering products on time and without damage; and

•maintaining and further developing our mobile platforms.
If we fail to increase net revenue per active customer, generate repeat purchases or maintain high levels of customer engagement, our growth prospects, operating results and financial condition could be materially adversely affected.
We have faced and may face price competition in the future. In addition, competitors with whom we compete, or who can obtain better pricing, more favorable contractual terms and conditions, or more favorable allocations of products during periods of limited supply may be able to offer lower prices than we are able to offer. Our operating results and financial condition may be adversely affected by these and other industry-wide pricing pressures.
Our business depends on our ability to build and maintain strong brands. We may not be able to maintain and enhance our brands if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers' expectations, which could materially adversely affect our business, results of operations and growth prospects.
Maintaining and enhancing our brands is critical to expanding our base of customers and suppliers. Our ability to maintain and enhance our brands depends largely on our ability to maintain customer confidence in our product and service offerings, including by maintaining product availability and delivering products on time and without damage. If customers do not have a satisfactory shopping experience, they may seek out alternative offerings from our competitors and may not return to our sites as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, product quality or availability, poor customer service, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. Such negative publicity also could have an adverse effect on the size, engagement and loyalty of our customer base and result in decreased net revenue, which could adversely affect our business and financial results. A significant portion of our customers' brand experience also depends on third parties outside our control, including suppliers, assembly and installation service providers and logistics providers such as FedEx, UPS, DHL, the U.S. Postal Service and other third-party delivery agents. If these third parties do not meet our or our customers' expectations, our brands may suffer irreparable damage.
In addition, maintaining and enhancing our brands may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our suppliers, which we may not be able to do successfully.
Customer complaints or negative publicity about our sites, products, delivery times, company practices, employees, customer data handling and security practices or customer support, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands and decreased revenue, whether or not the complaints and negative sentiment are based in fact.
Our newly opened physical retail stores may not achieve sales or operations targets and may negatively impact our financial results
We opened three new physical retail stores in 2022. We believe that continued expansion into new physical retail stores represents a growth opportunity for us. Our growth strategy is dependent on our ability to identify and open future store locations in new and existing markets. Our ability to open stores in a timely and successful manner depends in part on the following factors: the availability of desirable store locations; the availability and costs of construction labor and materials; local permitting timelines; the ability to negotiate acceptable lease and development terms at reasonable rates, including the length of rental periods and renewal options and the ability to obtain termination rights; our ability to obtain all required approvals and comply with other regulatory requirements; our relationships with current and prospective landlords; the ability to secure and manage the inventory necessary for the launch and operation of new stores; the availability of capital funding for expansion; and general economic conditions. Any or all of these factors and conditions could materially adversely affect our growth and profitability.
New store openings may negatively impact our financial results due to the effect of store opening costs and lower sales during the initial period following opening. New stores, particularly those in new markets, build their brand recognition and customer base over time and, as a result, may have lower margins and incur higher operating expenses. We may not anticipate all of the challenges imposed by the expansion of our operations into new geographic markets. We may not manage our expansion effectively, and our failure to achieve or properly execute our expansion plans could limit our growth or have a material adverse effect on our business, financial condition and results of operations.

Our efforts to expand our business into new brands, channels, products, services, technologies and geographic markets will subject us to additional business, legal, financial and competitive risks and may not be successful.
Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and services and by expanding our existing offerings into new geographic markets from time to time. For example, we launched Wayfair.ie in Ireland in 2022, the Kelly Clarkson Home Collection in 2020 and Hykkon, a European Union flagship brand in 2019. Launching new brands and services or expanding internationally is time-consuming, requires significant amounts of management time and resources, substantial upfront investments, including investments in marketing, information technology and additional personnel. Expanding our brands internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers, regional competitors and local laws, construct catalogs specific to the country, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory net revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and operating results. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
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
Our international operations subject us to various additional legal, regulatory, financial and other risks.
During 2022, our international net revenue accounted for approximately 14% of our total net revenue. Expanding our international operations to grow our business will require significant management attention and resources and expose us to additional risks. As we expand, we also become subject to certain laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate, which may impose new or changing regulatory restrictions and requirements, including in the areas of data privacy and sustainability. Violations of these laws could subject us to sanctions or other penalties that could have an adverse effect on our reputation, operating results and financial condition.
A failure to implement our expansion initiatives properly, or the adverse impact of political or economic risks in our current or new international markets, could have a material adverse effect on our results of operations and financial condition. In all international markets we face established local and international competitors. In many of these locations, the real estate, labor and employment, transportation and logistics and other operating requirements differ dramatically from those in the locations where we have more experience. Consumer demand and behavior, as well as tastes and purchasing trends, may differ substantially, and as a result, sales of our products may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Our potential inability to anticipate and address differences that we encounter as we expand internationally may divert financial, operational, and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.
Fluctuations in currency exchange rates could adversely affect our financial performance and our reported results of operations.
Because we generate net revenue in the local currencies of our international business, our financial results are impacted by fluctuations in currency exchange rates. The results of operations of our international business are exposed to currency exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency to U.S. dollars for financial reporting purposes. Our consolidated financial statements are denominated in U.S. dollars and as a result fluctuations in currency exchange rates may adversely affect our results of operations or financial results. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated net revenues or expenses will result in increased U.S. dollar denominated net revenues and expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, particularly the euro, the British pound, or the Canadian dollar, our translation of foreign currency denominated net revenues or expenses will result in lower U.S. dollar denominated net revenues and expenses. Additionally, global events as well as geopolitical developments, including regional conflicts in Europe, fluctuating commodity prices, trade tariff developments and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which has recently and could continue to amplify the volatility of currency fluctuations. To date, we have not entered into any currency hedging contracts. As a result, we may not be able to effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, and therefore fluctuations in foreign exchange rates could significantly impact our financial results.
We have had a history of losses and we may be unable to achieve or sustain profitability and positive cash flow in the future as we continue to expand our business.
We have had a history of losses and negative cash flow and a resulting accumulated deficit of $3.3 billion as of December 31, 2022. We incurred losses in fiscal year 2021 and fiscal year 2022 and we can provide no assurance that we will be profitable in future years or achieve our goal of sustained profitability. Because the market for purchasing home goods online is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future operating results. As a result, we may incur future losses that may be larger than anticipated. Also, our operating expenses may increase if we continue to expand internationally, add additional physical retail locations, grow our proprietary logistics network, experiment with paid marketing channels, hire more employees and continue to develop new brands, features and services. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.
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
For example, if our cloud provider fails or suffers an interruption or degradation of services, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations, including our ability to fulfill customer orders through our logistics network, are also vulnerable to damage or interruption from inclement weather, fire, flood, power loss, telecommunications failure, terrorist attacks, labor disputes, cyber-attacks, data loss, acts of war, break-ins, other physical security threats, earthquake and similar events. In the event of a system outage or degradation, the failover to another site or a back-up could take substantial time, during which time our sites could be completely shut down. Further, our back-up services may not effectively process spikes in demand, may process transactions more slowly and may not support all of our sites' functionality.
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
We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities and seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we may be required to further expand and upgrade our technology, logistics network, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our sites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations, and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis, and we may experience instability and performance issues as a result of these changes.
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
We rely upon Google Cloud to operate certain aspects of our service and any disruption of or interference with our use of the Google Cloud services would impact our operations and our business would be adversely affected.
Google Cloud provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to also utilize data processing, storage capabilities and other services provided across multiple Google Cloud data centers. Given this, along with our inability to rapidly switch our Google Cloud operations to another cloud provider, any disruption of or interference with our use of Google Cloud or any widespread disruption in Google Cloud itself would impact our operations and our business would be adversely affected. In addition, if hosting costs increase over time, or we are unable to optimize our applications for a cloud environment, or we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected.
A cybersecurity attack, data breach or other security incident could impact our sites, networks, systems, platforms, confidential information and assets causing damage and substantial harm to our business and operating results, reputation and brand, and resulting in proceedings or actions against us by government regulatory bodies or private parties.
We collect, maintain, transmit and store data about our customers, employees, contractors, suppliers, vendors and others, including payment information and personally identifiable information, as well as other personal, confidential and proprietary information. In certain instances, we leverage and rely on third-party service providers to collect, maintain, transmit and store certain proprietary, personal and confidential information on our behalf, such as credit card data. To protect such data and other information from being breached, compromised or lost, we maintain and regularly assess against industry standard cybersecurity safeguards and best practices.
Like many businesses, despite all of our efforts to defend against cyber threats and respond to incidents, we, and our third party service providers, have in the past and will in the future continue to be subject to cyber-attacks, cyber security threats and attempts to compromise and penetrate our data security systems and disrupt our operations. Recent cybersecurity incidents impacting large institutions, including those resulting in the compromise of sensitive data and the disruption of critical systems, suggest that the risk of such cyber events is significant, even when reasonable measures to protect the confidentiality, integrity, and availability of information are implemented. This may be as a result of deliberate malicious attempts to infiltrate our systems, including but not limited to, state-sponsored attackers or cybercriminal efforts, zero-day vulnerabilities, phishing attacks, software supply chain compromises, or non-malicious factors, including but not limited to, disruptions during the process of upgrading or replacing computer software or hardware, errors by the vendors we rely upon, or other disruptions that may jeopardize the security of our assets or information. We and our service providers may not anticipate or prevent all types of attacks until after they have already been launched and techniques used to obtain unauthorized access may change frequently and may not be known in the market. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. In addition, security breaches or data and asset leaks can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees or by persons with whom we have commercial relationships. Further, the prevalence of remote work by some of our employees and those of our third-party service providers creates increased risk that a cybersecurity incident may occur.
In addition to data loss and compromise, cybersecurity incidents or breaches of our security measures or those of our third-party service providers could result in interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment or training of additional personnel and protection technologies, responses to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; litigation, regulatory action and other potential liabilities. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws and regulations, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and operating results. Our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such incidents and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.
Our failure to operate effectively in a highly competitive and evolving industry could have a material adverse effect on our business.
Our business is rapidly evolving and intensely competitive, with numerous competitors including furniture stores, big box retailers, department stores, specialty retailers and online retailers and marketplaces in the U.S., Canada, the United Kingdom, Ireland and Germany, including those listed in Part I, Item 1, Business.
We expect competition in e-commerce generally to continue to increase. We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including:
•the size and composition of our customer base;
•the number of suppliers and products we feature on our sites;
•our selling and marketing efforts;
•our ability to anticipate consumer demand and preferences;
•the quality, price and reliability of products we offer;
•the convenience of the shopping experience that we provide;
•the adequacy of our customer service;
•our ability to distribute our products and manage our operations; and
•our reputation and brand strength.
Some of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, faster and less costly shipping, lower prices, significantly greater financial, marketing and other resources and larger customer bases than we do. These factors may allow our competitors to derive greater net revenue and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer habits.
Our marketing efforts to help grow our business may not be effective, and failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our e-commerce and omnichannel approach to shopping for home goods.
If the online market for home goods does not continue to gain acceptance, a significant portion of our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased home goods through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures in order to attract additional online consumers to our sites and convert them into purchasing customers online. Specific factors that could impact consumers' willingness to purchase home goods from us online, especially in markets where we do not have physical stores, include:
•concerns about buying products, and in particular larger products, without a physical storefront, face-to-face interaction with sales personnel and the inability to physically handle, examine and compare products;
•delivery time associated with online orders;
•actual or perceived lack of security of online transactions and concerns regarding the privacy or protection of personal information;
•delayed shipments or shipments of incorrect or damaged products;
•inconvenience associated with returning or exchanging items purchased online;
•usability, functionality and features of our sites; and

•our reputation and brand strength.
In addition, if we do not have a clear and relevant promotional calendar to engage our customers, especially in the current macroeconomic environment, our customers may purchase fewer goods from us or we may have to increase our promotional activities. If the shopping experience we provide does not appeal to consumers or meet the expectations of existing customers, we may not acquire new customers at sustainable rates, acquired customers may not become repeat customers and existing customers' buying patterns and levels may decrease.
We may be subject to product liability and other similar claims and lawsuits if people or property are harmed by the products we sell.
Some of the products we sell may expose us to product recalls, product liability and other claims and litigation (including class actions) or regulatory action relating to safety, personal injury, death or environmental or property damage. Some members of our supply chain may not have sufficient resources or insurance to satisfy their product liability and other indemnity and defense obligations. In addition, we are involved in lawsuits, claims and proceedings incident to the ordinary course of our business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could result in costly litigation that could adversely affect our business. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. If we do not have adequate contractual indemnification or insurance available, such claims could have an adverse effect on our business, financial condition, and results of operations. Even with adequate insurance and indemnification, our reputation as a provider of high-quality products and services could suffer, damaging our reputation and impacting customer loyalty.
Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance as well as our reputation and brand.
We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, global or regional adverse conditions, such as military conflicts, pandemics or other disease outbreaks or natural disasters, the financial stability or insolvency of suppliers, suppliers' ability to meet our code of conduct and other business standards, labor problems experienced by suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, transport availability and cost, including import-related taxes, transport security, labor inflation and other factors relating to our suppliers are beyond our control. For example, while we experienced increased sales and order activity at times during the COVID-19 pandemic, the pandemic significantly disrupted the global supply chain, including many of our suppliers due to factory closures, raw material and labor inflation and risks of labor shortages, among other things. Any ongoing or future disruptions could materially and adversely affect our suppliers’ ability to provide products in a timely manner, or at all, which may materially and adversely affect our business, financial condition and operating results.
Our agreements with most of our suppliers do not provide for the long-term availability or exclusivity of merchandise or the continuation of particular pricing practices. There can be no assurance that our current suppliers will continue to seek to sell us products on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product availability on acceptable commercial terms. Our ability to develop and maintain relationships with reputable suppliers and offer high quality merchandise to our customers is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to offer a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers' needs, and therefore our long-term growth prospects, would be materially adversely affected.
Further, we rely on our suppliers’ representations of product quality, safety and compliance with applicable laws and standards. If our suppliers or other vendors violate our agreements, applicable laws or regulations, or implement practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation and negatively affect our operating results. Further, concerns regarding the safety and quality of products provided by our suppliers could cause our customers to avoid purchasing those products from us, or avoid purchasing products from us altogether, even if the basis for the concern is outside our control. As such, any issue, or perceived issue, regarding the quality and safety of any items we sell, regardless of the cause, could adversely affect our brand, reputation, operations and financial results. We are also subject to risks of fraud from our suppliers. If our suppliers violate our agreements, applicable laws or regulations, or implement fraudulent practices regarding their products, it could harm our business, reputation and brands and our operating results may be negatively affected.

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
In addition, with respect to our business with foreign suppliers, particularly for our international sites, we have in the past and may in the future be affected by changes in the value of the U.S. dollar relative to other foreign currencies. For example, any movement by any other foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, has caused and may in the future cause such foreign suppliers to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments, or discontinue selling to us altogether, any of which could ultimately reduce our sales or increase our costs.
We may be unable to source new suppliers or strengthen our relationships with current suppliers.
We have relationships with over 20 thousand suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.
In order to attract quality suppliers to our platform, we must:
•demonstrate our ability to help our suppliers increase their sales;
•provide an effective and competitive supplier technology platform; and
•offer suppliers a high quality, cost-effective fulfillment process.
If we are unable to provide our suppliers with a compelling return on investment and an ability to increase their sales, we may be unable to maintain and/or expand our supplier network, which would negatively impact our business.
We depend on our suppliers and other third parties, including our suppliers and logistics carriers, to perform certain services regarding the products that we offer online.
As part of offering our suppliers’ products for sale on our sites, suppliers are often responsible for conducting a number of traditional retail operations with respect to their respective products, including maintaining inventory, preparing merchandise for shipment to our customers, and, in some cases, delivering products on our behalf. In these instances, we may be unable to ensure that suppliers will perform these services to our or our customers' satisfaction in a manner that provides our customer with a unified brand experience or on commercially reasonable terms. If our customers become dissatisfied with the services provided by our suppliers, our business, reputation and brands could suffer.
Additionally, carriers such as FedEx, UPS, DHL and the U.S. Postal Service deliver many of our small parcel products, and third party national, regional and local transportation companies deliver a portion of our large parcel products, including through our Wayfair Delivery Network. Our ability to efficiently ship products to customers may be negatively affected by factors beyond our and our carriers' control, including inclement weather, natural disasters, system interruptions and technology failures, labor activism, supply chain issues, including congestion and delays, labor inflation and increased costs, military conflicts, health pandemics and epidemics (such as the COVID-19 pandemic) or bioterrorism. During the COVID-19 pandemic, our third-party business partners and their agents experienced significant operational disruptions due to restrictions on social and commercial activity, including limitations on travel, extended holidays, factory closures, port closures and increased labor shortages. We have incurred, and may continue to incur, higher shipping costs due to various surcharges by third-party delivery agents on retailers related to the increased shipping demand resulting from the COVID-19 pandemic. We are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as cloud computing services, telecommunications services, customs, consolidation and shipping services, as well as warranty, installation, assembly and design services. We may be unable to maintain these relationships, and these services may also be subject to outages and interruptions that are not within our control. For example, failures by our telecommunications providers have in the past and may in the future interrupt our ability to provide phone support to our customers. Third parties may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. If products are not delivered in a timely fashion or are damaged during the delivery process, or if we are not able to provide adequate customer support or other services or offerings, our customers could become dissatisfied and cease buying products through our sites, which would adversely affect our operating results.
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
We may be unable to accurately forecast our financial and operating results and appropriately plan our expenses in the future or we may fail to meet our publicly announced guidance about our business and future operating results.
Our financial and operating results are inherently uncertain and difficult to forecast because they generally depend on the volume, timing and type of orders we receive, all of which are uncertain. In particular, we cannot be sure that our historical growth rates, trends and other key performance metrics are meaningful predictors of future growth. In addition, our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net revenue from period-to-period. Our business is also affected by economic and business conditions globally, including inflation, slower growth or recession, new or increased tariffs and other, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, consumer confidence in the economy, consumer debt levels, energy prices, and currency fluctuations. As a result, forecasted financial and operating results may differ materially from actual results, which may materially adversely affect our financial condition and stock price. For example, if certain of our assumptions or estimates prove to be wrong, we may spend more than we anticipate acquiring and retaining customers or may generate less net revenue per active customer than anticipated, which could cause us to miss our earnings guidance or negatively impact the results we report, either of which could negatively impact our stock price.
From time to time, we release earnings guidance or other financial guidance in our quarterly and annual earnings conference calls or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Our guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies relating to our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions include broader macroeconomic conditions and the resulting impact of these factors on future consumer spending patterns and our business. These assumptions are inherently difficult to predict, particularly in the long term.
We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or estimates or that consensus due to a number of factors, many of which are outside of our control, including global economic uncertainty and financial market conditions, geopolitical events, rising inflation, and rising interest rates, potential recessionary factors, and foreign exchange rate volatility, which could adversely affect our business and future operating results. We use the reports and models of economic experts in making assumptions relating to consumer discretionary spending and predictions as to timing and pace of any future economic impacts. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact of certain factors, such as macroeconomic factors, the guidance and other forward-looking statements we provide may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of analysts, investors, or other interested parties, the price of our common stock could decline. Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
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
The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, smartwatches, handheld computers such as notebooks and tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. We continually upgrade existing technologies and business applications to keep pace with these rapidly changing and continuously evolving technologies, and we may be required to implement new technologies or business applications in the future. The implementation of these upgrades and changes requires significant investments and as new devices, operating systems and platforms are released, it is difficult to predict requirements or the problems we may encounter in developing applications for these alternative devices, operating systems and platforms. Additionally, we may need to devote significant resources to the support and maintenance of such applications once created. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure to accommodate such alternative devices, operating systems and platforms. Further, in the event that it is more difficult or less compelling for our customers to buy products from us on their mobile or other devices, or if our customers choose not to buy products from us on such devices or to use mobile or other products that do not offer access to our sites or limit the effectiveness of our marketing or other offerings, our customer growth could be harmed and our business, financial condition and operating results may be materially adversely affected. Limitations on the availability of capital and reductions to capital expenditures may delay or prevent deployment of strategic initiatives.
Implementation of our key strategic initiatives, including our technology transformation, expansion into physical retail and the continued expansion of our proprietary logistics network, require significant capital expenditures. A lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our business. We may reduce capital expenditures significantly or seek additional financing or issue additional securities, which may affect the timing and scope of growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all.
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
Our business is highly dependent upon email and other messaging services, including our mobile application, for promoting our sites and products. Daily promotions offered through emails and other messages sent by us, or on our behalf by our vendors, generate a significant portion of our net revenue. We provide daily emails and "push" communications to customers and other visitors informing them of what is available for purchase on our sites that day, and we believe these messages are an important part of our customer experience and operations strategy. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or other messages, our net revenue and profitability would be materially adversely affected. Changes in how webmail applications organize and prioritize email may also reduce the number of subscribers opening our emails. For example, Google's Gmail service has a feature that organizes incoming emails into categories and such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber's inbox or viewed as "spam" by our subscribers and may reduce the likelihood of that subscriber opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. Our use of email and other messaging services to send communications about our sites or other matters may also result in legal claims against us, which may cause us increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers' ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.
We are subject to risks related to online transactions and payment methods.
We accept payments using a variety of methods, including credit card, debit card, electronic and mobile payment technologies, credit accounts (including promotional financing), gift cards and customer invoicing. We rely on third parties to provide many of these payment methods and payment processing services, including certain Wayfair-branded programs and promotional financing. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We also offer private label and/or co-branded credit card programs, which could adversely affect our operating results if terminated. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.
We occasionally receive orders placed with fraudulent credit card data. We have in the past, and may in the future, suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. We have in the past, and may in the future also suffer losses from other online transaction fraud, including fraudulent returns. If we are unable to detect or control credit card or transaction fraud, our liability for these transactions could harm our business, financial condition and operating results.

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
Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers, engineers and merchandising and technology personnel. We have recently implemented workforce reductions and may in the future implement other reductions in force. For example, in January 2023, as part of our cost efficiency plan, we reduced our workforce by approximately 1,750 employees, representing approximately 10% of our global workforce as of December 31, 2022. As a result of this workforce reduction, we expect to incur between approximately $68 million and $78 million of costs, consisting primarily of employee severance and benefit costs, in the first quarter of 2023. Any reduction in force may yield unintended consequences and costs, such as the loss of institutional knowledge, relationships and expertise for certain critical roles, attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and adverse effects to our reputation as an employer, which could make it more difficult for us to hire new employees in the future, and the risk that we may not achieve the anticipated benefits from the reduction in workforce.
The market for such positions in the Boston area and other cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. Our inability to recruit and develop mid-level managers could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements, particularly in light of high attrition rates in some regions where we have operations. These risks to attracting and retaining the necessary talent may be exacerbated by recent labor constraints and inflationary pressures on employee wages and benefits. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We use equity awards to attract talented employees. If the value or liquidity of our common stock declines significantly and remains depressed, that may prevent us from recruiting and retaining qualified employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.
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
In addition, our investments in properties may not be fully realized. We continually review our operations and facilities in an effort to reduce costs and increase efficiencies. For strategic or other operational reasons, we may decide to consolidate or co-locate certain aspects of our business operations or dispose of one or more of our properties. For example, we have increasingly moved to virtualize certain customer service centers. If we decide to fully or partially vacate a leased property, we may incur significant costs, including facility closing costs, employee separation and retention expenses, lease termination fees, rent expense in excess of sublease income, impairment charges for right-of-use (“ROU”) assets and leasehold improvements and accelerated depreciation of assets. Any of these events may materially adversely affect our business, financial condition and operating results.

We may not be able to adequately protect our intellectual property rights.
We regard our customer lists, trademarks, domain names, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on a combination of trademark, copyright and patent law, trade dress, trade secret protection, agreements, and other methods together with the diligence our employees and others to protect our proprietary rights. We might not be able to obtain broad protection in the U.S. or internationally for all of our intellectual property, and we might not be able to obtain effective intellectual property protection in every country in which we sell products or perform services. For example, we are the registrant of marks for our brands in numerous jurisdictions and of the Internet domain name for the websites of Wayfair.com, Wayfair.ca, Wayfair.co.uk, Wayfair.de and Wayfair.ie and our other sites, as well as various related domain names. However, we have not registered our marks or domain names in all major international jurisdictions and may not be able to register or use such domain names in all of the countries in which we currently or intend to conduct business. Further, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights.
The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. We have in the past and may in the future initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or proprietary rights or to establish the validity of such rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially adversely affect our business, financial condition and operating results. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may not be able to broadly enforce all of our trademarks or patents. Any of our patents, marks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining intellectual property protections is expensive and time-consuming, and we may not be able to pursue all necessary or desirable actions at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these protections will adequately safeguard our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. We may also be exposed to claims from third parties claiming infringement of their intellectual property rights, demanding the release or license of open source software or derivative works that we developed using such software (which could include our proprietary code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of the implicated open source software.
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
In August 2020, the Board authorized a stock repurchase program of up to $700 million of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion stock repurchase program on the same terms (the “2021 Repurchase Program” together with the 2020 Repurchase Program, the “Repurchase Programs”). Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program. During the year that ended December 31, 2022, Wayfair repurchased 548,173 shares of Class A common stock under the Repurchase Programs. Although the Board has authorized the Repurchase Programs, the programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Even if our Repurchase Programs are fully implemented, we cannot guarantee that the Repurchase Programs will be fully consummated or that the programs will enhance long-term stockholder value. The programs could affect the trading price of our Class A common stock and increase volatility, and any announcement of a termination of either program may result in a decrease in the trading price of our Class A common stock. In addition, the amount, timing, and execution of our Repurchase Programs may fluctuate based on our priorities for the use of cash for other purposes and because of changes in cash flows, tax laws, and the market price of our Class A common stock, and the Repurchase Programs could diminish our cash reserves.
In August 2022, President Joseph R. Biden signed into law the Inflation Reduction Act of 2022 (“IRA”). The IRA includes, among other things, a 1% excise tax on certain stock repurchases. We are currently evaluating the impacts of the excise tax on our Repurchase Programs, however we do not currently expect the new law to have a material impact on our results of operations.

Risks Related to our Indebtedness and Capital Raising
Our outstanding indebtedness, or additional indebtedness that we may incur, could limit our operating flexibility and adversely affect our financial condition.
As of December 31, 2022, we had $3.2 billion of principal indebtedness outstanding. Our indebtedness included unsecured 1.125% Convertible Senior Notes due 2024 that mature on November 1, 2024 (the “2024 Notes”), unsecured 0.625% Convertible Senior Notes due 2025 that mature on October 1, 2025 (the “2025 Notes”), unsecured 1.00% Convertible Senior Notes due 2026 that mature on August 15, 2026 (the “2026 Notes”), unsecured 3.25% Convertible Senior Notes due 2027 that mature on September 15, 2027 (the “2027 Notes” and together with the 2024 Notes, 2025 Notes and the 2026 Notes, the “Non-Accreting Notes”), and unsecured 2.50% Accreting Convertible Senior Notes due 2025 that mature on April 1, 2025 (the “2025 Accreting Notes” and together with the Non-Accreting Notes, the “Notes”). At maturity of the Non-Accreting Notes, unless earlier purchased, redeemed or converted, we will settle any conversions in cash, shares of Wayfair's Class A common stock or a combination thereof, at our election. At maturity of the Accreting Notes, unless earlier purchased, redeemed or converted, we will settle any conversions in shares of Wayfair's Class A common stock. If any Notes are not converted at or prior to maturity, we will be required to pay the holder thereof the principal amount or, with respect to the 2025 Accreting Notes, the accreted principal amount, in cash. We pay interest semiannually in arrears at fixed rates per annum of 1.125% for the 2024 Notes, 0.625% for the 2025 Notes, 1.00% for the 2026 Notes and 3.25% for the 2027 Notes. The 2025 Accreting Notes accrue interest at a rate of 2.50% per annum, which accretes semiannually to the principal amount. Under certain circumstances, the holders of the Notes may require us to repay all or a portion of the principal and interest outstanding under the Notes in cash prior to the maturity date, which could have an adverse effect on our liquidity and financial condition.
We have the ability to borrow up to $600 million under our senior secured revolving credit facility (the “Revolver”) to finance working capital and provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. The Revolver replaced our previous $200 million senior secured revolving credit facility which was set to mature on February 21, 2022. If we draw down on this facility, our interest expense and principal repayment requirements will increase, which could have an adverse effect on our financial results and our ability to make payments on the Notes. Further, the agreements governing the Revolver contain numerous requirements, including affirmative, negative and financial covenants. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Our failure to comply with any of these covenants or to meet any payment obligations under the Revolver could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations.
Our business may not be able to generate sufficient cash flow from operations, and we can give no assurance that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures, including the Notes, and to fund our other liquidity needs. If this occurs, we will need to refinance all or a portion of our indebtedness on or before maturity. Any new or refinanced debt may be subject to substantially higher interest rates and restrictive covenants that could reduce our operational flexibility, and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may need to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. We may sell Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. Our convertible notes are and any future issuance of equity or equity-linked securities would be dilutive to holders of our Class A common stock. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock or our convertible notes. These alternative strategies may not be implemented on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing, or to do so on commercially reasonable terms, may depend on, among other things, our financial condition at the time, our credit rating, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we compete.
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

Current capital market conditions, including the impact of inflation, have increased borrowing rates and can be expected to significantly increase our cost of capital as compared to prior periods should we seek additional funding. Recent quantitative tightening by the U.S. Federal Reserve, along with other central banks around the world, may further negatively affect our short-term ability or desire to incur debt. Moreover, global capital markets have undergone periods of significant volatility and uncertainty in the past, and there can be no assurance that such financing alternatives will be available to us on favorable terms or at all, should we determine it necessary or advisable to seek additional capital.
If we do not generate sufficient cash flow from operations, and additional borrowings, refinancings or proceeds from equity or debt issuances or asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, including our obligations under the Revolver or the Notes. Further, our failure to service our existing and future indebtedness or other liabilities or maintain compliance with the financial covenants in our debt agreements could result in default under the related debt agreements or other alternatives that could result in our stockholders losing some or all of their equity investment in us.
The conditional conversion feature of any series of the Non-Accreting Notes, if triggered, may adversely affect our financial condition and operating results.
If the conditional conversion feature of any series of our Non-Accreting Notes is triggered, holders of such series of Non-Accreting Notes will be entitled to convert the applicable series of Non-Accreting Notes at any time during specified periods at their option. If one or more holders elect to convert their Non-Accreting Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. To the extent we satisfy our conversion obligation of the Non-Accreting Notes by delivering shares of our Class A common, we would be required to deliver a significant number of shares, which would cause dilution to our existing stockholders. In addition, even if holders do not elect to convert their Notes in such circumstances, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Risks Related to Laws and Regulations
Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated. For instance, in 2022 the U.S. and other countries implemented a series of sanctions against Russia in response to the conflict in Ukraine; U.S. agencies have enhanced trade restrictions and legislation is currently under consideration that would prohibit importation of goods from certain regions. Further, as we enter new market segments or channels or geographical areas and expand the products and services we offer, we may be subject to additional laws and regulatory requirements or prohibited from conducting our business, or certain aspects of it, in certain jurisdictions. We will incur additional costs complying with these additional obligations and any failure or perceived failure to comply would adversely affect our business and reputation.

In addition, there is also uncertainty regarding potential laws, regulations and policies related to Environmental, Social, Governance (“ESG”) and global environmental sustainability matters, including disclosure obligations and reporting on such matters. Changes in the legal or regulatory environment affecting ESG and sustainability disclosure, responsible sourcing, supply chain transparency, or environmental protection, among others, including regulations to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or to impose additional costs on commercial water use may result in increased compliance costs for us and our business partners, all of which may negatively impact our results of operations, financial condition and cash flows. The expectations related to ESG and sustainability matters are rapidly evolving, and from time to time, we announce certain initiatives and goals, related to these matters. We could fail, or be perceived to fail to act responsibly, in our efforts, or we could fail in accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals. As a result, we could suffer negative publicity and our reputation could be adversely impacted, which in turn could have a negative impact on investor and customer perceptions.
Failure to comply with federal, state and international laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current, or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business reputation and our financial condition.
We are subject to a variety of federal, state and international privacy laws and regulations that govern the collection, use, retention, sharing, processing, export and security of personal information. New laws and regulations are rapidly coming into effect while existing legislation is rapidly evolving. Among others, we are subject to several global laws, including, but not limited to, the General Data Protection Regulation (“EU GDPR”) in the European Union (“EU”). Following the United Kingdom’s (“U.K.”) withdrawal from the EU, the EU GDPR has been incorporated into U.K. laws (“U.K. GDPR”), and together with the EU GDPR is referred to herein as “GDPR”). In the U.S., the Securities and Exchange Commission has proposed new rules requiring public companies to disclose information about a material cybersecurity incident, including any breach of personal data, within four business days of determining that it has experienced a material cybersecurity incident. Further, we are subject to various state privacy laws, several of which will go into effect in 2023 (i.e. California, Virginia, Colorado, and Connecticut), all of which give new data privacy rights to their respective residents and impose significant obligations on controllers and processors of consumer data. The potential effects of these laws, and any other regulations under consideration around the globe, are far-reaching, uncertain, and evolving, and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. These laws are complex and subject to potentially differing interpretations and there is no harmonized approach to maintaining compliance. Requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices.

As a result, we may need to limit the way we use personal information and may have difficulty maintaining a single, compliant operating model. Further, many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may limit our ability to market our products. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition. Our practices may not comply, or may not comply in the future, with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or consumer protection-related laws, regulations, or regulatory guidance or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities and other third parties or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action, including a complaint by an activist to a regulatory authority or other public statement criticizing our practices could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties and otherwise adversely affect our financial condition and operating results. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.
If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of Internet user information we collect would decrease, which could harm our business and operating results.
Cookies are small data files that are sent by websites and stored locally on an Internet user’s computer or mobile device. We, and third parties who work on our behalf, collect data via cookies that is used to track the behavior of visitors to our sites, to provide a more personal and interactive experience, and to increase the effectiveness of our marketing. However, Internet users can easily disable, delete and block cookies directly through browser settings or through other software, browser extensions or hardware platforms that physically block cookies from being created and stored.
Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party "cookies" and other methods of online tracking for behavioral advertising, analytics and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. In the U.S., online tracking technologies are regulated by state privacy laws, such as the CCPA, federal laws, and self-regulatory frameworks that may be binding on companies that provide online advertising technology services. These laws and frameworks may require companies to offer consumers the right to opt out of many of these activities. Online tracking technologies are regulated in the EU and U.K. via the e-Privacy Directive, which the EU legislature is currently considering updating. Although the new EU regulation is not expected to come into force in the near future, it may restrict the way we conduct online advertising and other online communications. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies, to block other tracking technologies or to require new permissions from users for certain activities, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. We may have to develop alternative systems, which may be less effective, to analyze our customers’ behavior and preferences, customize their online experience, or efficiently market to them if customers block cookies or regulations introduce additional barriers to collecting cookie data. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.
We may incur additional tax expense or become subject to additional tax exposure, which may adversely affect the commercial use of our sites and our financial rights.
We are subject to the tax laws and regulations of the U.S. and numerous other jurisdictions in which we do business. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are regularly under audit by the applicable tax authorities, which may not agree with our tax positions. In addition, our tax liabilities are subject to other significant risks and uncertainties, including those arising from potential changes in laws and regulations in the countries in which we do business, the possibility of adverse determinations with respect to the application of existing laws (in particular with respect to full realization of the incentives contemplated by the Inflation Reduction Act), changes in our business or structure and changes in the valuation of our deferred tax assets and liabilities. Any unfavorable resolution of these and other uncertainties may have a significant adverse impact on our tax rate and results of operations. If our tax expense were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows and financial condition could be adversely affected.
Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, the U.S. Supreme Court's decision in South Dakota v. Wayfair, Inc., removed a significant impediment to the enactment of laws imposing sales tax collection obligations on out-of-state e-commerce companies. After the Wayfair decision, several U.S. states imposed an economic presence standard with respect to the imposition of taxes. These new rules often have uncertainty with respect to the level of activity necessary to cause a taxable presence for taxpayers within the state. Although we believe that we currently collect sales taxes in all states that require us to do so, a successful assertion by one or more states requiring us to collect sales taxes where we currently do not, or to collect additional sales taxes in a state in which we currently collect them, could result in substantial tax liabilities (including penalties and interest). Other new or revised taxes, such as digital taxes, sales taxes, VAT and similar taxes could increase the cost of doing business online and decrease the attractiveness of selling products over the Internet. New taxes and rulings could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on our business, financial condition and operating results.

Risks Related to Ownership of our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our co-founders, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Following our initial public offering (the “IPO”), our Class B common stock was held primarily by our co-founders, other executive officers, directors and their affiliates. Due to optional conversions of Class B common stock into Class A common stock following the IPO, our Class B common stock is currently held primarily by our co-founders and their affiliates. As of December 31, 2022, our co-founders and their affiliates owned shares representing approximately 23.6% of the economic interest and 76.1% of the voting power of our outstanding capital stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. For example, these stockholders are able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock. Additionally, holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class B common stock are also entitled to a separate vote if we seek to amend our certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely.
Future transfers by holders of Class B common stock will generally result in those shares converting on a 1:1 basis to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term, which may include our executive officers.
The price of our Class A common stock has been and may in the future be volatile. This volatility may affect the price at which you could sell your Class A common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock.
Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in this Risk Factors section. The sale of substantial amounts of our Class A common stock in the public market, or the perception that these sales might occur, could adversely affect the price of our Class A common stock.
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
•authorize the issuance of “blank check” preferred stock that the Board could use to implement a stockholder rights plan;
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2022, we operated the following facilities:

	Leased Square Footage (1)	Reportable Segment
	(square footage in thousands)
Description of Use:
Logistics	17,115	United States
Logistics	3,075	International
Customer service	481	United States
Retail	200	United States
Boston headquarters	1,460	United States
Office space	87	United States
Office space	228	International
Total	22,646
(1) Represents the total leased space excluding sub-leased space.
Item 3. Legal Proceedings
Information for this item may be found in Note 7, Commitments and Contingencies, in the notes to the consolidated financial statements included Part II, Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Certain Information Regarding the Trading of Our Common Stock
Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “W”.
Holders of Our Common Stock
As of February 13, 2023, there were 224 holders of record of shares of our Class A common stock and 259 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers and other financial institutions.
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
As of December 31, 2022, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.1 billion. There were no repurchases made during the three months ended December 31, 2022.

Item 6. Reserved
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, including our financial outlook and profitability goals, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, including our international expansion and omni-channel strategy, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments and the impact of macroeconomic events, including the COVID-19 pandemic, interest rates and rising inflation, and our response to such events, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

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

• our ability to manage our growth and expansion initiatives;

• our ability to compete successfully;

• the rate of growth of the Internet and e-commerce;

• macroeconomic factors, such as interest rates, rising inflation, the housing market, currency exchange fluctuations and changes in customer spending;

• disruptions, capacity constraints or inefficiencies in our supply chain or logistics network, including any impact of the COVID-19 pandemic on our suppliers and third party carriers and delivery agents;

• world events, natural disasters, public health emergencies, including the COVID-19 pandemic, civil disturbances and terrorist attacks; and

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
All dollar and percentage comparisons made herein refer to the year ended December 31, 2022, compared with the year ended December 31, 2021, unless otherwise noted. Refer to Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2021 for a comparative discussion of our fiscal 2021 financial results as compared to fiscal 2020 filed with the SEC on February 24, 2022.
Overview
Wayfair is one of the world’s largest online destinations for the home. Through our e-commerce business model, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over 40 million products from over 20 thousand suppliers.
We believe an increasing portion of the dollars spent on home goods will be spent online and that there is an opportunity for acquiring more market share. Our business model is designed to grow our net revenue by acquiring new customers as well as stimulating repeat purchases from our existing customers. Through increasing brand awareness as well as paid and unpaid advertising, we attract new and repeat customers to our family of sites. We turn these customers into recurring shoppers by creating a seamless shopping experience across their entire journey — offering best-in-class product discovery, purchasing, fulfillment and customer service.

In fiscal year 2022, our business generated lower sales volumes compared to the previous year. As of December 31, 2022, we had 22.1 million active customers, and 78% of fiscal year 2022 orders came from repeat buyers. Macroeconomic weakness contributed to lower order volume, so we initiated a set of cost reduction efforts over the course of the year to reduce spending on labor and non-labor operational costs. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.
Global Considerations
We are continuing to closely monitor macroeconomic impacts, including, but not limited to, rising and fluctuating interest rates, inflation and the effects of the COVID-19 pandemic, on our business, results of operations and financial results. These developments have and may continue to negatively impact global economic activity and consumer behavior, which have and may continue to adversely affect our business and our results of operations. As our customers react to these global economic conditions, we may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.
While it is difficult to quantify and predict all of the impacts these global economic events, including rising and fluctuating inflation and interest rates, will have on our business and to predict consumer spending in the near term, we believe the long-term opportunity that we see for shopping for the home online remains unchanged.
We will continue to monitor economic conditions as we work to manage our business to meet the evolving needs of our customers, employees, suppliers, partners, stockholders and communities.
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K.

Key Financial and Operating Metrics
We measure our business using key financial and operating metrics, as well as Adjusted EBITDA, Free Cash Flow and Adjusted Diluted (Loss) Earnings per share, see “Non-GAAP Financial Measures” below. Our Free Cash Flow and Adjusted Diluted (Loss) Earnings per share are measured on a consolidated basis, while our Adjusted EBITDA is measured on a consolidated and reportable segment basis. All other key financial and operating metrics are derived and reported from our consolidated net revenue.
We use the following metrics to assess the near and longer-term performance of our overall business:

	Year Ended December 31,
	2022	2021	2020
	(in millions, except LTM Net Revenue per Active Customer, Average Order Value and per share data)
Key Financial Statement Metrics:
Net revenue	$12,218	$13,708	$14,145
Gross profit	$3,416	$3,895	$4,112
(Loss) income from operations	$(1,384)	$(94)	$360
Net (loss) income	$(1,331)	$(131)	$185
(Loss) earnings per share:
Basic	$(12.54)	$(1.26)	$1.93
Diluted	$(12.54)	$(1.26)	$1.86
Net cash (used in) provided by operating activities	$(674)	$410	$1,417
Key Operating Metrics:
Active customers (1)	22	27	31
LTM net revenue per active customer (2)	$553	$501	$453
Orders delivered (3)	40	52	61
Average order value (4)	$305	$265	$232
Non-GAAP Financial Measures:
Adjusted EBITDA	$(416)	$614	$947
Free Cash Flow	$(1,132)	$130	$1,082
Adjusted Diluted (Loss) Earnings per share (5)	$(7.71)	$2.32	$5.04
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
(5) Adjusted Diluted (Loss) Earnings per share for the year ended December 31, 2021 reflects our adoption of ASU 2020-06, effective January 1, 2021. Prior periods have not been restated. For further information, refer to our fiscal 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.

Results of Consolidated Operations
Net revenue
In 2022, net revenue decreased by $1.5 billion, or 10.9% compared to 2021, which reflects recent macroeconomic pressures felt by consumers. The decrease in net revenue was driven by lower orders, partially offset by higher average order values. There was a decrease in order frequency, with LTM orders per active customer decreasing by 4.1% in 2022 compared to 2021. LTM net revenue per active customer increased by 10.2% in 2022 compared to 2021 driven by higher average order value.
In 2022, our United States (“U.S.”) net revenue decreased by $785 million, or 7.0% while our International net revenue decreased by $705 million, or 28.7% compared to 2021. International Net Revenue Constant Currency Growth (see “Non-GAAP Financial Measures” below) was (23.8)% for the year ended December 31, 2022.

	Year Ended December 31,
	2022	2021	% Change
	(in millions)
U.S. net revenue	$10,464	$11,249	(7.0)%
International net revenue	1,754	2,459	(28.7)%
Net revenue	$12,218	$13,708	(10.9)%
For more information on our segments, see Note 13, Segment and Geographic Information, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. In 2022, cost of goods sold decreased by $1.0 billion, or 10.3%, compared to 2021. The decrease in cost of goods sold on an absolute dollar basis is primarily driven by a decrease in the number of orders delivered. As a percentage of net revenue, cost of goods sold increased to 72.0% in 2022 as compared to 71.6% in 2021, partially due to mix shifts, lower operational efficiencies from fewer orders and rising logistics costs.

	Year Ended December 31,
	2022	2021	% Change
	(in millions)
Cost of goods sold	$8,802	$9,813	(10.3)%
As a percentage of net revenue	72.0%	71.6%

Operating expenses
Operating expenses are comprised of customer service and merchant fees, advertising, selling, operations, technology, general and administrative expenses, impairment and other related net charges and restructuring charges. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Year Ended December 31,
	2022	2021	% Change
	(in millions)
Customer service and merchant fees (2)	$632	$584	8.2%
Advertising	1,473	1,378	6.9%
Selling, operations, technology, general and administrative (2)	2,625	2,015	30.3%
Impairment and other related net charges	39	12	225.0%
Restructuring charges	31	—	n.m. (1)
Total operating expenses	$4,800	$3,989	20.3%
As a percentage of net revenue:
Customer service and merchant fees (2)	5.2%	4.3%
Advertising	12.1%	10.1%
Selling, operations, technology, general and administrative (2)	21.5%	14.7%
Impairment and other related net charges	0.3%	0.1%
Restructuring charges	0.3%	—%
	39.4%	29.2%
(1) Not meaningful (n.m.) year-over-year comparison
(2) Includes equity-based compensation and related taxes as follows:

	Year Ended December 31,
	2022	2021
	(in millions)
Customer service and merchant fees	$34	$27
Selling, operations, technology, general and administrative	$482	$335
Our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative increased by $154 million, or 42.5% in 2022 compared to 2021 as a result of increased restricted stock units granted in 2022 compared to the same period in 2021.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Year Ended December 31,
	2022	2021
Customer service and merchant fees	4.9%	4.1%
Selling, operations, technology, general and administrative	17.5%	12.3%
Customer Service and Merchant Fees
Excluding the impact of equity-based compensation, our expenses for customer service and merchant fees, increased by $41 million, or 7.4% in 2022 compared to 2021. The increase in customer service and merchant fees is due to increased compensation costs. As a percentage of net revenue, total customer service and merchant fees increased to 5.2% in 2022 compared to 4.3% in 2021 due to a decrease in net revenue.

Advertising
In 2022, our advertising expenses increased by $95 million or 6.9% as compared to the same period in 2021. The increase reflects our response to changing market conditions as we sought to maintain our return targets across various channels. As a percentage of net revenue, advertising expenses increased to 12.1% in 2022 compared to 10.1% in 2021 due in part to changes in advertising channel mix as well as lower direct traffic.
Selling, operations, technology, general and administrative
Excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities increased by $463 million, or 27.6% in 2022 compared to 2021. The increase is primarily attributable to higher personnel costs, and to a lesser extent higher information technology costs and depreciation and amortization. As a percentage of net revenue, total selling, operations, technology, general and administrative expenses increased to 21.5% in 2022 compared to 14.7% in 2021, primarily due to the decrease in net revenue.
Impairment and other related net charges
During the year ended December 31, 2022, we recorded $39 million of lease impairment and other related net charges primarily related to changes in market conditions around future sublease income for one of our office locations in the U.S. During the year ended December 31, 2021, we recorded a charge of $12 million as a result of enacting a plan to consolidate certain customer service centers in identified U.S. locations. For further information, refer to Note 4, Property and Equipment, net and Note 5, Leases in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Restructuring charges
During the year ended December 31, 2022, we announced a workforce reduction involving approximately 870 employees in connection with our previously announced plans to manage operating expenses and realign investment priorities. This reduction represented approximately 5% of our global workforce and approximately 10% of our corporate team at that time. As a result of this workforce reduction, we incurred a total of $31 million of costs, consisting primarily of one-time employee severance and benefit costs.
Interest expense, net
Our interest expense, net decreased by $5 million, or 15.6%, in 2022 compared to 2021, primarily driven by higher interest income.

	Year Ended December 31,
	2022	2021	% Change
	(in millions)
Interest expense, net	$(27)	$(32)	(15.6)%
Other expense, net
Other expense, net remained constant in 2022 compared to 2021. Included in our other expense, net are changes in unrealized gains (losses) from foreign currency transactions and income (losses) on our long-term investments.

	Year Ended December 31,
	2022	2021	% Change
	(in millions)
Other expense, net	$(4)	$(4)	—%

Gain on debt extinguishment
During the year ended December 31, 2022, we used approximately $506 million of the net proceeds from the issuance of the 2027 Notes to repurchase for cash approximately $375 million aggregate principal amount of the 2024 Notes and approximately $229 million aggregate principal amount of the 2025 Notes, as well as aggregate accrued interest of $2 million for both the 2024 Notes and 2025 Notes, in privately negotiated repurchase transactions. In accounting for the repurchases of the 2024 Notes and 2025 Notes, Wayfair recorded a $96 million gain on debt extinguishment, representing the difference between the cash paid for principal of $504 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $600 million. Refer to Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2022	2021	% Change
	(in millions)
Gain on debt extinguishment	$(96)	$—	100.0%
Provision for income taxes, net
Our provision for income taxes, net increased by $11 million in 2022 compared to 2021, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, as well as the recognition of a lower discrete tax benefit related to excess tax benefits on equity awards for U.S. employees. Refer to Note 11, Income Taxes, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	Year Ended December 31,
	2022	2021	% Change
	(in millions)
Provision for income taxes, net	$12	$1	1,100.0%
Liquidity and Capital Resources
Sources of Liquidity
At December 31, 2022, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.3 billion. Additionally, we have a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). As of December 31, 2022, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for approximately $68 million as of December 31, 2022, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in millions)
Cash and cash equivalents	$1,050	$1,706
Short-term investments	228	693
Total liquidity	$1,278	$2,399
We believe that our existing cash and cash equivalents and investments, cash generated from operations and the borrowing availability under our Revolver will be sufficient to meet our anticipated cash needs for at least the foreseeable future including planned capital expenditures, contractual obligations and other such requirements. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. In addition, we may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Further, we may from time to time seek to retire, restructure, repurchase or redeem, or otherwise mitigate the equity dilution associated with our outstanding convertible debt through cash purchases, stock buybacks of some or all of the shares underlying convertible notes and/or exchanges for equity or debt in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, exchanges or liability management exercises, if any, will be upon such terms and at such prices and sizes as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Further, on January 20, 2023, we announced an update to our cost efficiency plan, including a workforce reduction involving approximately 1,750 employees. As a result, we expect to incur between approximately $68 million and $78 million of costs, consisting primarily of employee severance and benefit costs, most of which are expected to be incurred in the first quarter of 2023.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K. In addition, macroeconomic events have caused disruption in the capital markets, including increased inflation and interest rates, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets.
Credit Agreement and Convertible Debt
As of December 31, 2022, we had $3.2 billion principal of indebtedness outstanding.
Under the terms of our Revolver, we may use proceeds to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
During the year ended December 31, 2022, we used approximately $506 million of the net proceeds from the issuance of the 2027 Notes to repurchase for cash approximately $375 million aggregate principal amount of the 2024 Notes and approximately $229 million aggregate principal amount of the 2025 Notes, as well as aggregate accrued interest of $2 million for both the 2024 Notes and 2025 Notes, in privately negotiated repurchase transactions. See Note 6, Debt and Other Financing in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for more information regarding the repurchase of the 2024 Notes and the 2025 Notes.
The conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes were not triggered during the fourth quarter of 2022, and therefore the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes are not convertible in the first quarter of 2023 pursuant to the applicable last reported sales price conditions. The 2025 Accreting Notes are convertible at any time prior to the close of business on the second business day immediately preceding the maturity date. During 2022, there were no conversions of the Notes.
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
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and convertible notes, see Note 6, Debt and Other Financing in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. During the year ended December 31, 2022, we were in compliance with all the terms and conditions of our debt agreements.

Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700 million of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program” together with the 2020 Repurchase Program, the “Repurchase Programs”). There is no stated expiration date for the Share Repurchase Programs. We will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
The Repurchase Programs do not obligate us to purchase any shares of Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in its discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of December 31, 2022, we have repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs. During the year ended December 31, 2022, we repurchased 548,173 shares of Class A common stock for approximately $75 million under the Repurchase Programs.
Trends and Historical Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net (loss) income	$(1,331)	$(131)	$185
Net cash (used in) provided by operating activities	$(674)	$410	$1,417
Net cash provided by (used in) investing activities	$1	$(515)	$(236)
Net cash provided by (used in) financing activities	$16	$(303)	$353
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
Cash flows used in operating activities increased by $1.1 billion in 2022 compared to 2021 primarily due to the increase in net loss adjusted for non-cash items of $1.0 billion and an increase of $69 million for cash used in operating assets and liabilities.
Investing Activities
Cash flows provided by investing activities increased by $516 million in 2022 compared to 2021 primarily due to the decrease in purchases of short- and long-term investments of $559 million and increases in sales and maturities of short- and long-term investments of $140 million, partially offset by increases of cash used in site and software development costs of $93 million and purchases of property and equipment of $85 million.
Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 3.7% of net revenue for the year ended December 31, 2022 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments in our proprietary technology and operational platform.
Financing Activities
Cash flows provided by financing activities increased by $319 million in 2022 compared to 2021, primarily due to $678 million of proceeds from the issuance of convertible notes, net of issuance costs and lower repurchases of our Class A common stock of $225 million, partially offset by an aggregate payment of $504 million to extinguish convertible debt and $80 million of premiums paid for capped call confirmations.

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2022:

		Payment Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
		(in millions)
Long-term debt (1)	$3,345	$42	$1,610	$1,693	$—
Operating leases (2)	$1,345	$188	$392	$328	$437
Purchase obligations (3)	$583	$210	$369	$4	$—
Other commitments (4)	$279	$6	$39	$47	$187
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
(4) Represents the future minimum lease payments for additional, non-cancellable operating leases, primarily related to warehouse and retail leases that have not yet commenced. For more information see Note 5, Leases, in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Annual Report on Form 10-K Adjusted EBITDA, a non-GAAP financial measure that we calculate as net (loss) income before depreciation and amortization, equity-based compensation and related taxes, interest expense, net, other expense, net, provision for income taxes, net, non-recurring items and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure.
We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and the Board to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis as these costs may vary independent of business performance. For instance, we exclude the impact of equity-based compensation and related taxes as we do not consider this item to be indicative of our core operating performance. Investors should, however, understand that equity-based compensation and related taxes will be a significant recurring expense in our business and an important part of the compensation provided to our employees. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board.

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
•Adjusted EBITDA does not include other items not indicative of our ongoing operating performance; and
•Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net (loss) income and our other GAAP results.
The following table reflects the reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(1,331)	$(131)	$185
Depreciation and amortization	371	322	286
Equity-based compensation and related taxes	527	374	297
Interest expense, net	27	32	146
Other expense, net	4	4	9
Provision for income taxes, net	12	1	20
Other:
Impairment and other related net charges (1)	39	12	—
Restructuring charges (2)	31	—	4
Gain on debt extinguishment (3)	(96)	—	—
Adjusted EBITDA	$(416)	$614	$947

(1)
In the year ended December 31, 2022, we recorded $40 million of lease impairment and other related charges related to changes in market conditions around future sublease income for one of our office locations in the U.S. In the fourth quarter of 2022, we recorded a $9 million recovery related to the termination of the lease. Additionally, we recorded an impairment charge of $8 million related to construction in progress assets at an International warehouse. In the year ended December 31, 2021, we recorded $12 million of customer service center impairment and other related charges related to our plan to consolidate customer service centers in identified U.S. locations.

(2)	In the year ended December 31, 2022, we recorded a $31 million charge to restructuring charges for severance costs associated with the August 2022 workforce reductions. In the year ended December 31, 2020, we recorded a $4 million charge to restructuring charges for severance costs associated with February 2020 workforce reductions.
(3)	In the year ended December 31, 2022, we recorded a $96 million gain on debt extinguishment upon repurchase of $375 million aggregate principal amount of our 2024 Notes and $229 million aggregate principal amount of our 2025 Notes.

Free Cash Flow
To provide investors with additional information regarding our financial results, we have also disclosed here and elsewhere in this Annual Report on Form 10-K Free Cash Flow, a non-GAAP financial measure that we calculate as net cash provided by or used in operating activities less Capital Expenditures. We have provided a reconciliation below of Free Cash Flow to net cash provided by or used in operating activities, the most directly comparable GAAP financial measure.
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
The following table presents a reconciliation of net cash (used in) provided by operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net cash (used in) provided by operating activities	$(674)	$410	$1,417
Purchase of property and equipment	(186)	(101)	(186)
Site and software development costs	(272)	(179)	(149)
Free Cash Flow	$(1,132)	$130	$1,082
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
Adjusted Diluted (Loss) Earnings per Share
To provide investors with additional information regarding our financial results, we have disclosed in this Annual Report on Form 10-K Adjusted Diluted (Loss) Earnings per Share, a non-GAAP financial measure that we calculate as net (loss) income plus equity-based compensation and related taxes, provision for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method divided by the weighted-average number of shares of common stock used in the computation of diluted (loss) earnings per share. Accordingly, we believe that these adjustments to our adjusted diluted net loss (income) before calculating per share amounts for all periods presented provides a more meaningful comparison between our operating results from period to period.
Adjusted Diluted (Loss) Earnings per Share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted Diluted (Loss) Earnings per Share, by their nature, excludes equity-based compensation and related taxes, provision for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method.
Because of these limitations, you should consider Adjusted Diluted (Loss) Earnings per Share alongside other financial performance measures.
A reconciliation of the numerator and denominator for diluted (loss) earnings per share, the most directly comparable GAAP financial measure, and the numerator and denominator for Adjusted Diluted (Loss) Earnings per Share, is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
Numerator:
Numerator for diluted (loss) earnings per share - net (loss) income available to common stockholders after the effect of dilutive securities	$(1,331)	$(131)	$185
Adjustments to net (loss) income
Interest expense associated with convertible debt instruments	—	20	9
Equity-based compensation and related taxes	527	374	297
Provision for income taxes, net	12	1	20
Other:
Impairment and other related net charges	39	12	—
Restructuring charges	31	—	4
Gain on debt extinguishment	(96)	—	—
Numerator for Adjusted Diluted (Loss) Earnings per Share - Adjusted net loss (income)	$(818)	$276	$515
Denominator:
Denominator for diluted (loss) earnings per share - weighted-average number of shares of common stock outstanding after the effect of dilutive securities	106	104	99
Adjustments to effect of dilutive securities:
Restricted stock units	—	3	—
Convertible debt instruments	—	12	3
Denominator for Adjusted Diluted (Loss) Earnings per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	106	119	102
Diluted (Loss) Earnings per Share	$(12.54)	$(1.26)	$1.86
Adjusted Diluted (Loss) Earnings per Share	$(7.71)	$2.32	$5.04
Critical Accounting Policies and Estimates
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
Revenue Recognition
We generate net revenue primarily through product sales on our family of sites.
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
We recognize revenue from gift cards and site credits in the period they are redeemed. Unredeemed gift cards and site credits not subject to requirements to remit balances to governmental agencies are recognized as net revenue based on historical redemption patterns, which are substantially within twenty-four months of issuance.
We maintain a membership rewards program for purchases made with our private label Wayfair credit card and co-branded Mastercard (“Credit Card Program”). Enrolled customers earn points that may be redeemed for future purchases. We defer a portion of our revenue associated with rewards that are ultimately expected to be redeemed.
As part of the Credit Card Program, in exchange for providing intellectual property, we receive payments based on spending activity and the profitability of the card. Revenue based on the spending activity of the underlying accounts is recognized as the respective card purchases occur and profit share is recognized based on the performance of the underlying portfolio.
Leases
We generally lease office and warehouse facilities under non-cancelable agreements. Upon each agreement's commencement date, we determine if the agreement is part of an arrangement that is or that contains a lease, determine the lease classification and recognize ROU assets and lease liabilities for all leases with the exception of leases with terms of 12 months or less. We have arrangements with lease and non-lease components, and we account for lease and non-lease components as a single lease component for our corporate headquarters and field offices. For all other lease arrangements, we account for lease and non-lease components separately. As of December 31, 2022 and 2021 we did not have material finance lease arrangements.
Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term at the lease commencement date. As most of our leases do not provide an implicit rate, we use an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date to determine the present value of future payments. The determination of the IBR requires judgment and is primarily based on publicly-available information for companies within the same industry and with similar credit profiles. We adjust the rate for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at lease commencement and is subsequently reassessed upon a modification to the lease arrangement. The ROU asset also includes any lease payments made prior to the commencement date and excludes lease incentives and initial direct costs incurred.
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
Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We have considered recently issued accounting pronouncements and do not believe that any are applicable or expected to have a material impact on our consolidated financial statements.
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
Our 2024 Notes, which were issued in November 2018, carry a fixed interest rate of 1.125% per year, our 2025 Notes, which were issued in August 2020, carry a fixed interest rate of 0.625% per year, our 2026 Notes, which were issued in August 2019, carry a fixed interest rate of 1.00% per year, our 2027 Notes, which were issued in September 2022, carry a fixed interest rate of 3.250% and our 2025 Accreting Notes, which were issued in April 2020, carry a fixed interest rate of 2.50% per year. Since the Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates.
Interest on the revolving line of credit incurred pursuant to the credit agreements described herein would accrue at a floating rate based on a formula tied to certain market rates at the time of incurrence; however, we do not expect that any changes in prevailing interest rates will have a material impact on our results of operations.
Foreign Currency Risk
Most of our sales are denominated in U.S. dollars, and therefore, our total net revenue is not currently subject to significant foreign currency risk. However, as our international business has grown, fluctuations in foreign currency exchange rates have started to have a greater impact. Our operating expenses are denominated in the currencies of the countries in which our operations are located or in which net revenue is generated, and as a result we face exposure to adverse movements in foreign currency exchange rates, particularly changes in the British Pound, Euro and Canadian Dollar, as the financial results of our international operations are translated from local currency, or functional currency, into U.S. dollars upon consolidation. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our consolidated statements of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions, but we may do so in the future. The effect of foreign currency exchange on our business historically has varied from quarter to quarter and may continue to do so, potentially materially. In addition, global economic conditions may result in changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our net revenue as expressed in U.S. dollars.
Inflation
In fiscal year 2022, we saw inflationary pressures across various parts of our business and operations, including, but not limited to, wholesale cost inflation and rising costs across our supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

WAYFAIR INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Wayfair Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wayfair Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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

Completeness of Sales Return Reserves
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company had product revenue of $12.2 billion for the year ended December 31, 2022, which was net of sales return reserves of $52 million.

Auditing the Company's measurement of sales return reserves on product revenue under its contracts with customers was especially challenging because the calculation involves subjective management assumptions about products delivered as of the balance sheet date that could be subject to return in future periods under the Company's returns policy. Management bases the sales returns estimate on prior returns history, recent trends, and projections for returns on sales in the current period.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's sales return reserve process. For example, we tested controls over management's assessment of the assumptions about expected returns as of the balance sheet date. To test the Company’s reserves for returns on product revenue, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the significant assumptions used by management to estimate its reserves.

To test management’s significant assumptions, we performed procedures which included (1) agreeing revenues by month in the analysis to the Company’s general ledger, (2) examining monthly sales return levels for the 12 months before year end and the period subsequent to year end for unusual items or trends not consistent with the Company’s historical analysis of product returns, and (3) testing the historical accuracy of the Company’s estimates of returns on product revenue recorded in prior periods by comparing the reserve to returns actually processed. We also compared the Company’s projections of future sales returns as of the balance sheet date with actual returns made subsequent to year end.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.

Boston, Massachusetts
February 23, 2023

WAYFAIR INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,050	$1,706
Short-term investments	228	693
Accounts receivable, net	272	226
Inventories	90	69
Prepaid expenses and other current assets	293	318
Total current assets	1,933	3,012
Operating lease right-of-use assets	839	849
Property and equipment, net	774	674
Other non-current assets	34	35
Total assets	$3,580	$4,570
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,204	$1,166
Other current liabilities	868	1,051
Total current liabilities	2,072	2,217
Long-term debt	3,137	3,052
Operating lease liabilities, net of current	893	892
Other non-current liabilities	28	28
Total liabilities	6,130	6,189
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at December 31, 2022 and 2021	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 82,903,862 and 79,150,937 shares issued and outstanding at December 31, 2022 and 2021	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 25,691,397 and 25,691,761 shares issued and outstanding at December 31, 2022 and 2021	—	—
Additional paid-in capital	737	337
Accumulated deficit	(3,280)	(1,949)
Accumulated other comprehensive loss	(7)	(7)
Total stockholders' deficit	(2,550)	(1,619)
Total liabilities and stockholders' deficit	$3,580	$4,570

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
Net revenue	$12,218	$13,708	$14,145
Cost of goods sold	8,802	9,813	10,033
Gross profit	3,416	3,895	4,112
Operating expenses:
Customer service and merchant fees	632	584	510
Advertising	1,473	1,378	1,412
Selling, operations, technology, general and administrative	2,625	2,015	1,826
Impairment and other related net charges	39	12	—
Restructuring charges	31	—	4
Total operating expenses	4,800	3,989	3,752
(Loss) income from operations	(1,384)	(94)	360
Interest expense, net	(27)	(32)	(146)
Other expense, net	(4)	(4)	(9)
Gain on debt extinguishment	96	—	—
(Loss) income before income taxes	(1,319)	(130)	205
Provision for income taxes, net	12	1	20
Net (loss) income	$(1,331)	$(131)	$185
(Loss) earnings per share:
Basic	$(12.54)	$(1.26)	$1.93
Diluted	$(12.54)	$(1.26)	$1.86
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	106	104	96
Diluted	106	104	99

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net (loss) income	$(1,331)	$(131)	$185
Other comprehensive (loss) income:
Foreign currency translation adjustments	1	(2)	(3)
Net unrealized loss on available-for-sale investments	(1)	—	—
Comprehensive (loss) income	$(1,331)	$(133)	$182

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	(in millions)
Balance at December 31, 2019	94	$—	$1,123	$(2,065)	$(2)	$(944)
Net income	—	—	—	185	—	185
Other comprehensive loss	—	—	—	—	(3)	(3)
Issuance of common stock upon vesting of RSUs	3	—	—	—	—	—
Equity-based compensation	—	—	294	—	—	294
Repurchase of common stock	(1)	—	(380)	—	—	(380)
Shares issued upon conversion of convertible notes	4	—	426	—	—	426
Reacquisition of equity component from repurchases and conversions of convertible notes, net of taxes	—	—	(842)	—	—	(842)
Cumulative effect of adopting new credit allowance standard	—	—	—	(6)	—	(6)
Equity component of issuance of convertible notes, net of premium paid on capped calls	—	—	78	—	—	78
Balance at December 31, 2020	100	—	699	(1,886)	(5)	(1,192)
Net loss	—	—	—	(131)	—	(131)
Other comprehensive loss	—	—	—	—	(2)	(2)
Issuance of common stock upon vesting of RSUs	2	—		—	—	—
Equity-based compensation	—	—	372	—	—	372
Repurchase of common stock	(1)	—	(300)	—	—	(300)
Shares issued upon conversion of convertible notes	4	—	265	—	—	265
Cumulative effect of adopting new convertible debt standard	—	—	(699)	68	—	(631)
Balance at December 31, 2021	105	—	337	(1,949)	(7)	(1,619)
Net loss	—	—	—	(1,331)	—	(1,331)
Issuance of common stock upon vesting of RSUs	5	—	—	—	—	—
Equity-based compensation	—	—	555	—	—	555
Repurchase of common stock	(1)	—	(75)	—	—	(75)
Premiums paid for capped calls	—	—	(80)	—	—	(80)
Balance at December 31, 2022	109	$—	$737	$(3,280)	$(7)	$(2,550)

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash flows (for) from operating activities:
Net (loss) income	$(1,331)	$(131)	$185
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	371	322	286
Equity-based compensation expense	513	344	276
Amortization of discount and issuance costs on convertible notes	8	7	134
Impairment and other related net charges	39	12	—
Gain on debt extinguishment	(96)	—	—
Other non-cash adjustments	41	6	13
Changes in operating assets and liabilities:
Accounts receivable, net	(48)	(118)	(15)
Inventories	(21)	(17)	10
Prepaid expenses and other current assets	26	(28)	(61)
Other assets	1	—	(1)
Accounts payable and other current liabilities	(177)	9	532
Other liabilities	—	4	58
Net cash (used in) provided by operating activities	(674)	410	1,417

Cash flows from (for) investing activities:
Purchase of short- and long-term investments	(430)	(989)	(481)
Sale and maturities of short- and long-term investments	889	749	580
Purchase of property and equipment	(186)	(101)	(186)
Site and software development costs	(272)	(179)	(149)
Other investing activities, net	—	5	—
Net cash provided by (used in) investing activities	1	(515)	(236)

Cash flows from (for) financing activities:
Repurchase of common stock	(75)	(300)	(380)
Proceeds from issuance of convertible notes, net of issuance costs	678	—	2,028
Premiums paid for capped call confirmations	(80)	—	(255)
Payment of principal upon maturity of convertible debt	(3)	—	—
Proceeds from borrowings	—	—	200
Repayment of borrowings	—	—	(200)
Payments to extinguish convertible debt	(504)	—	(1,040)
Other financing activities, net	—	(3)	—
Net cash provided by (used in) financing activities	16	(303)	353
Effect of exchange rate changes on cash and cash equivalents	1	(16)	13
Net (decrease) increase in cash and cash equivalents	(656)	(424)	1,547

Cash and cash equivalents:
Beginning of year	1,706	2,130	583
End of year	$1,050	$1,706	$2,130

Supplemental Cash Flow Information:
Cash paid for interest on long-term debt	$27	$27	$17
Non-cash impact to equity upon conversion of convertible notes, net of taxes	$—	$265	$307
Purchase of property and equipment included in accounts payable and other liabilities	$(6)	$41	$30

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Wayfair Inc. is one of the world's largest online destinations for the home. Through its e-commerce business model, Wayfair offers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over 40 million products from over 20 thousand suppliers. These financial statements consolidate the operations and accounts of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, “Wayfair,” “the company," or similar terms refer to Wayfair Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of and during the reported period of the consolidated financial statements. Actual results could differ from those estimates.
Cash and Cash Equivalents
Wayfair considers all highly liquid investments purchased with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash. Cash equivalents, which consist primarily of money market accounts and certificates of deposits with original maturities of three months or less, are carried at cost, which approximates fair value.
Investments
Wayfair classifies investments in certificates of deposits and marketable securities with original maturities of greater than three months as short-term investments on the consolidated balance sheets. Short-term investments mature in less than twelve months from the balance sheet date. The cost basis of an investment sold is determined using the specific identification method. To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss. However, management considers the risk of credit loss to be minimized by Wayfair’s policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason of the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management’s intended holding period and time horizon for selling.
From time to time, Wayfair may enter into equity investments that align with organizational strategies and growth initiatives. Equity investments in companies for which the Company does not have the ability to exercise significant influence are accounted for as equity securities. These are measured at fair value and classified as other non-current assets within the consolidated balance sheets with observable changes recorded within other expense, net on the consolidated statements of operations.
Equity Method Investments
Wayfair accounts for investments using the equity method of accounting when the Company has the ability to exercise significant influence, but not controlling financial interest over an investee. The equity method investments are classified as other non-current assets within the consolidated balance sheets and the proportional share of income or loss is recorded within other expense, net on the consolidated statements of operations. Equity method investments are reviewed for indicators of impairment on a quarterly basis. An equity method investment is written down to the estimated fair value if there is evidence of a loss in value which is other-than-temporary.

Notes to Consolidated Financial Statements (Continued)

Concentrations of Credit Risk
Financial instruments that subject Wayfair to credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The risk for cash and cash equivalents is minimized by Wayfair's policy to maintain these balances with major financial institutions of high-credit quality. At times, cash balances may exceed federally insured limits; however, to date, Wayfair has not incurred any losses on these investments. As of December 31, 2022 and 2021, Wayfair had $122 million and $187 million in banks located outside of the U.S. The risk for short-term investments is minimized by Wayfair's policy of investing in financial instruments issued by highly-rated financial institutions.
Accounts Receivable, Net
Accounts receivable are stated net of the allowance for credit losses, which are recorded based on historical losses as well as management's expectation of future collections. Uncollectible amounts are written off against the allowance after all collection efforts have been exhausted. Wayfair's exposure to credit loss is minimized through customer risk assessments performed prior to customer checkout and Wayfair's policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. Further, management believes credit risk is mitigated since approximately 98% of the net revenue recognized for the twelve months ended December 31, 2022 was collected in advance of recognition.
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

Notes to Consolidated Financial Statements (Continued)

Leases
Wayfair generally leases office and warehouse facilities under noncancelable agreements. Upon each agreement's commencement date, Wayfair determines if the agreement is part of an arrangement that is or that contains a lease, the lease classification and recognizes the ROU assets and lease liabilities for all leases with the exception of leases with terms of 12 months or less. Wayfair has arrangements with lease and non-lease components, and accounts for lease and non-lease components as a single lease component for corporate headquarters offices and field offices. All other lease arrangements for lease and non-lease components are accounted for separately. Operating lease ROU assets are classified in operating lease right-of-use assets within the consolidated balance sheets. Operating lease liabilities are classified as other current liabilities and operating lease liabilities based on when lease payments are due. As of December 31, 2022 and 2021 Wayfair did not have material finance lease arrangements.
Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term at the lease commencement date. As most of the leases do not provide an implicit rate, Wayfair uses an estimated IBR based on the information available at the commencement date of the respective lease to determine the present value of future payments. The determination of the IBR requires judgment and is primarily based on publicly available information for companies within the same industry and with similar credit profiles. Wayfair adjusts the rate for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at lease commencement and is subsequently reassessed as necessary upon a modification to the lease arrangement. The ROU asset also includes any lease payments made prior to the commencement date and excludes lease incentives and initial direct costs incurred.
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Lease terms may include options to extend or terminate the lease when it is reasonably certain that Wayfair will exercise that option.
Contingent Liabilities
Certain contingent liabilities that arise in the ordinary course of business activities are accrued for as loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. After applying judgement, Wayfair does not accrue for contingent losses that are considered to be reasonably possible, but not probable; however, the range of such reasonably possible losses is disclosed.
Foreign Currency Translation
These financial statements are consolidated and presented in the U.S. dollar. Subsidiaries with non-U.S. dollar functional currencies are translated to the U.S. dollar using year-end exchange rates for assets and liabilities and average exchange rates for revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive (loss) income below net (loss) income and accumulated other comprehensive loss within total stockholders’ deficit. Transaction gains and losses are included in other expense, net, which is reflected in net (loss) income.
Revenue Recognition
Wayfair generates net revenue primarily through product sales on its family of sites.
Wayfair recognizes net revenue on product sales through Wayfair's family of sites using the gross method when Wayfair has concluded it controls the product before it is transferred to the customer. Wayfair controls products as it is the entity responsible for fulfilling the promise to the customer and takes responsibility for the acceptability of the goods, assumes inventory risk from shipment through the delivery date, has discretion in establishing prices and selects the suppliers of products sold. Wayfair recognizes net revenue from sales of its products upon delivery to the customer. As Wayfair ships a large volume of packages through multiple carriers, actual delivery dates may not always be available and as such Wayfair estimates delivery dates based on historical data.
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
Wayfair maintains a membership rewards program for customer purchases made with the Credit Card Program. In exchange for providing intellectual property as part of the Credit Card Program, Wayfair records net revenue based on spending activity and

Notes to Consolidated Financial Statements (Continued)

the profitability of the card portfolio. Spending activity of the underlying accounts represents customer purchases used with their respective cards, and the profitability of the card portfolio is based on the financial performance of the underlying credit portfolio.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 13, Segment and Geographic Information, for additional detail.
Wayfair primarily has three types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are initially recorded in unearned revenue within other current liabilities, and are recognized as net revenue when the products are delivered, (ii) unredeemed gift cards and site credits, which are initially recorded in unearned revenue within other current liabilities, and are recognized in the period they are redeemed, and (iii) membership rewards redeemable for future purchases, which are earned by customers on purchases made through the Credit Card Program, and are initially recorded in other current liabilities, and recognized as net revenue when redeemed. The portion of gift cards and store credits not expected to be redeemed are recognized as net revenue based on a pattern of historical redemptions, which are substantially within twenty-four months from the date of issuance.
Cost of Goods Sold
Costs of goods sold consists of:
Product Costs: Wayfair capitalizes into inventory the price paid to suppliers for products purchased by Wayfair, direct and indirect labor costs, rent, depreciation and inbound shipping and handling costs. Product costs are offset by rebates Wayfair earns through allowances and supplier incentive programs. Wayfair earns rebates when goods are shipped, and amounts earned and due from suppliers under these rebate programs are included in other current assets and are reflected as a reduction of cost of goods sold. Wayfair receives vendor allowances or discounts from certain vendors. These vendor allowances reduce the carrying cost of the inventory and related cost of goods sold when the inventory is sold. Product costs are also offset by media and merchandising offerings provided to suppliers, which are not considered distinct from the purchase of goods from those suppliers.
Shipping and Fulfillment Costs: Shipping costs include outbound shipping costs. Fulfillment costs include costs incurred to operate and staff the fulfillment centers and provide other inbound supply chain services such as ocean freight and drayage. Costs to operate and staff the CastleGate and WDN networks include rent and depreciation expenses associated with various facilities, costs to receive, inspect, pick, package and prepare customer orders for delivery, and direct and indirect labor costs including payroll, payroll-related benefits and equity-based compensation. Shipping and fulfillment costs are offset by fees earned by providing logistic services to suppliers including order fulfillment, warehousing and inbound supply chain services such as ocean freight and drayage through Wayfair's CastleGate business. Fulfillment fees are earned upon completion of preparing customer orders for shipment, warehousing fees are earned upon completion of each storage date and inbound supply chain services are earned on a straight-line basis as the shipments move from origin to destination. Shipping and fulfillment costs were $2.2 billion, $2.1 billion and $2.0 billion, for the years ended December 31, 2022, 2021 and 2020.
Customer Service and Merchant Fees
Customer service and merchant fees consist of labor-related costs, including payroll, payroll-related benefits and equity-based compensation of employees involved in customer service activities, merchant processing fees associated with customer payments made by credit cards and debit cards and other variable fees. Merchant processing fees totaled $258 million, $275 million and $268 million in the years ended December 31, 2022, 2021 and 2020.
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

Notes to Consolidated Financial Statements (Continued)

Selling, Operations, Technology, General and Administrative
Selling, operations, technology, general and administrative expenses primarily include labor-related costs, including equity-based compensation, of the operations group, which includes the supply chain and logistics team, the technology team that builds and supports sites, category managers, buyers, site merchandisers, merchants, marketers and the team who executes the advertising strategy and the corporate general and administrative team, which includes human resources, finance and accounting personnel. Also included are administrative and professional service fees which include audit and legal fees, insurance, depreciation, rent and other corporate expenses.
Equity-Based Compensation
Wayfair recognizes its equity-based payments to employees and non-employees as gross expense over the service period based on their grant date fair values with actual forfeitures recognized as they occur. Wayfair has restricted common stock and restricted stock units. Restricted stock values are determined based on the quoted market price of Wayfair’s Class A common stock on the date of grant.
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
Wayfair evaluates at the end of each reporting period whether some or all of the undistributed earnings of foreign subsidiaries are permanently reinvested. The position is based upon several factors including management's evaluation of Wayfair and its subsidiaries' financial requirements, the short- and long-term operational and fiscal objectives of Wayfair and the tax consequences associated with the repatriation of earnings.
(Loss) Earnings per Share
Wayfair follows the two-class method when computing (loss) earnings per share for its two issued classes of common stock - Class A and Class B. Basic (loss) earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period plus, if dilutive, common stock equivalents outstanding during the period and stock issuable upon conversion of the convertible debt instruments. Wayfair's common stock equivalents consist of shares issuable upon the release of restricted stock units, and to a lesser extent, the incremental shares of common stock issuable upon the exercise of stock options. The dilutive effect of these common stock equivalents is reflected in diluted (loss) earnings per share by application of the treasury stock method. The dilutive effect of shares issuable upon conversion of the convertible debt instruments are included in the calculation of diluted (loss) earnings per share under the if-converted method.
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

Previously Adopted Accounting Pronouncements
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
2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of December 31, 2022, accounts receivable was $272 million, net of allowance for credit losses of $24 million. As of December 31, 2021, accounts receivable was $226 million, net of allowance for credit losses of $12 million. The changes in the allowance for credit losses were not material for the year ended December 31, 2022. Management believes credit risk is mitigated since approximately 98% of the net revenue recognized for the year ended December 31, 2022 was collected in advance of recognition.
Prepaid Expenses and Other Current Assets
The following table presents the components of prepaid expenses and other current assets as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in millions)
Prepaid expenses and other current assets:
Deferred costs in transit	$96	$122
Prepaid expenses	95	93
Supplier receivables and credits receivable	69	70
Other current assets	33	33
Total prepaid expenses and other current assets	$293	$318
Other Non-current Assets
The following table presents the components of other non-current assets as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in millions)
Other non-current assets:
Goodwill and intangible assets, net	$15	$16
Long-term investments	11	8
Other non-current assets	8	11
Total other non-current assets	$34	$35

Notes to Consolidated Financial Statements (Continued)

Amortization expense related to intangible assets was $1 million, $1 million and $2 million for the years ended December 31, 2022, 2021 and 2020. Goodwill was $0.4 million for the years ended December 31, 2022 and 2021. For the years ended December 31, 2022, 2021 and 2020, no indicators of impairment of goodwill or intangible assets were identified and therefore no impairment has been recorded.
Other Current Liabilities
The following table presents the components of other current liabilities as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in millions)
Other current liabilities:
Unearned revenue	$214	$299
Employee compensation and related benefits	102	176
Current operating lease liabilities (Note 5)	125	110
Advertising	98	83
Sales tax payable	62	61
Sales return allowance	52	61
Other accrued expenses and current liabilities	215	261
Total other current liabilities	$868	$1,051
Contractual liabilities included in unearned revenue and other accrued expenses and current liabilities were $214 million and $10 million, at December 31, 2022, and $299 million and $7 million, at December 31, 2021. During the year ended December 31, 2022, Wayfair recognized $216 million and $4 million of net revenue included in unearned revenue and other accrued expenses and current liabilities, which was recorded as of December 31, 2021.
Restructuring Charges
During the third quarter of 2022, Wayfair announced a workforce reduction involving approximately 870 employees in connection with its previously announced plans to manage operating expenses and realign investment priorities. During the year ended December 31, 2022, Wayfair incurred a total of $31 million of costs, consisting primarily of one-time employee severance and benefit costs, recorded to restructuring charges within the consolidated and condensed statements of operations. As of December 31, 2022, substantially all payments related to the employee severance and benefits costs were paid.
On January 20, 2023, Wayfair announced an update to the Company’s cost efficiency plan, including a workforce reduction involving approximately 1,750 employees. As a result of this workforce reduction, Wayfair expects to incur between approximately $68 million and $78 million of costs, consisting primarily of employee severance and benefit costs, most of which are expected to be incurred in the first quarter of 2023.
3. Cash and Cash Equivalents, Investments and Fair Value Measurements
Investments
As of December 31, 2022 and 2021, all of Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. Wayfair did not have any realized gains nor losses during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, Wayfair collected $161 million of proceeds from the sale of long-term investments and recognized a realized gain of $1 million. During the years ended December 31, 2022, 2021 and 2020, Wayfair recorded interest income, including interest earned from cash and cash equivalents and the marketable securities, of $13 million, $5 million and $6 million.
During the years ended December 31, 2022, 2021 and 2020, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. Further, as of December 31, 2022 and 2021, Wayfair did not record an allowance for credit losses related to its available-for-sale debt securities.

Notes to Consolidated Financial Statements (Continued)

The following tables present details of Wayfair’s investment securities as of December 31, 2022 and 2021:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Short-term:
Investment securities	$229	$—	$(1)	$228
Total	$229	$—	$(1)	$228

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Short-term:
Investment securities	$693	$—	$—	$693
Total	$693	$—	$—	$693
Fair Value Measurements
Wayfair's financial assets and liabilities are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The three levels of inputs used to measure fair value are as follows:
▪Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities
▪Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full-term of the asset or liability
▪Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability
This hierarchy requires Wayfair to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Wayfair classifies cash equivalents and certificate of deposits within Level 1 because these are valued using quoted market prices. The fair value of Level 1 financial assets is based on quoted market prices of the identical underlying security. Wayfair classifies short-term investments within Level 2 because unadjusted quoted prices for identical or similar assets in markets are not active. Wayfair does not have assets that are classified as Level 3.
The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents:
Cash	$430	$—	$—	$430
Cash equivalents	620	—	—	620
Total cash and cash equivalents	1,050	—	—	1,050
Short-term investments:
Investment securities	—	228	—	228
Total	$1,050	$228	$—	$1,278

Notes to Consolidated Financial Statements (Continued)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in millions)
Cash and cash equivalents:
Cash	$906	$—	$—	$906
Cash equivalents	800	—	—	800
Total cash and cash equivalents	1,706	—	—	1,706
Short-term investments:
Investment securities	—	693	—	693
Total	$1,706	$693	$—	$2,399

4. Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in millions)
Furniture and computer equipment	$593	$557
Site and software development costs	829	592
Leasehold improvements	544	457
Construction in progress	36	35
	2,002	1,641
Less: Accumulated depreciation and amortization	(1,228)	(967)
Property and equipment, net	$774	$674
Depreciation and amortization expense was $370 million, $322 million and $284 million, of which $224 million, $171 million and $132 million was attributable to the amortization expense of site and software development costs for the years ended December 31, 2022, 2021 and 2020. Total costs capitalized of site and software development costs, net of accumulated amortization, totaled $283 million and $193 million as of December 31, 2022 and 2021.
Impairment and other related net charges
For the year ended December 31, 2022, Wayfair recorded a charge of $15 million for the non-cash impairment of fixed assets. This is inclusive of $7 million, related to an impairment of a U.S. office location due to current sublease market conditions and $8 million for other non-cash impairment charges, related to construction in progress assets at an International warehouse.
For the year ended December 31, 2021, in connection with the consolidation of certain customer service centers in identified U.S. locations, Wayfair recorded a charge of $5 million for the non-cash impairment of fixed assets. For further information, refer to Note 5, Leases. For the year ended December 31, 2020, no impairment of long-lived assets had been recorded.
5. Leases
Wayfair has lease arrangements for warehouses, Wayfair Delivery Network facilities, which includes consolidation centers, cross docks and last mile delivery facilities and office spaces. These leases expire at various dates through 2043. Operating lease expense was $180 million, $160 million and $159 million for the years ended December 31, 2022, 2021 and 2020. Sublease income was $14 million, $17 million, and $11 million for the years ended December 31, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements (Continued)

The following table presents other information related to leases:

	Year Ended December 31,
	2022	2021
	(in millions)
Supplemental cash flow information:
Cash payments included in operating cash flows from lease arrangements	$189	$169
Right-of-use assets obtained in exchange for lease obligations	$170	$183

	December 31, 2022	December 31, 2021
Additional lease information:
Weighted average remaining lease term	8 years	8 years
Weighted average discount rate	6.8%	6.0%
Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

Amount
(in millions)
2023	$188
2024	199
2025	193
2026	177
2027	151
Thereafter	437
Total future minimum lease payments	1,345
Less: Imputed interest	(327)
Total	$1,018
The following table presents total operating leases liabilities:

	December 31,
	2022	2021
	(in millions)
Balance sheet line item:
Other current liabilities	$125	$110
Operating lease liabilities, net of current	893	892
Total operating leases liabilities	$1,018	$1,002
As of December 31, 2022, Wayfair has entered into $279 million of additional operating leases, primarily related to warehouse and retail leases that have not yet commenced. As there is no control of the underlying assets during the construction period, Wayfair is not considered the owner of the construction project for accounting purposes. These operating leases will commence between 2023 and 2027 with lease terms of 10 to 12 years.
Impairment and other related net charges
During the year ended December 31, 2022, Wayfair identified an indicator of impairment for one of the U.S. office locations, which was primarily due to current sublease market conditions. Wayfair performed an analysis and determined that the carrying amount of the asset group exceeded its fair value, which was calculated based on estimated future sublease income. As a result, Wayfair recorded a charge of $40 million during the year ended December 31, 2022, which included $32 million of non-cash impairment of the ROU asset, $7 million for the non-cash impairment of fixed assets and the remainder for other items. In the fourth quarter of 2022, Wayfair recorded a $9 million recovery related to the termination of the lease.

Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2021, Wayfair enacted a plan to consolidate certain customer service centers in identified U.S. locations. As a result, Wayfair recorded a charge of $12 million during the year ended December 31, 2021, which included $6 million for the non-cash impairment of ROU assets, $5 million for the non-cash impairment of fixed assets and the remainder for other items. For further information, refer to Note 4, Property and Equipment, net.
6. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing as of the dates presented:

	December 31, 2022			December 31, 2021
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount
	(in millions)
Revolving Credit Facility			$—			$—
2022 Notes	$—	—	—	$3	—	3
2024 Notes	200	(1)	199	575	(6)	569
2025 Notes	1,289	(8)	1,281	1,518	(13)	1,505
2026 Notes	949	(7)	942	949	(9)	940
2027 Notes	690	(12)	678	—	—	—
2025 Accreting Notes	37	—	37	36	(1)	35
Total Debt			$3,137			$3,052
Short-term debt			—			—
Long-term debt			$3,137			$3,052
Revolving Credit Facility
On March 24, 2021, Wayfair and certain of its subsidiaries (together, the “Guarantors”), and Wayfair’s wholly-owned subsidiary Wayfair LLC, as borrower (the “Borrower”), entered into a new credit agreement (the “Credit Agreement”) with the lending institutions from time-to-time parties thereto and Citibank, N.A., in its capacity as administrative agent, collateral agent, swingline lender and a letter of credit issuer. The Credit Agreement provides for a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). The Revolver replaced the previous $200 million senior secured revolving credit facility (the “Previous Revolver”), which was set to mature on February 21, 2022. Wayfair paid all amounts owed under the Previous Revolver and terminated all lending commitments thereunder. Debt issuance costs for the Revolver are included in other non-current assets and are amortized to interest expense over the Revolver’s term. As of December 31, 2022, there were no revolving loans outstanding under the Revolver.
Under the Credit Agreement, the Borrower may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had approximately $68 million outstanding letters of credit as of December 31, 2022, primarily as security for lease agreements, which reduced the availability of credit under the Revolver. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.
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

Notes to Consolidated Financial Statements (Continued)

On October 11, 2021, the parties amended the Credit Agreement (“Amendment No. 1”) to reflect technical and administrative changes related to the phaseout of LIBOR and the implementation of SONIA with respect to loans denominated in Pounds Sterling. Following Amendment No. 1, the Revolver borrowings bear interest through maturity at a variable rate based upon, at the Borrower’s option, (i) the LIBOR rate, (ii) the base rate (which is the highest of (x) the prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate and (z) 1.00% in excess of the one-month LIBOR rate) or (3) with respect to loans denominated in Pounds Sterling, the RFR rate (which is the greater of (x) the SONIA rate and (y) 0.00%), plus, in each case an applicable margin. As of December 31, 2022, the applicable margin for LIBOR loans is 1.25% per annum, the applicable margin for base rate loans is 0.25% per annum and the applicable margin for RFR loans is 1.2826% per annum. The applicable margin is subject to specified changes depending on Wayfair’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrower and the Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of their businesses. The Revolver also contains customary events of default, subject to thresholds and grace periods, including, among others, payment default, covenant default, cross default to other material indebtedness and judgment default. In addition, the Credit Agreement requires Wayfair to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. Wayfair does not expect any of these restrictions to affect or limit the ability to conduct business in the ordinary course. As of December 31, 2022, Wayfair was in compliance with all covenants.
Convertible Non-Accreting Notes
The following table summarizes certain terms related to the outstanding convertible notes, excluding the 2025 Accreting Notes:

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
In November 2018, Wayfair issued $575.0 million in aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (the “2024 Notes”), which included the exercise in full of a $75.0 million option granted to the initial purchasers. In connection with the 2024 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2024 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2024 Notes (the “2024 Capped Calls”). In September 2022, in connection with the issuance of the 2027 Notes, as defined below, Wayfair repurchased for cash approximately $375 million aggregate principal amount of the 2024 Notes. For more information, see “Extinguishment and Conversions of Notes” below.
In August 2020, Wayfair issued $1.518 billion in aggregate principal amount of 0.625% Convertible Senior Notes due 2025 (the “2025 Notes”), which included the exercise in full of a $198.0 million option granted to the initial purchasers. In connection with the issuance of the 2025 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2025 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2025 Notes (the “2025 Capped Calls”). In September 2022, in connection with the issuance of the 2027 Notes, as defined below, Wayfair repurchased for cash approximately $229 million aggregate principal amount of the 2025 Notes. For more information, see “Extinguishment and Conversions of Notes” below.
In August 2019, Wayfair issued $948.75 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2026 (the “2026 Notes”), which included the exercise in full of a $123.75 million option granted to the initial purchasers. In connection with the 2026 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2026 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes (the “2026 Capped Calls”).

Notes to Consolidated Financial Statements (Continued)

In September 2022, Wayfair issued $690.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2027 (the “2027 Notes”), and together with the 2024 Notes, 2025 Notes, 2026 Notes, the “Non-Accreting Notes”), which included the exercise in full of a $90.0 million option granted to the initial purchasers. In connection with the issuance of the 2027 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2027 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2027 Notes (the “2027 Capped Calls”).
Convertible Accreting Notes
In April 2020, Wayfair issued $535.0 million in aggregate original principal amount of 2.50% Accreting Convertible Senior Notes due 2025 (the “2025 Accreting Notes”, and collectively with the Non-Accreting Notes, the “Notes”) to Great Hill, CBEP Investments, LLC (“Charlesbank”) and The Spruce House Partnership LLC. The 2025 Accreting Notes are fully and unconditionally guaranteed on a senior unsecured basis by Wayfair LLC, a wholly-owned subsidiary of Wayfair Inc., as guarantor. No cash interest is payable on the 2025 Accreting Notes. Instead, the 2025 Accreting Notes accrue interest at a rate of 2.50% per annum, which accretes to the principal amount on April 1 and October 1 of each year. The 2025 Accreting Notes will mature on April 1, 2025, unless earlier purchased, redeemed or converted. The annual effective interest rate of the 2025 Accreting Notes is 2.7%.
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

Notes to Consolidated Financial Statements (Continued)

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
Because the conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes were not triggered during the calendar quarter ended December 31, 2022, the 2024 Notes, 2025 Notes, 2026 Notes, and 2027 Notes are not convertible during the calendar quarter ended March 31, 2023.
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

Notes to Consolidated Financial Statements (Continued)

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
Proceeds from Notes Transactions
The net proceeds from the sale of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2025 Accreting Notes were approximately $562 million, $1.5 billion, $935 million, $678 million and $527 million, after deducting the initial purchasers’ discounts, if applicable, and the offering expenses payable by Wayfair. Wayfair used approximately $93 million, $255 million, $146 million and $80 million of the net proceeds from the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes, to purchase the Capped Calls. Wayfair intends to use the remainder of the net proceeds from the Notes for working capital and general corporate purposes, including, but not limited to, operating and capital expenditures. Wayfair may also use a portion of the net proceeds to finance acquisitions, strategic transactions, investments, repurchases of Class A common stock or the repayment, redemption, purchase or exchange of indebtedness (including the Notes).
Partial Extinguishment of 2024 Notes and 2025 Notes
During the year ended December 31, 2022, Wayfair used approximately $506 million of the net proceeds from the issuance of the 2027 Notes to repurchase for cash approximately $375 million aggregate principal amount of the 2024 Notes and approximately $229 million aggregate principal amount of the 2025 Notes, as well as aggregate accrued interest of $2 million for both the 2024 Notes and 2025 Notes, in privately negotiated repurchase transactions. In accounting for the repurchases of the 2024 Notes and 2025 Notes, Wayfair recorded a $96 million gain on debt extinguishment, representing the difference between the cash paid for principal of $504 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $600 million.
Conversions of Notes
During the year ended December 31, 2022, there were no conversions of the Notes.
Interest Expense
The following table presents total interest expense recognized for the Notes for the years ended December 31:

	Year Ended December 31,
	2022			2021			2020
Convertible Notes	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense
	(in millions)
2022 Notes	$—	$—	$—	$—	$—	$—	$1	$14	$15
2024 Notes	5	2	7	7	2	9	6	28	34
2025 Notes	9	3	12	10	3	13	4	20	24
2026 Notes	9	2	11	9	2	11	10	35	45
2027 Notes	7	1	8	—	—	—	—	—	—
2025 Accreting Notes	1	—	1	(1)	—	(1)	8	26	34
Total	$31	$8	$39	$25	$7	$32	$29	$123	$152

Notes to Consolidated Financial Statements (Continued)

Fair Value of Notes
The estimated fair value of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2025 Accreting Notes was $169 million, $836 million, $553 million, $515 million and $17 million, as of December 31, 2022. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs including volatility and credit spread. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, as defined in Note 3, Cash and Cash Equivalents, Investments and Fair Value Measurements. The if-converted value of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2025 Accreting Notes did not exceed the principal value as of December 31, 2022.
Capped Calls
The 2024 Capped Calls, 2025 Capped Calls, 2026 Capped Calls and 2027 Capped Calls (collectively, the “Capped Calls”) are expected generally to reduce the potential dilution and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Non-Accreting Notes upon conversion of the Non-Accreting Notes if the market price per share of Wayfair’s Class A common stock is greater than the strike price of the applicable Capped Call (which correspond to the initial conversion price of the applicable Non-Accreting Notes and is subject to certain adjustments under the terms of the applicable Capped Call), with such reduction and/or offset subject to a cap based on the cap price of the applicable Capped Calls (the “Initial Cap Price”). The Capped Calls can, at Wayfair’s option, remain outstanding until their maturity date, even if all or a portion of the Non-Accreting Notes are converted, repurchased or redeemed prior to such date.
Each of the Capped Calls has an initial cap price per share of Wayfair’s Class A common stock, which represented a premium over the last reported sale price (or, with respect to the 2025 Capped Calls, the volume-weighted average price) of Wayfair’s Class A common stock on the date the corresponding Non-Accreting Notes were priced (the “Cap Price Premium”), and is subject to certain adjustments under the terms of the corresponding agreements. Collectively, the Capped Calls cover, initially, the number of shares of Wayfair’s Class A common stock underlying the Non-Accreting Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Non-Accreting Notes.
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
7. Commitments and Contingencies
Purchase Obligations
Wayfair has entered into purchase obligations that represent enforceable and legally binding software license and freight commitments. Payments due under these purchase obligations are $210 million in 2023, $184 million in 2024, $185 million in 2025, $2 million in 2026, $2 million in 2027 and none thereafter. These payments exclude payments for contracts that are able to be canceled, both in full or in part, since they do not represent legally binding arrangements.
Collection of Sales or Other Similar Taxes
Wayfair has historically collected and remitted sales tax based on the locations of its physical operations. The U.S. Supreme Court's decision in South Dakota v. Wayfair, Inc., removed a significant impediment to the enactment of laws imposing sales tax collection obligations on out-of-state e-commerce companies. Several states and other taxing jurisdictions have presented, or indicated that they may present, Wayfair with sales tax assessments. The aggregate assessments received as of December 31, 2022 are not material to Wayfair's business and Wayfair does not expect the Court's decision to have a significant impact on its business.

Notes to Consolidated Financial Statements (Continued)

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
8. Employee Benefit Plans
Wayfair has a defined-contribution, incentive savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have reached the age of 21 years. Employees may elect to defer compensation up to a dollar limit (as allowable by the Internal Revenue Code), of which up to 4% of an employee's salary will be matched by Wayfair. The amounts deferred by the employee and the matching amounts contributed by Wayfair both vest immediately. The amount expensed under the plan totaled approximately $43 million, $35 million and $32 million in the years ended December 31, 2022, 2021 and 2020, respectively.
9. Stockholders’ Deficit
Preferred Stock
Wayfair authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of December 31, 2022, Wayfair had no shares of undesignated preferred stock issued or outstanding.
Common Stock
Wayfair authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 82,903,862 and 79,150,937 shares of Class A common stock and 25,691,397 and 25,691,761 shares of Class B common stock were outstanding as of December 31, 2022 and 2021. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if Wayfair's Board of Directors (the “Board”), in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since Wayfair's initial public offering through December 31, 2022, 56,347,017 shares of Class B common stock were converted to Class A common stock.
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
During the years ended December 31, 2022 and December 31, 2021, Wayfair repurchased 548,173 and 982,848 shares of Class A common stock for $75 million and $300 million, respectively, under authorized stock repurchase programs.

Notes to Consolidated Financial Statements (Continued)

10. Equity-Based Compensation
The Board adopted the 2014 Incentive Award Plan (“2014 Plan”) to grant cash and equity incentive awards to eligible participants in order to attract, motivate and retain talent. In October 2022, the 2014 Plan was amended (the “Amended 2014 Plan”) by the stockholders of Wayfair to increase the aggregate number of shares of Class A common stock authorized for issuance under the 2014 Plan by 5,000,000 shares. The Amended 2014 Plan is administered by the Board for awards to non-employee directors and by the compensation committee of the Board for other participants and provides for the issuance of stock options, SARs, restricted common stock, restricted stock units (“RSUs”), performance shares, stock payments, cash payments, dividend awards and other incentives.
The Amended 2014 Plan initially made 8,603,066 shares of Class A common stock available for future award grants. The Amended 2014 Plan also contains an evergreen provision whereby the shares available for future grants are increased on the first day of each calendar year from January 1, 2016 through and including January 1, 2024. As of January 1, 2023, 4,379,140 shares of Class A common stock were available for future grant under the Amended 2014 Plan. Shares or RSUs forfeited, withheld for minimum statutory tax obligations, and unexercised stock option lapses from the Amended 2014 Plan are available for future grant under the Amended 2014 Plan.
The following table presents activity relating to RSUs for the year ended December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	5,229,708	$208.62
RSUs granted	11,435,959	$68.61
RSUs vested	(4,300,535)	$121.58
RSUs forfeited/canceled	(2,194,929)	$151.84
Unvested at December 31, 2022	10,170,203	$100.13
The intrinsic value of RSUs vested was $291 million, $735 million, and $562 million and for the years ended December 31, 2022, 2021 and 2020. The aggregate intrinsic value of RSUs unvested was $334 million as of December 31, 2022. Unrecognized equity-based compensation expense related to RSUs expected to vest over time is $886 million with a weighted-average remaining vesting term of 1.0 year as of December 31, 2022.
Equity-based compensation was classified as follows in the consolidated statements of operations for the years ended December 31:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cost of goods sold	$11	$12	$9
Customer service and merchant fees	33	25	15
Selling, operations, technology, general and administrative	469	307	252
Total equity-based compensation expense	$513	$344	$276
Equity-based compensation costs capitalized as site and software development costs were $43 million, $28 million and $17 million for the years ended December 31, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes
The components of the provision for income taxes, net for the years ended December 31, 2022, 2021 and 2020 are presented below:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Current:
Federal	$—	$—	$—
State	9	(1)	8
Foreign	3	1	2
Deferred:
Federal	—	—	9
State	—	1	1
Foreign	—	—	—
Provision for income taxes, net	$12	$1	$20
The actual provision for income taxes, net differs from the expected provision for income taxes computed at the U.S. Federal statutory tax rate of 21% due to the following:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Provision (benefit) for income taxes at the federal statutory rate	$(277)	$(27)	$43

State income tax expense (benefit), net of federal impact	9	(1)	19
Foreign tax rate differential	28	26	19
Non-deductible equity-based compensation expense	16	9	7
Windfall (shortfall) benefit (expense) from equity-based compensation	41	(70)	(51)
Change in valuation allowance	214	97	(27)
Limitation on officer's compensation	4	6	8
Intangible property basis step-up	—	(43)	—
Other	(23)	4	2
Provision for income taxes, net	$12	$1	$20
The components of (loss) income before income taxes determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
U.S.	$(997)	$171	$400
Foreign	(322)	(301)	(195)
Total	$(1,319)	$(130)	$205

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2022	2021
	(in millions)
Deferred tax assets:
Accounts receivable	$5	$3
Inventories	3	2
Net operating loss carryforwards	702	499
Equity-based compensation expense	19	18
Intangible property	44	51
Accrued payroll	5	31
Accrued expenses and reserves	27	22
Capitalized technology	16	—
Leases	279	269
Other	19	1
Gross deferred tax assets	1,119	896
Less: Valuation allowance	(809)	(568)
Net deferred tax assets	310	328
Deferred tax liabilities:
Prepaid expenses	$(19)	$(8)
Capitalized technology	—	(42)
Property and equipment	(54)	(35)
Operating lease right-of-use asset	(229)	(228)
Convertible debt	—	(8)
481(a) adjustments	(5)	(5)
Other	(3)	(3)
Total deferred tax liabilities	(310)	(329)

Non-current net deferred tax liabilities	$—	$(1)
The valuation allowance increased by $241 million during 2022. The increase in the valuation allowance is the result of Wayfair establishing a valuation allowance related to the current year operating losses, and adjustments to our operating loss carryforwards when we filed our returns.
In determining the need for a valuation allowance, Wayfair has given consideration to the cumulative book income and loss positions of each of its entities as well as its worldwide cumulative income position. Wayfair has assessed, on a jurisdictional basis, the available means of recovering deferred tax assets, including the ability to carry-back net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies and available sources of future taxable income. At December 31, 2022, Wayfair maintained a full valuation allowance against substantially all of the worldwide net deferred tax assets.
As of December 31, 2022, Wayfair had federal net operating loss carryforwards available to offset future federal taxable income of $2.0 billion. In addition, Wayfair had state net operating loss carryforwards available in the amount of $1.8 billion which are available to offset future state taxable income. Of the federal net operating loss carryforwards, $205 million begin to expire in the year ending December 31, 2037 if unused. Federal net operating loss carryforwards of $1.8 billion do not expire. The state net operating loss carryforwards begin to expire in the year ending December 31, 2023. The ability to utilize these federal and state net operating loss carryforwards may be limited in the future if Wayfair experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders

Notes to Consolidated Financial Statements (Continued)

change by more than 50% over a three-year period. Through December 31, 2022, Wayfair has determined that the ability to use tax attributes is not impacted by such a restrictive limitation.
As of December 31, 2022, Wayfair also had foreign net operating loss carryforwards available to offset future foreign income of $1.5 billion. Foreign net operating loss of $39 million will expire in the year ending December 31, 2038. The remaining foreign net operating loss carryforwards do not expire.
As of December 31, 2022, Wayfair has not provided for deferred income taxes on outside basis differences in its foreign subsidiaries of approximately $300 million since these basis differences are deemed to be indefinitely reinvested, or it is within the control of Wayfair to recognize these basis differences on a tax-free basis. Upon realization of the outside basis differences in the form of dividends or otherwise, Wayfair could be subject to income taxes as well as withholding taxes. The amount of taxes attributable to the outside basis differences, if realized, is expected to be immaterial.
Wayfair establishes reserves for uncertain tax positions based on management's assessment of exposures associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. Reserves for uncertain tax positions as of December 31, 2022 and 2021 are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against the net deferred tax assets.
Wayfair's policy is to recognize interest and penalties related to unrecognized tax benefits and penalties as a component of the provision for income taxes, net. Related to the unrecognized tax benefits noted above, Wayfair did not accrue any penalties and interest during 2022, 2021 or 2020 because it is believed that such additional interest and penalties would be insignificant.
Wayfair's tax jurisdictions include the U.S., the UK, Germany, Ireland, Canada, Hong Kong and the British Virgin Islands. The statute of limitations with respect to U.S. federal income taxes has expired for years prior to 2019. The relevant U.S. state statutes vary and years prior to 2016 are generally closed. The statute of limitations for foreign income taxes vary, but have expired for years prior to 2016. However, preceding years remain open to examination by U.S. federal and state and foreign taxing authorities to the extent of future utilization of net operating losses generated in each preceding year.
12. (Loss) Earnings per Share
The following table presents the calculation of basic and diluted (loss) earnings per share:

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share data)
Numerator:
Numerator for basic and diluted (loss) earnings per share - net (loss) income	$(1,331)	$(131)	$185
Denominator:
Denominator for basic (loss) earnings per share - weighted-average number of shares of common stock outstanding	106	104	96
Effect of dilutive securities:
Restricted stock units	—	—	3
Dilutive potential common shares	—	—	3
Denominator for diluted (loss) earnings per share - weighted-average number of shares of common stock outstanding after the effect of dilutive securities	106	104	99
(Loss) earnings per share:
Basic	$(12.54)	$(1.26)	$1.93
Diluted	$(12.54)	$(1.26)	$1.86

Notes to Consolidated Financial Statements (Continued)

The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted (loss) earnings per share were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Unvested restricted stock units	10	5	—
Shares related to convertible debt instruments	25	15	20
Total	35	20	20
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
Wayfair's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net (loss) income before depreciation and amortization, equity-based compensation and related taxes, interest expense, net, other expense, net, provision for income taxes, net, non-recurring items, and other items not indicative of ongoing operating performance. These charges are excluded from the evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.
Wayfair allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative expenses based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, impairment and other related net charges and restructuring charges, as well as interest expense, net, other expense, net, gain on debt extinguishment and provision for income taxes, net. There are no net revenue transactions between Wayfair's reportable segments.
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

Notes to Consolidated Financial Statements (Continued)

The following tables present net revenue and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
U.S. net revenue	$10,464	$11,249	$11,901
International net revenue	1,754	2,459	2,244
Total net revenue	$12,218	$13,708	$14,145

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Adjusted EBITDA:
U.S.	$(98)	$782	$1,042
International	(318)	(168)	(95)
Total reportable segments Adjusted EBITDA	(416)	614	947
Less: reconciling items (1)	(915)	(745)	(762)
Net (loss) income	$(1,331)	$(131)	$185
(1)The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net (loss) income:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Depreciation and amortization	$371	$322	$286
Equity-based compensation and related taxes	527	374	297
Interest expense, net	27	32	146
Other expense, net	4	4	9
Provision for income taxes, net	12	1	20
Other:
Impairment and other related net charges (a)	39	12	—
Restructuring charges (b)	31	—	4
Gain on debt extinguishment (c)	(96)	—	—
Total reconciling items	$915	$745	$762

(a)
In the year ended December 31, 2022, Wayfair recorded $40 million of lease impairment and other related charges related to changes in market conditions around future sublease income for one of the office locations in the U.S. In the fourth quarter of 2022, Wayfair recorded a $9 million recovery related to the termination of the lease. Additionally, Wayfair recorded an impairment charge of $8 million related to construction in progress assets at an International warehouse. In the year ended December 31, 2021, Wayfair recorded $12 million of customer service center impairment and other related charges related to a plan to consolidate customer service centers in identified U.S. locations.

(b)
In the year ended December 31, 2022, Wayfair recorded a $31 million charge to restructuring charges for severance costs associated with the August 2022 workforce reductions. In the year ended December 31, 2020, Wayfair recorded a $4 million charge to restructuring charges for severance costs associated with February 2020 workforce reductions.

(c)
In the year ended December 31, 2022, Wayfair recorded a $96 million gain on debt extinguishment upon repurchase of $375 million aggregate principal amount of the 2024 Notes and $229 million aggregate principal amount of the 2025 Notes.

Notes to Consolidated Financial Statements (Continued)

The following table presents long-lived assets attributable to Wayfair's reportable segments reconciled to the amounts:

	Year Ended December 31,
	2022	2021
	(in millions)
Geographic long-lived assets:
U.S.	$796	$690
International	225	247
Total reportable segment long-lived assets	1,021	937
Plus: reconciling corporate long-lived assets	592	586
Total long-lived assets	$1,613	$1,523
U.S. and International long-lived assets consist of property and equipment, net and operating lease ROU assets. Corporate long-lived assets consist of property and equipment, net and operating lease ROU assets at corporate facilities.
The following table presents total assets attributable to Wayfair's reportable segments reconciled to consolidated amounts:

	Year Ended December 31,
	2022	2021
	(in millions)
Assets by segment:
U.S.	$1,381	$1,234
International	295	315
Total reportable segment assets	1,676	1,549
Plus: reconciling corporate assets	1,904	3,021
Total assets	$3,580	$4,570
U.S. and International segment assets consist primarily of accounts receivable, net, inventories, prepaid expenses and other current assets, property and equipment, net and operating lease ROU assets. Corporate assets include cash and cash equivalents, short-term investments, long-lived assets at corporate facilities, capitalized internal-use software and website development costs and other non-current assets.

14. Subsequent Events
On January 20, 2023, Wayfair announced an update to the Company’s cost efficiency plan, including a workforce reduction involving approximately 1,750 employees. As a result of this workforce reduction, Wayfair expects to incur between approximately $68 million and $78 million of costs, consisting primarily of employee severance and benefit costs, most of which are expected to be incurred in the first quarter of 2023.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2022, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included immediately following Item 9A. Controls and Procedures, in this Annual Report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Wayfair Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Wayfair Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wayfair Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
February 23, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from our proxy statement for our 2023 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2022.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from our proxy statement for our 2023 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our proxy statement for our 2023 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our proxy statement for our 2023 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2022.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our proxy statement for our 2023 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2022.

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
(3)Exhibits:
See the Exhibit Index immediately prior to the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 16. Form 10–K Summary
Not applicable.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
3.1	Restated Certificate of Incorporation of the Company		8-K	001-36666	10/8/2014	3.1
3.2	Amended and Restated Bylaws of Wayfair		8-K	001-36666	10/8/2014	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock of the Company		S-1	333-198171	9/19/2014	4.1
4.2	Indenture, dated as of November 19, 2018, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	11/19/2018	4.1
4.3	Form of 1.125% Convertible Senior Notes due 2024 (included in Exhibit 4.2)
4.4	Indenture, dated as of August 19, 2019, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	8/19/2019	4.1
4.5	Form of 1.00% Convertible Senior Notes due 2026 (included in Exhibit 4.4)
4.6	Form of Indenture by and between Wayfair Inc., Wayfair LLC, as Guarantor, and U.S. Bank National Association, as trustee		8-K	001-36666	4/8/2020	4.1
4.7	Form of 2.50% Accreting Convertible Senior Notes due 2025 (included in Exhibit 4.6)
4.8	Indenture, dated as of August 14, 2020, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	8/17/2020	4.1
4.9	Form of 0.625% Convertible Senior Notes due 2025 (included in Exhibit 4.8)
4.10	Indenture, dated as of September 13, 2022, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	9/14/2022	4.1
4.11	Form of 3.25% Convertible Senior Notes due 2027 (included in Exhibit 4.10)
4.12	Description of Wayfair Securities		10-K	001-36666	2/25/2021	4.12
10.1+	2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.3
10.2+	Amendment No. 1 to 2014 Incentive Award Plan (included in Annex B)		DEF14A	001-36666	08/29/22
10.3+	Form of Option Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.4
10.4+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.5
10.5+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2018)		10-K	001-3666	2/25/2019	10.6
10.6+	Form of Restricted Stock Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.6
10.7+	Form of Indemnification and Advancement Agreement for Directors and Executive Officers		8-K	001-36666	1/8/2018	10.1
10.8+	Form of Amended and Restated Letter Agreement, dated May 6, 2014 between the Company and each of Niraj Shah and Steven Conine		S-1	333-198171	8/15/2014	10.11

10.9	Credit Agreement, dated March 24, 2021 among Wayfair Inc., Wayfair LLC, the lending institutions from time to time parties thereto and Citibank, N.A., in its capacity as administrative agent, collateral agent, swingline lender and a letter of credit issuer	8-K	001-36666	3/26/2021	10.1
10.10	Amendment No. 1 to the Credit Agreement, dated October 11, 2021, among Wayfair Inc., Wayfair LLC and Citibank, N.A. as the Administrative Agent	10-K	001-36666	2/24/2022	10.12
10.11	2020 Incremental Commitment Joinder Agreement and Consent to Waiver, dated October 30, 2020, among Silicon Valley Bank, as an Incremental Lender, the other Lenders party thereto, Wayfair LLC, Wayfair Inc. and Citibank, N.A., as Administrative Agent.	10-Q	001-36666	11/3/2020	10.15
10.12	Letter Agreement, dated November 14, 2018, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.2
10.13	Letter Agreement, dated November 14, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.3
10.14	Letter Agreement, dated November 14, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.4
10.15	Amended and Restated Letter Agreement, dated November 15, 2018, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.5
10.16	Amended and Restated Letter Agreement, dated November 15, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.6
10.17	Amended and Restated Letter Agreement, dated November 15, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.7
10.18	Amended and Restated Letter Agreement, dated November 15, 2018, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.8
10.19	Amended and Restated Letter Agreement, dated November 15, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.9
10.20	Amended and Restated Letter Agreement, dated November 15, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.10
10.21	Letter Agreement, dated November 27, 2018, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the 2018 Additional Capped Call Transaction	8-K	001-36666	11/29/2018	10.1
10.22	Letter Agreement, dated November 27, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2018 Additional Capped Call Transaction	8-K	001-36666	11/29/2018	10.2

10.23	Letter Agreement, dated November 27, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2018 Additional Capped Call Transactions	8-K	001-36666	11/29/2018	10.3
10.24	Letter Agreement, dated August 14, 2019, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.2
10.25	Letter Agreement, dated August 14, 2019, between Citibank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.3
10.26	Letter Agreement, dated August 14, 2019, between JPMorgan Chase Bank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.4
10.27	Letter Agreement, dated August 16, 2019, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.5
10.28	Letter Agreement, dated August 16, 2019, between Citibank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.6
10.29	Letter Agreement, dated August 16, 2019, between JPMorgan Chase Bank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.7
10.30	Form of Registration Rights Agreement by and between Wayfair Inc. and GHEP VII Aggregator, L.P., CBEP Investments, LLC and The Spruce House Partnership LLC	8-K	001-36666	4/8/2020	10.2
10.31	Letter Agreement, dated August 11, 2020, between Barclays PLC and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.2
10.32	Letter Agreement, dated August 11, 2020, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.3
10.33	Letter Agreement, dated August 11, 2020, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.4
10.34	Letter Agreement, dated August 11, 2020, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.5
10.35	Letter Agreement, dated August 11, 2020, between Nomura Global Financial Products Inc. and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.6
10.36	Letter Agreement, dated August 11, 2020, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.7
10.37	Letter Agreement, dated August 12, 2020, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.8
10.38	Letter Agreement, dated August 12, 2020, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.9
10.39	Letter Agreement, dated August 12, 2020, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.10
10.40	Letter Agreement, dated August 12, 2020, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.11

10.41	Letter Agreement, dated August 12, 2020, between Nomura Global Financial Products Inc. and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	8/17/2020	10.12
10.42	Letter Agreement, dated August 12, 2020, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction		8-K	001-36666	8/17/2020	10.13
10.43	Letter Agreement, dated September 8, 2022, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	9/14/2022	10.2
10.44	Letter Agreement, dated September 8, 2022, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	9/14/2022	10.3
10.45	Letter Agreement, dated September 8, 2022, between Barclays Bank PLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	9/14/2022	10.4
10.46	Letter Agreement, dated September 8, 2022, between BNP Paribas and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	9/14/2022	10.5
10.47	Letter Agreement, dated September 8, 2022, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	9/14/2022	10.6
10.48	Letter Agreement, dated September 9, 2022, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	9/14/2022	10.7
10.49	Letter Agreement, dated September 9, 2022, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	9/14/2022	10.8
10.50	Letter Agreement, dated September 9, 2022, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	9/14/2022	10.9
10.51	Letter Agreement, dated September 9, 2022, between BNP Paribas and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	9/14/2022	10.10
10.52	Letter Agreement, dated September 9, 2022, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	9/14/2022	10.11
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema Linkbase Document	X

101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X
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
Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NIRAJ SHAH	Chief Executive Officer and President, Co-Founder and Director (Principal Executive Officer)	February 23, 2023
Niraj Shah

/s/ KATE GULLIVER	Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	February 23, 2023
Kate Gulliver

/s/ STEVEN CONINE	Co-Founder and Director	February 23, 2023
Steven Conine

/s/ JEFFREY NAYLOR	Director	February 23, 2023
Jeffrey Naylor

/s/ MICHAEL CHOE	Director	February 23, 2023
Michael Choe

/s/ ANDREA JUNG	Director	February 23, 2023
Andrea Jung

/s/ MICHAEL KUMIN	Director	February 23, 2023
Michael Kumin

/s/ JEREMY KING	Director	February 23, 2023
Jeremy King

/s/ ANKE SCHÄFERKORDT	Director	February 23, 2023
Anke Schäferkordt

/s/ MICHAEL E. SNEED	Director	February 23, 2023
Michael E. Sneed