Form 10-Q
period 2023-03-31
Wayfair Inc.
filed 2023-05-04
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at April 27, 2023
Class A Common Stock, $0.001 par value per share	86,600,065
Class B Common Stock, $0.001 par value per share	25,691,352

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WAYFAIR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$970	$1,050
Short-term investments	78	228
Accounts receivable, net	181	272
Inventories	83	90
Prepaid expenses and other current assets	295	293
Total current assets	1,607	1,933
Operating lease right-of-use assets	809	839
Property and equipment, net	762	774
Other non-current assets	34	34
Total assets	$3,212	$3,580
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,058	$1,204
Other current liabilities	851	868
Total current liabilities	1,909	2,072
Long-term debt	3,138	3,137
Operating lease liabilities, net of current	867	893
Other non-current liabilities	43	28
Total liabilities	5,957	6,130
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at March 31, 2023 and December 31, 2022	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 85,546,393 and 82,903,862 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 25,691,352 and 25,691,397 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	894	737
Accumulated deficit	(3,635)	(3,280)
Accumulated other comprehensive loss	(4)	(7)
Total stockholders' deficit	(2,745)	(2,550)
Total liabilities and stockholders' deficit	$3,212	$3,580
See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions, except per share data)
Net revenue	$2,774	$2,993
Cost of goods sold	1,953	2,190
Gross profit	821	803
Operating expenses:
Customer service and merchant fees	139	151
Advertising	327	336
Selling, operations, technology, general and administrative	624	626
Impairment and other related net charges	13	—
Restructuring charges	65	—
Total operating expenses	1,168	1,113
Loss from operations	(347)	(310)
Interest expense, net	(5)	(8)
Other expense, net	(1)	—
Loss before income taxes	(353)	(318)
Provision for income taxes, net	2	1
Net loss	$(355)	$(319)
Loss per share:
Basic	$(3.22)	$(3.04)
Diluted	$(3.22)	$(3.04)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	110	105
Diluted	110	105

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions)
Net loss	$(355)	$(319)
Other comprehensive loss:
Foreign currency translation adjustments	2	(1)
Net unrealized gain (loss) on available-for-sale investments	1	(2)
Comprehensive loss	$(352)	$(322)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit

		(in millions)
Balance at December 31, 2021	105	$—	$337	$(1,949)	$(7)	$(1,619)
Net loss	—	—	—	(319)	—	(319)
Other comprehensive loss	—	—	—	—	(3)	(3)
Issuance of common stock upon vesting of RSUs	1	—	—	—	—	—
Equity-based compensation	—	—	112	—	—	112
Repurchase of common stock	(1)	—	(75)	—	—	(75)
Balance at March 31, 2022	105	$—	$374	$(2,268)	$(10)	$(1,904)

Balance at December 31, 2022	109	$—	$737	$(3,280)	$(7)	$(2,550)
Net loss	—	—	—	(355)	—	(355)
Other comprehensive income	—	—	—	—	3	3
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation	—	—	157	—	—	157
Balance at March 31, 2023	111	$—	$894	$(3,635)	$(4)	$(2,745)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

	(in millions)
Cash flows for operating activities:
Net loss	$(355)	$(319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104	85
Equity-based compensation expense	144	104
Amortization of discount and issuance costs on convertible notes	1	2
Impairment and other related net charges	13	—
Other non-cash adjustments	—	4
Changes in operating assets and liabilities:
Accounts receivable, net	91	(45)
Inventories	8	(11)
Prepaid expenses and other current assets	19	(20)
Accounts payable and other current liabilities	(171)	(26)
Other liabilities	(1)	—
Net cash used in operating activities	(147)	(226)

Cash flows from (for) investing activities:
Purchase of short- and long-term investments	—	(226)
Sale and maturities of short- and long-term investments	151	130
Purchase of property and equipment	(34)	(40)
Site and software development costs	(53)	(65)
Net cash provided by (used in) investing activities	64	(201)

Cash flows for financing activities:
Repurchase of common stock	—	(75)
Net cash used in financing activities	—	(75)
Effect of exchange rate changes on cash and cash equivalents	3	(4)
Net decrease in cash and cash equivalents	(80)	(506)

Cash and cash equivalents:
Beginning of period	$1,050	$1,706
End of period	$970	$1,200

Supplemental Cash Flow Information:
Cash paid for interest on long-term debt	$20	$9
Purchase of property and equipment included in accounts payable and other liabilities	$12	$39

See notes to unaudited condensed consolidated financial statements.

Wayfair Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are those of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, “Wayfair,” “the company," or similar terms refer to Wayfair Inc. and its subsidiaries. In the company’s opinion, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2022. Furthermore, interim results are not necessarily indicative of the results for the full year ended December 31, 2023 or future periods.
The Company has identified the significant accounting policies that are critical to understanding its business and results of operations. Wayfair believes that there have been no significant changes during the three months ended March 31, 2023 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the company’s Annual Report on Form 10-K for the year ended December 31, 2022.
2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of March 31, 2023, accounts receivable was $181 million, net of allowance for credit losses of $35 million. As of December 31, 2022, accounts receivable was $272 million, net of allowance for credit losses of $24 million. The changes in the allowance for credit losses were not material for the three months ended March 31, 2023. Management believes credit risk is mitigated since approximately 99% of the net revenue recognized for the three months ended March 31, 2023 was collected in advance of recognition.
Contract Liabilities
Contractual liabilities included in other current liabilities was $236 million at March 31, 2023 and $224 million at December 31, 2022. During the three months ended March 31, 2023, Wayfair recognized $135 million of net revenue that was included within other current liabilities as of December 31, 2022.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 10, Segment and Geographic Information, for additional detail.
Impairment and Other Related Net Charges
During the three months ended March 31, 2023, Wayfair recorded charges of $5 million related to consolidation of certain customer service centers in identified U.S. locations and $8 million related to construction in progress assets at identified U.S. locations. These charges are recorded within impairment and other related net charges on the condensed consolidated statements of operations.
Restructuring Charges
On January 20, 2023, Wayfair announced an update to the Company’s cost efficiency plan, including a workforce reduction involving approximately 1,750 employees. As a result of this workforce reduction, during the three months ended March 31, 2023, Wayfair incurred $65 million of charges recorded within restructuring charges on the condensed consolidated statements of operations. Wayfair does not expect to incur any further material charges related to this workforce reduction. The charges consist primarily of one-time employee severance and benefit costs. As of March 31, 2023, $11 million is accrued within other current liabilities for employee severance benefits which are expected to be paid in the second quarter of 2023.

3. Cash and Cash Equivalents, Investments and Fair Value Measurements
Investments
As of March 31, 2023 and December 31, 2022, all of Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the three months ended March 31, 2023 and 2022, Wayfair did not have any realized gains or losses.
During the three months ended March 31, 2023 and 2022, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. Further, as of March 31, 2023 and December 31, 2022, Wayfair did not record an allowance for credit losses related to its available-for-sale debt securities.
The following tables present details of Wayfair’s investment securities:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$78	$—	$—	$78
Total	$78	$—	$—	$78

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$229	$—	$(1)	$228
Total	$229	$—	$(1)	$228
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

The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$762	$—	$—	$762
Cash equivalents	208	—	—	208
Total cash and cash equivalents	970	—	—	970
Short-term investments:
Investment securities	—	78	—	78
Total	$970	$78	$—	$1,048

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$430	$—	$—	$430
Cash equivalents	620	—	—	620
Total cash and cash equivalents	1,050	—	—	1,050
Short-term investments:
Investment securities	—	228	—	228
Total	$1,050	$228	$—	$1,278

4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing:

	March 31, 2023			December 31, 2022
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

	(in millions)
Revolving Credit Facility			$—			$—
2024 Notes	$200	$(1)	199	$200	$(1)	199
2025 Notes	1,289	(8)	1,281	1,289	(8)	1,281
2026 Notes	949	(7)	942	949	(7)	942
2027 Notes	690	(11)	679	690	(12)	678
2025 Accreting Notes	37	—	37	37	—	37
Total Debt			$3,138			$3,137
Short-term debt			—			—
Long-term debt			$3,138			$3,137

Revolving Credit Facility
Wayfair has a five-year senior secured revolving credit facility (the “Revolver”), which matures on March 24, 2026, and provides for non-amortizing revolving loans in an aggregate amount of $600 million. Under the Revolver, Wayfair may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had approximately $77 million in outstanding letters of credit as of March 31, 2023, primarily as security for lease agreements. As of March 31, 2023, there were no revolving loans outstanding under the Revolver.
Convertible Non-Accreting Notes
The following table summarizes certain terms related to the company’s current outstanding non-accreting convertible notes (collectively, the “Non-Accreting Notes” and together with the 2025 Accreting Notes, the “Notes”):

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
•during the five-business day period after any ten consecutive trading day period (the “measurement period") in which the trading price (as defined in the applicable indenture) per $1,000 principal amount of the notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Wayfair’s Class A common stock and the conversion rate on each such trading day;

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
Because the conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes were not triggered during the calendar quarter ended March 31, 2023, the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes are not convertible during the calendar quarter ended June 30, 2023.
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
Upon the occurrence of a fundamental change (as defined in the applicable indenture), holders of the Notes may require Wayfair to repurchase all or a portion of the Notes for cash at a price equal to 100% of the principal amount (or accreted principal amount) of the Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the fundamental change repurchase date (such interest to be included in the accreted principal amount for the 2025 Accreting Notes). Holders of the Non-Accreting Notes who convert their respective notes in connection with a make-whole fundamental change or a notice of redemption (each as defined in the applicable indenture) may be entitled to a premium in the form of an increase in the conversion rate of the respective notes. Holders of the 2025 Accreting Notes who convert in connection with a make-whole fundamental change (as defined in the applicable indenture) may be entitled to a premium in the form of an increase in the conversion rate.
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
Conversions of Notes
During the three months ended March 31, 2023, there were no conversions of the Notes.
Interest Expense
During the three months ended March 31, 2023, Wayfair recognized contractual interest expense and debt discount amortization of $11 million and $1 million, respectively, and during the three months ended March 31, 2022, contractual interest expense and debt discount amortization of $6 million and $2 million, respectively.
Fair Value of Notes
As of March 31, 2023, the estimated fair value of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2025 Accreting Notes was $173 million, $937 million, $627 million, $591 million and $18 million, respectively. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs including volatility and credit spread. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Cash and Cash Equivalents, Investments and Fair Value Measurements. The if-converted value of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2025 Accreting Notes did not exceed the principal value as of March 31, 2023.
Capped Calls
The 2024 Capped Calls, 2025 Capped Calls, 2026 Capped Calls and 2027 Capped Calls (collectively, the “Capped Calls”) are expected generally to reduce the potential dilution and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Non-Accreting Notes upon conversion of the Non-Accreting Notes if the market price per share of Wayfair’s Class A common stock is greater than the strike price of the applicable Capped Call (which corresponds to the initial conversion price of the applicable Non-Accreting Notes and is subject to certain adjustments under the terms of the applicable Capped Call), with such reduction and/or offset subject to a cap based on the cap price of the applicable Capped Calls (the “Initial Cap Price”). The Capped Calls can, at Wayfair’s option, remain outstanding until their maturity date, even if all or a portion of the Non-Accreting Notes are converted, repurchased or redeemed prior to such date.
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
5. Commitments and Contingencies
Legal Matters
From time to time, Wayfair is involved in claims that arise during the ordinary course of business. The company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Although litigation is inherently unpredictable and claims cannot be predicted with certainty, Wayfair does not currently believe that the outcome of any legal matters will have a material adverse effect on Wayfair's results of operation or financial condition. Regardless of the outcome, litigation can be costly and time consuming, as it can divert management's attention from important business matters and initiatives, negatively impacting Wayfair's overall operations. In addition, Wayfair may also find itself at greater risk to outside party claims as it increases its operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear.
6. Stockholders’ Deficit
Common Stock
Since Wayfair's initial public offering through March 31, 2023, 56,347,062 shares of Class B common stock were converted to the same number of shares of Class A common stock.
Stock Repurchase Programs
During the three months ended March 31, 2023, Wayfair did not repurchase any shares of Class A Common stock under its stock repurchase programs. During the three months ended March 31, 2022, Wayfair repurchased 548,173 shares of Class A Common stock for $75 million.

7. Equity-Based Compensation
On April 25, 2023 (the “2023 Plan Effective Date”), Wayfair’s stockholders approved the 2023 Incentive Award Plan (the “2023 Plan”) to replace Wayfair’s 2014 Incentive Award Plan, as amended (the “2014 Plan” and, together with the 2023 Plan, the “Incentive Plans”). The Incentive Plans were adopted by the board of directors (the “Board’) to grant cash and equity incentive awards to eligible participants in order to attract, motivate and retain talent. The Incentive Plans are administered by the Board for awards to non-employee directors and by the compensation committee of the Board for other participants and provide for the issuance of equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards and stock payments.
Under the 2014 Plan, 8,603,066 shares of Class A common stock initially were available for future award grants. The 2014 Plan also contained an evergreen provision whereby the shares available for future grants were increased on the first day of each calendar year. In October 2022, Wayfair’s stockholders amended the 2014 Plan to increase the aggregate number of shares of Class A common stock authorized for issuance under the 2014 Plan by 5,000,000 shares. As of March 31, 2023, 5,378,097 shares of Class A common stock remained available for future grant under the 2014 Plan.
Under the 2023 Plan, the number of Class A common stock reserved for future award grants is the sum of (i) 15,000,000 shares of Class A common stock, (ii) any shares of Class A common stock which remained available for grant under the 2014 Plan as of the 2023 Plan Effective Date and (iii) any shares of Class A common stock subject to 2014 Plan awards that become available for issuance under the 2023 Plan pursuant to its terms after the 2023 Plan Effective Date.
The following table presents activity relating to RSUs for the three months ended March 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	10,170,203	$100.05
RSUs granted	245,425	$41.63
RSUs vested	(2,650,815)	$64.42
RSUs forfeited/canceled	(1,244,382)	$105.61
Unvested at March 31, 2023	6,520,431	$111.24
The intrinsic value of RSUs that vested during the three months ended March 31, 2023 and 2022 was $117 million and $106 million, respectively. As of March 31, 2023, the aggregate intrinsic value of unvested RSUs was $224 million.
As of March 31, 2023, unrecognized equity-based compensation expense related to RSUs expected to vest over time is $608 million with a weighted-average remaining vesting term of 1.1 years.
Equity-based compensation was classified as follows in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Cost of goods sold	$3	$3
Customer service and merchant fees	8	7
Selling, operations, technology, general and administrative	133	94
Total equity-based compensation expense	$144	$104
Equity-based compensation costs capitalized as site and software development costs were $13 million and $8 million for the three months ended March 31, 2023 and 2022, respectively.

8. Income Taxes
The provision for income taxes, net recorded during the three months ended March 31, 2023 is primarily related to income tax benefits for tax losses earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, as well as related changes in increases in the company’s valuation allowance on deferred tax assets, as well as some U.S. state minimum and foreign taxes. Wayfair had no material unrecognized tax benefits as of March 31, 2023 and December 31, 2022.
9. Loss per Share
The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
	2023	2022

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(355)	$(319)
Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	110	105
Loss per share
Basic	$(3.22)	$(3.04)
Diluted	$(3.22)	$(3.04)
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted loss per share were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Unvested restricted stock units	7	5
Shares related to convertible debt instruments	23	15
Total	30	20
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
Wayfair's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net income or loss before depreciation and amortization, equity-based compensation and related taxes, interest income or expense, net, other income or expense, net, provision or benefit for income taxes, net, non-recurring items, and other items not indicative of ongoing operating performance. These charges are excluded from the evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance.

Wayfair allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative expenses based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, impairment and other related net charges and restructuring charges, as well as interest income or expense, net, other income or expense, net, gain or loss on debt extinguishment and provision or benefit for income taxes, net. There are no net revenue transactions between Wayfair's reportable segments.
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
The following tables present net revenue and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in millions)
U.S. net revenue	$2,415	$2,542
International net revenue	359	451
Total net revenue	$2,774	$2,993

	Three Months Ended March 31,
	2023	2022

	(in millions)
Adjusted EBITDA:
U.S.	$29	$(30)
International	(43)	(83)
Total reportable segments Adjusted EBITDA	(14)	(113)
Less: reconciling items (1)	(341)	(206)
Net loss	$(355)	$(319)

(1)The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Depreciation and amortization	$104	$85
Equity-based compensation and related taxes	151	112
Interest expense, net	5	8
Other expense, net	1	—
Provision for income taxes, net	2	1
Other:
Impairment and other related net charges (a)	13	—
Restructuring charges (b)	65	—
Total reconciling items	$341	$206

(a)
During the three months ended March 31, 2023, Wayfair recorded charges of $5 million related to consolidation of certain customer service centers in identified U.S. locations and $8 million related to construction in progress assets at identified U.S. locations.

(b)
During the three months ended March 31, 2023, Wayfair incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with January 2023 workforce reductions.

See “Non-GAAP Financial Measures” in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for more information regarding our use of Adjusted EBITDA.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, including our financial outlook and profitability goals, the financial impact and expected savings of our recent reduction in workforce, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, including our international expansion and omni-channel strategy, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments and the impact of macroeconomic events, including the COVID-19 pandemic, interest rates and rising inflation, and our response to such events, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.
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

Factors that could cause or contribute to differences in our future results include, without limitation, the following:
•adverse macroeconomic conditions, including inflation, slower growth or the potential for recession, and other conditions affecting the retail environment for products we sell, and other matters that influence consumer spending and preferences;
•the ongoing impacts of the COVID-19 pandemic, including disruptions to the global supply chain, including many of our suppliers, logistics providers and other partners;
•our ability to manage our growth and the impacts of our internal restructuring and workforce reduction;
•our ability to acquire and retain customers in a cost-effective manner;
•our ability to increase our net revenue per active customer;
•our ability to build and maintain strong brands;
•our ability to manage our growth and expansion initiatives;
•our ability to expand our business and compete successfully;
•disruptions, capacity constraints or inefficiencies in our information systems network, or any potential cybersecurity incident;
•world events, natural disasters, public health emergencies, including the COVID-19 pandemic, civil disturbances and terrorist attacks; and
•developments in, and the outcome of, legal and regulatory proceedings and investigations to which we are a party or are subject, and the liabilities, obligations and expenses, if any, that we may incur in connection therewith.
A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results include the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022. We qualify all of our forward-looking statements by these cautionary statements.
All dollar and percentage comparisons made herein refer to the quarter ended March 31, 2023, compared with the quarter ended March 31, 2022, unless otherwise noted.
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
In the first quarter of 2023, our business generated lower sales volumes compared to the first quarter of 2022. As of March 31, 2023, we had 21.7 million active customers, and 79.1% of first quarter 2023 orders came from repeat buyers. Macroeconomic weakness contributed to lower order volume and we continued our cost efficiency efforts to reduce spending on labor and non-labor operational costs, including through our workforce reduction in January. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.
Global Considerations
We are continuing to closely monitor macroeconomic impacts, including, but not limited to, rising and fluctuating interest rates, inflation and the continued effects of the ongoing COVID-19 pandemic, on our business, results of operations and financial results. These developments have and may continue to negatively impact global economic activity and consumer behavior, which have and may continue to adversely affect our business and our results of operations. As our customers react to these global economic conditions, we may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.
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
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Key Financial and Operating Metrics
We measure our business using the key financial statement and operating metrics that are reflected in the below table. See “Non-GAAP Financial Measures” below for more information regarding our use of Adjusted EBITDA, Free Cash Flow and Adjusted Diluted Earnings or Loss per share and a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measure.
Our Free Cash Flow and Adjusted Diluted Earnings or Loss per share are measured on a consolidated basis, while our Adjusted EBITDA is measured on a consolidated and reportable segment basis. All other key financial and operating metrics are derived and reported from our consolidated net revenue.
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three Months Ended March 31,
	2023	2022

	(in millions, except LTM net revenue per active customer, average order value and per share data)
Key Financial Statement Metrics:
Net revenue	$2,774	$2,993
Gross profit	$821	$803
Loss from operations	$(347)	$(310)
Net loss	$(355)	$(319)
Loss per share:
Basic	$(3.22)	$(3.04)
Diluted	$(3.22)	$(3.04)
Net cash used in operating activities	$(147)	$(226)
Key Operating Metrics:
Active customers (1)	22	25
LTM net revenue per active customer (2)	$552	$520
Orders delivered (3)	10	10
Average order value (4)	$287	$287
Non-GAAP Financial Measures:
Adjusted EBITDA	$(14)	$(113)
Free Cash Flow	$(234)	$(331)
Adjusted Diluted Loss per share	$(1.13)	$(1.96)
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
(2) Last twelve months (“LTM”) net revenue per active customer represents our total net revenue in the last twelve months divided by our total number of active customers for the same preceding twelve-month period. We view LTM net revenue per active customer as a key indicator of our customers’ purchasing patterns, including their initial and repeat purchase behavior.
(3) Orders delivered represent the total orders delivered in any period, inclusive of orders that may eventually be returned. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available, and as such we estimate delivery dates based on historical data. We recognize net revenue when an order is delivered, and therefore orders delivered, together with average order value, is an indicator of the net revenue we expect to recognize in a given period. We view orders delivered as a key indicator of our growth.
(4) We define average order value as total net revenue in a given period divided by the orders delivered in that period. We view average order value as a key indicator of the mix of products on our sites, the mix of offers and promotions and the purchasing behavior of our customers.

Results of Consolidated Operations
Comparison of the three months ended March 31, 2023 and 2022
Net revenue
During the three months ended March 31, 2023, net revenue decreased by $219 million, or 7.3%, compared to the same period in 2022, which reflects recent macroeconomic pressures felt by consumers. The decrease in net revenue was driven by decreased orders delivered and order frequency, with LTM orders per active customer decreasing by 3.2% during the three months ended March 31, 2023 compared to the same period in 2022. LTM net revenue per active customer increased 6.2% during the three months ended March 31, 2023, compared to the same period in 2022, driven by higher average order value due, in part, to inflationary pressures in the supply chain.
During the three months ended March 31, 2023, our United States (“U.S.”) net revenue decreased by 5.0% and International net revenue decreased by 20.4% compared to the same period in 2022. During the three months ended March 31, 2023, International Net Revenue Constant Currency Growth was (14.4)% (see “Non-GAAP Financial Measures” below).

	Three Months Ended March 31,
	2023	2022	% Change

	(in millions)
U.S. net revenue	$2,415	$2,542	(5.0)%
International net revenue	359	451	(20.4)%
Net revenue	$2,774	$2,993	(7.3)%
For more information on our segments, see Note 10 Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. During the three months ended March 31, 2023, cost of goods sold decreased by $237 million, or 10.8%, as compared to the same period in 2022. The decrease in cost of goods sold is primarily driven by a decrease in the number of orders delivered.
The decrease in cost of goods sold as a percentage of net revenue is due to mix shifts, operational efficiencies and decreased logistics costs relative to the same period in 2022.

	Three Months Ended March 31,
	2023	2022	% Change

	(in millions)
Cost of goods sold	$1,953	$2,190	(10.8)%
As a percentage of net revenue	70.4%	73.2%

Operating expenses
Operating expenses consist of customer service and merchant fees, advertising, selling, operations, technology, general and administrative expenses, impairment and other related net charges and restructuring charges. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Three Months Ended March 31,
	2023	2022	% Change

	(in millions)
Customer service and merchant fees (2)	$139	$151	(7.9)%
Advertising	327	336	(2.7)%
Selling, operations, technology, general and administrative (2)	624	626	(0.3)%
Impairment and other related net charges	13	—	n.m. (1)
Restructuring charges	65	—	n.m. (1)
Total operating expenses	$1,168	$1,113	4.9%
As a percentage of net revenue:
Customer service and merchant fees (2)	5.0%	5.0%
Advertising	11.8%	11.2%
Selling, operations, technology, general and administrative (2)	22.5%	20.9%
Impairment and other related net charges	0.5%	—%
Restructuring charges	2.3%	—%
	42.1%	37.1%
(1) Not meaningful (n.m.) period-over-period comparison
(2) Includes equity-based compensation and related taxes as follows:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Customer service and merchant fees	$8	$8
Selling, operations, technology, general and administrative	$140	$101
During the three months ended March 31, 2023, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative increased by $39 million, or 35.8% compared to the same period in 2022, driven by increased vested restricted stock units in 2023 compared to the same period in 2022.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three Months Ended March 31,
	2023	2022

Customer service and merchant fees	4.7%	4.8%
Selling, operations, technology, general and administrative	17.4%	17.5%
Customer Service and Merchant Fees
During the three months ended March 31, 2023, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees decreased by $12 million, or 8.4%, compared to the same period in 2022. The decrease in customer service and merchant fees is due to the decrease in net revenue in 2023 compared to the same period in 2022.

As a percentage of net revenue, total customer service and merchant fees remained constant at 5.0% for the three months ended March 31, 2023 and 2022.
Advertising
During the three months ended March 31, 2023, our advertising expenses decreased by $9 million, or 2.7%, as compared to the same period in 2022. The decrease reflects our response to changing market conditions as we sought to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses increased to 11.8% for the three months ended March 31, 2023 compared to 11.2% in the same period in 2022 due, in part, to changes in advertising channel mix as well as lower direct traffic.
Selling, operations, technology, general and administrative
During the three months ended March 31, 2023, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $41 million, or 7.8% as compared to the same period in 2022. The decrease is primarily due to lower personnel costs, partially offset by increases in information technology costs and depreciation and amortization.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses increased to 22.5% for the three months ended March 31, 2023 compared to 20.9% in the same period in 2022, primarily due to the decrease in net revenue.
Impairment and other related net charges
During the three months ended March 31, 2023, we recorded charges of $5 million related to consolidation of certain customer service centers in identified U.S. locations and $8 million related to construction in progress assets at identified U.S. locations.
Restructuring charges
On January 20, 2023, we announced an update to our cost efficiency plan, including a workforce reduction involving approximately 1,750 employees. As a result of this workforce reduction, during the three months ended March 31, 2023, we incurred $65 million of charges, consisting primarily of one-time employee severance and benefit costs.
Interest expense, net
During the three months ended March 31, 2023, our interest expense, net decreased by $3 million, or 37.5% compared to the same period in 2022, primarily due to by higher interest income.

	Three Months Ended March 31,
	2023	2022	% Change

	(in millions)
Interest expense, net	$(5)	$(8)	(37.5)%
Other expense, net
During the three months ended March 31, 2023, other expense, net increased by $1 million compared to the same period in 2022. Included in our other expense, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Three Months Ended March 31,
	2023	2022	% Change

	(in millions)
Other expense, net	$(1)	$—	n.m. (1)
(1) Not meaningful (n.m.) period-over-period comparison

Provision for income taxes, net
During the three months ended March 31, 2023, our provision for income taxes, net increased by $1 million or 100.0% compared to the same period in 2022, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes. Refer to Note 8, Income Taxes, included in Part I, Item 1, Financial Statements in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2023	2022	% Change

	(in millions)
Provision for income taxes, net	$2	$1	100.0%
Liquidity and Capital Resources
Sources of Liquidity
At March 31, 2023, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.0 billion. Additionally, we have a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). As of March 31, 2023, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for approximately $77 million as of March 31, 2023, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity for the periods presented:

	March 31,	December 31,
	2023	2022

	(in millions)
Cash and cash equivalents	$970	$1,050
Short-term investments	78	228
Total liquidity	$1,048	$1,278
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
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, macroeconomic events have caused disruption in the capital markets, including increased inflation and interest rates, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets.

Credit Agreement and Convertible Debt
As of March 31, 2023, we had $3.2 billion principal amount of indebtedness outstanding.
Under the terms of our Revolver, we may use proceeds to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
The conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes (collectively, the “Non-Accreting Notes” and together with the 2025 Accreting Notes, the “Notes”) were not triggered during the first quarter of 2023, and therefore the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes are not convertible in the second quarter of 2023 pursuant to the applicable last reported sales price conditions. The 2025 Accreting Notes are convertible at any time prior to the close of business on the second business day immediately preceding the maturity date. During the period ended March 31, 2023, there were no conversions of the Notes.
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
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the credit agreement governing the Revolver) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and convertible notes, see Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and Note 6, Debt ond Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, we were in compliance with all the terms and conditions of our debt agreements.
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
The Repurchase Programs do not obligate us to purchase any shares of Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of March 31, 2023, we have repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.

Trends and Historical Cash Flows

	Three Months Ended March 31,
	2023	2022

	(in millions)
Net loss	$(355)	$(319)
Net cash used in operating activities	$(147)	$(226)
Net cash provided by (used in) investing activities	$64	$(201)
Net cash used in financing activities	$—	$(75)
Operating Activities
Cash flows in connection with operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, equity-based compensation and certain other non-cash expenses, as well as the effect of changes in working capital and other activities. Operating cash flows can be volatile and are sensitive to many factors, including changes in working capital and our net loss.
Cash flows used in operating activities decreased by $79 million during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to the decrease in net loss adjusted for non-cash items of $31 million and a decrease of $48 million for cash used in operating assets and liabilities.
Investing Activities
Cash flows provided by investing activities increased by $265 million during the three months ended March 31, 2023 compared to the same period in 2022 primarily due to the decrease in purchases of short- and long-term investments of $226 million, an increase in sales and maturities of short- and long-term investments of $21 million and a net decrease of cash used in purchases property and equipment and site and software development costs of $18 million.
Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 3.1% of net revenue for the three months ended March 31, 2023 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments in our proprietary technology and operational platform.
Financing Activities
Cash flows used in financing activities decreased by $75 million during the three months ended March 31, 2023 compared to the same period in 2022, due to $75 million of repurchases of our Class A common stock during the three months ended March 31, 2022.
Contractual Obligations
During the first quarter of 2023, Wayfair entered into contractual obligations of $124 million for certain enforceable and legally binding software license and freight commitments. Other than the foregoing additional obligations, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2022.
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we have disclosed in this Quarterly Report on Form 10-Q the following non-GAAP financial measures: Adjusted EBITDA, Free Cash Flow, Adjusted Diluted Earnings or Loss per Share and Net Revenue Constant Currency Growth.
Adjusted EBITDA
We calculate Adjusted EBITDA as net income or loss before depreciation and amortization, equity-based compensation and related taxes, interest income or expense, net, other income or expense, net, provision or benefit for income taxes, net, non-recurring items and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net income or loss, the most directly comparable GAAP financial measure.

We disclose Adjusted EBITDA because it is a key measure used by our management and the Board to evaluate our operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital. In particular, we believe the exclusion of certain expenses in calculating Adjusted EBITDA facilitates operating performance comparisons on a period-to-period basis as these costs may vary independent of business performance. For instance, we exclude the impact of equity-based compensation and related taxes as we do not consider this item to be indicative of our core operating performance. Investors should, however, understand that equity-based compensation and related taxes will be a significant recurring expense in our business and an important part of the compensation provided to our employees. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board.
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
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income or loss and our other GAAP results.
The following table reflects the reconciliation of net income or loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Reconciliation of Adjusted EBITDA:
Net loss	$(355)	$(319)
Depreciation and amortization	104	85
Equity-based compensation and related taxes	151	112
Interest expense, net	5	8
Other expense, net	1	—
Provision for income taxes, net	2	1
Other:
Impairment and other related net charges (1)	13	—
Restructuring charges (2)	65	—
Adjusted EBITDA	$(14)	$(113)

(1)
During the three months ended March 31, 2023, we recorded charges of $5 million related to consolidation of certain customer service centers in identified U.S. locations and $8 million related to construction in progress assets at identified U.S. locations.

(2)
During the three months ended March 31, 2023, we incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with January 2023 workforce reductions.

Free Cash Flow
We calculate Free Cash Flow as net cash provided by or used in operating activities less Capital Expenditures. We have provided a reconciliation below of Free Cash Flow to net cash provided by or used in operating activities, the most directly comparable GAAP financial measure.
We disclose Free Cash Flow because it is an important indicator of our business performance as it measures the amount of cash we generate. Accordingly, we believe that Free Cash Flow provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.
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
The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(in millions)
Net cash used in operating activities	$(147)	$(226)
Purchase of property and equipment	(34)	(40)
Site and software development costs	(53)	(65)
Free Cash Flow	$(234)	$(331)
Adjusted Diluted Earnings or Loss per Share
We calculate Adjusted Diluted Earnings or Loss per Share as net income or loss plus equity-based compensation and related taxes, provision or benefit for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method divided by the weighted-average number of shares of common stock used in the computation of diluted earnings or loss per share. Accordingly, we believe that these adjustments to our adjusted diluted net income or loss before calculating per share amounts for all periods presented provide a more meaningful comparison between our operating results from period to period.
Adjusted Diluted Earnings or Loss per Share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted Diluted Earnings or Loss per Share, by their nature, excludes equity-based compensation and related taxes, provision or benefit for income taxes, net, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method.
Because of these limitations, you should consider Adjusted Diluted Earnings or Loss per Share alongside other financial performance measures.

A reconciliation of the numerator and denominator for diluted earnings or loss per share, the most directly comparable GAAP financial measure, to the numerator and denominator for Adjusted Diluted Earnings or Loss per Share in order to calculate Adjusted Diluted Earnings or Loss per Share, is as follows:

	Three Months Ended March 31,
	2023	2022

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(355)	$(319)
Adjustments to net loss
Equity-based compensation and related taxes	151	112
Provision for income taxes, net	2	1
Other:
Impairment and other related net charges	13	—
Restructuring charges	65	—
Numerator for Adjusted Diluted Loss per Share - Adjusted net loss	$(124)	$(206)

Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	110	105
Denominator for Adjusted Diluted Loss per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	110	105
Diluted Loss per Share	$(3.22)	$(3.04)
Adjusted Diluted Loss per Share	$(1.13)	$(1.96)
Net Revenue Constant Currency Growth
We calculate Net Revenue Constant Currency Growth by translating the current period local currency net revenue by the currency exchange rates used to translate our financial statements in the comparable prior-year period.
We disclose Net Revenue Constant Currency Growth because it is an important indicator of our operating results. Accordingly, we believe that Net Revenue Constant Currency Growth provides useful information to investors and others in understanding and evaluating trends in our operating results in the same manner as our management.
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
There have been no material changes to our critical accounting policies and estimates since December 31, 2022. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of our critical accounting policies and estimates.
Recent Accounting Pronouncements
The information called for by this section is incorporated herein by reference to Note 1, Summary of Significant Accounting Policies, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q. We have considered recently issued accounting pronouncements and do not believe that any are applicable or expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposures to market risk since December 31, 2022. See Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion on our exposures to market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding our legal proceedings, see Note 5, Commitments and Contingencies, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.
Item 1A. Risk Factors
As of the date of this report, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Purchases of Equity Securities
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Certain Information Regarding the Trading of Our Common Stock included in our Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding our authorized share repurchase programs. As of March 31, 2023, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.1 billion. There were no repurchases made during the three months ended March 31, 2023.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.1+	Wayfair Inc. 2023 Incentive Award Plan		8-K	001-36666	4/26/2023	10.1
10.2+	Form of Restricted Stock Unit Agreement under the 2023 Incentive Award Plan (adopted fiscal 2023)	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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

WAYFAIR INC.
Date: May 4, 2023	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ KATE GULLIVER
Kate Gulliver
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)