Form 10-Q
period 2023-06-30
Wayfair Inc.
filed 2023-08-03
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at July 27, 2023
Class A Common Stock, $0.001 par value per share	90,261,280
Class B Common Stock, $0.001 par value per share	25,691,323

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WAYFAIR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,249	$1,050
Short-term investments	4	228
Accounts receivable, net	128	272
Inventories	77	90
Prepaid expenses and other current assets	316	293
Total current assets	1,774	1,933
Operating lease right-of-use assets	806	839
Property and equipment, net	759	774
Other non-current assets	43	34
Total assets	$3,382	$3,580
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,104	$1,204
Other current liabilities	870	868
Total current liabilities	1,974	2,072
Long-term debt	3,205	3,137
Operating lease liabilities, net of current	861	893
Other non-current liabilities	40	28
Total liabilities	6,080	6,130
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at June 30, 2023 and December 31, 2022	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 86,919,329 and 82,903,862 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 25,691,323 and 25,691,397 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	988	737
Accumulated deficit	(3,681)	(3,280)
Accumulated other comprehensive loss	(5)	(7)
Total stockholders' deficit	(2,698)	(2,550)
Total liabilities and stockholders' deficit	$3,382	$3,580
See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions, except per share data)
Net revenue	$3,171	$3,284	$5,945	$6,277
Cost of goods sold	2,186	2,388	4,139	4,578
Gross profit	985	896	1,806	1,699
Operating expenses:
Customer service and merchant fees	144	162	283	313
Advertising	352	378	679	714
Selling, operations, technology, general and administrative	630	688	1,254	1,314
Impairment and other related net charges	1	40	14	40
Restructuring charges	—	—	65	—
Total operating expenses	1,127	1,268	2,295	2,381
Loss from operations	(142)	(372)	(489)	(682)
Interest expense, net	(5)	(6)	(10)	(14)
Other income, net	3	1	2	1
Gain on debt extinguishment	100	—	100	—
Loss before income taxes	(44)	(377)	(397)	(695)
Provision for income taxes, net	2	1	4	2
Net loss	$(46)	$(378)	$(401)	$(697)
Loss per share:
Basic	$(0.41)	$(3.59)	$(3.60)	$(6.62)
Diluted	$(0.41)	$(3.59)	$(3.60)	$(6.62)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	112	105	111	105
Diluted	112	105	111	105

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Net loss	$(46)	$(378)	$(401)	$(697)
Other comprehensive loss:
Foreign currency translation adjustments	(1)	(2)	1	(3)
Net unrealized gain (loss) on available-for-sale investments	—	—	1	(2)
Comprehensive loss	$(47)	$(380)	$(399)	$(702)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit

	(in millions)
Balance at March 31, 2022	105	$—	$374	$(2,268)	$(10)	$(1,904)
Net loss	—	—	—	(378)	—	(378)
Other comprehensive loss	—	—	—	—	(2)	(2)
Issuance of common stock upon vesting of RSUs	1	—	—	—	—	—
Equity-based compensation	—	—	139	—	—	139
Balance at June 30, 2022	106	$—	$513	$(2,646)	$(12)	$(2,145)

Balance at March 31, 2023	111	$—	$894	$(3,635)	$(4)	$(2,745)
Net loss	—	—	—	(46)	—	(46)
Other comprehensive loss	—	—	—	—	(1)	(1)
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation	—	—	181	—	—	181
Premiums paid for capped calls	—	—	(87)	—	—	(87)
Balance at June 30, 2023	113	$—	$988	$(3,681)	$(5)	$(2,698)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Six Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit

	(in millions)
Balance at December 31, 2021	105	$—	$337	$(1,949)	$(7)	$(1,619)
Net loss	—	—	—	(697)	—	(697)
Other comprehensive loss	—	—	—	—	(5)	(5)
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation	—	—	251	—	—	251
Repurchase of common stock	(1)	—	(75)	—	—	(75)
Balance at June 30, 2022	106	$—	$513	$(2,646)	$(12)	$(2,145)

Balance at December 31, 2022	109	$—	$737	$(3,280)	$(7)	$(2,550)
Net loss	—	—	—	(401)	—	(401)
Other comprehensive income	—	—	—	—	2	2
Issuance of common stock upon vesting of RSUs	4	—	—	—	—	—
Equity-based compensation	—	—	338	—	—	338
Premiums paid for capped calls	—	—	(87)	—	—	(87)
Balance at June 30, 2023	113	$—	$988	$(3,681)	$(5)	$(2,698)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022

	(in millions)
Cash flows from (for) operating activities:
Net loss	$(401)	$(697)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	206	176
Equity-based compensation expense	308	233
Amortization of discount and issuance costs on convertible notes	3	4
Impairment and other related net charges	14	40
Gain on debt extinguishment	(100)	—
Other non-cash adjustments	(3)	32
Changes in operating assets and liabilities:
Accounts receivable, net	144	(86)
Inventories	13	(29)
Prepaid expenses and other current assets	(11)	4
Other assets	3	—
Accounts payable and other current liabilities	(118)	(18)
Other liabilities	12	—
Net cash provided by (used in) operating activities	70	(341)

Cash flows from (for) investing activities:
Purchase of short- and long-term investments	—	(402)
Sale and maturities of short- and long-term investments	225	447
Purchase of property and equipment	(71)	(93)
Site and software development costs	(105)	(141)
Net cash provided by (used in) investing activities	49	(189)

Cash flows from (for) financing activities:
Repurchase of common stock	—	(75)
Proceeds from issuance of convertible notes, net of issuance costs	678	—
Premiums paid for capped call confirmations	(87)	—
Payments to extinguish convertible debt	(514)	—
Net cash provided by (used in) financing activities	77	(75)
Effect of exchange rate changes on cash and cash equivalents	3	(7)
Net increase (decrease) in cash and cash equivalents	199	(612)

Cash and cash equivalents:
Beginning of period	$1,050	$1,706
End of period	$1,249	$1,094

See notes to unaudited condensed consolidated financial statements

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022

	(in millions)
Supplemental Cash Flow Information:
Cash paid for interest on long-term debt	$22	$13
Purchase of property and equipment included in accounts payable and other liabilities	$1	$36

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
The Company has identified significant accounting policies that are critical to understanding its business and results of operations. Wayfair believes that there have been no significant changes during the three and six months ended June 30, 2023 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
The Company has considered recently issued accounting pronouncements and does not believe that any are applicable or expected to have a material impact on the consolidated financial statements.
2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of June 30, 2023, accounts receivable was $128 million, net of allowance for credit losses of $30 million. As of December 31, 2022, accounts receivable was $272 million, net of allowance for credit losses of $24 million. The changes in the allowance for credit losses were not material for the three and six months ended June 30, 2023. Management believes credit risk is mitigated for the three and six months ended June 30, 2023, as approximately 99.8% and 99.6%, respectively, of the net revenue recognized was collected in advance of recognition.
Contract Liabilities
Contract liabilities included in other current liabilities were $250 million at June 30, 2023 and $224 million at December 31, 2022. During the six months ended June 30, 2023, Wayfair recognized $146 million of net revenue that was included within other current liabilities as of December 31, 2022.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 10, Segment and Geographic Information, for additional information.
Impairment and Other Related Net Charges
During the six months ended June 30, 2023, Wayfair recorded charges of $5 million related to consolidation of certain customer service centers in identified U.S. locations. During the three and six months ended June 30, 2023, Wayfair recorded charges of $1 million and $9 million, respectively, related to construction in progress assets at identified U.S. locations. These charges are recorded within impairment and other related net charges on the condensed consolidated statements of operations.
Restructuring Charges
On January 20, 2023, Wayfair announced an update to the Company’s cost efficiency plan, including a workforce reduction involving approximately 1,750 employees. As a result of this workforce reduction, during the six months ended June 30, 2023,

Wayfair incurred $65 million of charges recorded within restructuring charges on the condensed consolidated statements of operations. Wayfair does not expect to incur any further material charges related to this workforce reduction. The charges consist primarily of one-time employee severance and benefit costs.
3. Cash and Cash Equivalents, Investments and Fair Value Measurements
Investments
As of June 30, 2023 and December 31, 2022, all of Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the three and six months ended June 30, 2023 and 2022, Wayfair did not have any realized gains or losses.
During the three and six months ended June 30, 2023 and 2022, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. Further, as of June 30, 2023 and December 31, 2022, Wayfair did not have an allowance for credit losses recorded related to its available-for-sale debt securities.
The following tables present details of Wayfair’s investment securities:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$4	$—	$—	$4
Total	$4	$—	$—	$4

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$229	$—	$(1)	$228
Total	$229	$—	$(1)	$228
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

The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$823	$—	$—	$823
Cash equivalents	426	—	—	426
Total cash and cash equivalents	1,249	—	—	1,249
Short-term investments:
Investment securities	—	4	—	4
Total	$1,249	$4	$—	$1,253

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$430	$—	$—	$430
Cash equivalents	620	—	—	620
Total cash and cash equivalents	1,050	—	—	1,050
Short-term investments:
Investment securities	—	228	—	228
Total	$1,050	$228	$—	$1,278

4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing:

	June 30, 2023			December 31, 2022
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

	(in millions)
Revolving Credit Facility			$—			$—
2024 Notes	$117	$(1)	116	$200	$(1)	199
2025 Notes	754	(4)	750	1,289	(8)	1,281
2026 Notes	949	(6)	943	949	(7)	942
2027 Notes	690	(10)	680	690	(12)	678
2028 Notes	690	(12)	678	—	—	—
2025 Accreting Notes	38	—	38	37	—	37
Total Debt			$3,205			$3,137
Short-term debt			—			—
Long-term debt			$3,205			$3,137

Revolving Credit Facility
Wayfair has a five-year senior secured revolving credit facility (the “Revolver”), which matures on March 24, 2026, and provides for non-amortizing revolving loans in an aggregate amount of $600 million. Under the Revolver, Wayfair may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had $77 million in outstanding letters of credit as of June 30, 2023, primarily as security for lease agreements. As of June 30, 2023, there were no revolving loans outstanding under the Revolver.
Convertible Non-Accreting Notes
In May 2023, Wayfair issued $690 million in aggregate principal amount of 3.50% Convertible Senior Notes due 2028 (the “2028 Notes”), which includes the exercise in full of a $90 million option granted to the initial purchasers. In connection with the issuance of the 2028 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2028 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2028 Notes (the “2028 Capped Calls”).
The following table summarizes certain terms related to the Company’s current outstanding non-accreting convertible notes (collectively, the “Non-Accreting Notes” and together with the 2025 Accreting Notes, the “Notes”):

Convertible Non-Accreting Notes	Maturity Date	Annual Coupon Rate	Annual Effective Interest Rate	Payment Dates for Semi-Annual Interest Payments in Arrears
2024 Notes	November 1, 2024	1.125%	1.5%	May 1 and November 1
2025 Notes	October 1, 2025	0.625%	0.9%	April 1 and October 1
2026 Notes	August 15, 2026	1.000%	1.2%	February 15 and August 15
2027 Notes	September 15, 2027	3.250%	3.6%	March 15 and September 15
2028 Notes	November 15, 2028	3.500%	3.8%	May 15 and November 15
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

Convertible Notes	Maturity Date	Free Convertibility Date	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Redemption Date
2024 Notes	November 1, 2024	August 1, 2024	8.5910	$116.40	May 8, 2022
2025 Notes	October 1, 2025	July 1, 2025	2.3972	$417.15	October 4, 2022
2026 Notes	August 15, 2026	May 15, 2026	6.7349	$148.48	August 20, 2023
2027 Notes	September 15, 2027	June 15, 2027	15.7597	$63.45	September 20, 2025
2028 Notes	November 15, 2028	August 15, 2028	21.8341	$45.80	May 20, 2026
2025 Accreting Notes	April 1, 2025	-	13.7931	$72.50	May 9, 2023
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
Because the conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes were not triggered during the calendar quarter ended June 30, 2023, the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes are not convertible during the calendar quarter ended September 30, 2023. The conditional conversion features of the 2028 Notes are not applicable until the calendar quarter ending December 31, 2023.
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
Upon the occurrence of a fundamental change (as defined in the applicable indenture), holders of the applicable series of Notes may require Wayfair to repurchase all or a portion of such Notes for cash at a price equal to 100% of the principal amount (or accreted principal amount) of such Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the fundamental change repurchase date (such interest to be included in the accreted principal amount for the 2025 Accreting Notes). Holders of the Non-Accreting Notes who convert their respective Notes in connection with a make-whole fundamental change or a notice of redemption (each as defined in the applicable indenture) may be entitled to a premium in the form of an increase in the conversion rate of the respective Notes. Holders of the 2025 Accreting Notes who convert in connection with a make-whole fundamental change (as defined in the applicable indenture) may be entitled to a premium in the form of an increase in the conversion rate.
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
Accounting for the Notes
The Notes are recorded as a single unit within liabilities in the condensed consolidated balance sheets as the conversion features within the Notes are not derivatives that require bifurcation and the Notes do not involve a substantial premium. Transaction costs to issue the Notes were recorded as direct deductions from the related debt liabilities and amortized to interest expense, net using the effective interest method over the terms of the corresponding Notes.

Proceeds from 2028 Notes Transactions and Partial Extinguishment of 2024 Notes and 2025 Notes
The net transaction amount from the issuance of the 2028 Notes was $591 million after deducting the initial purchasers’ discounts, the offering expenses payable by Wayfair and the net proceeds used to purchase the 2028 Capped Calls.
In addition, Wayfair used $514 million of the net transaction amount to repurchase for cash $83 million aggregate principal amount of the 2024 Notes and $535 million aggregate principal amount of the 2025 Notes in privately negotiated repurchase transactions. In accounting for the repurchases of the 2024 Notes and 2025 Notes, Wayfair recorded a $100 million gain on debt extinguishment, representing the difference between the cash paid for principal of $514 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $614 million. Wayfair intends to use the remaining net proceeds from the issuance of the 2028 Notes for working capital and general corporate purposes, including, but not limited to, operating and capital expenditures. Wayfair may also use a portion of the net proceeds to finance acquisitions, strategic transactions, investments, repurchases of Class A common stock or the repayment, redemption, purchase or exchange of indebtedness (including the Notes).
Conversions of Notes
During the three and six months ended June 30, 2023, there were no conversions of the Notes.
Interest Expense
During the three months ended June 30, 2023, Wayfair recognized contractual interest expense and debt discount amortization of $14 million and $2 million, respectively, and during the six months ended June 30, 2023, contractual interest expense and debt discount amortization of $25 million and $3 million, respectively.
During the three months ended June 30, 2022, Wayfair recognized contractual interest expense and debt discount amortization of $7 million and $2 million, respectively, and during the six months ended June 30, 2022, contractual interest expense and debt discount amortization of $13 million and $4 million, respectively.
Fair Value of Notes
As of June 30, 2023, the estimated fair value of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2025 Accreting Notes was $116 million, $648 million, $784 million, $856 million, $1.1 billion and $34 million, respectively. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs including volatility and credit spread. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Cash and Cash Equivalents, Investments and Fair Value Measurements. As of June 30, 2023, the if-converted value of the 2027 Notes and 2028 Notes exceeded the principal value by $17 million and $289 million, respectively. As of June 30, 2023, the if-converted value of the 2024 Notes, 2025 Notes, 2026 Notes and 2025 Accreting Notes did not exceed the principal value.

Capped Calls
The 2024 Capped Calls, 2025 Capped Calls, 2026 Capped Calls, 2027 Capped Calls and 2028 Capped Calls (collectively, the “Capped Calls”) are expected generally to reduce the potential dilution and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Non-Accreting Notes upon conversion of the Non-Accreting Notes if the market price per share of Wayfair’s Class A common stock is greater than the strike price of the applicable Capped Call (which corresponds to the initial conversion price of the applicable Non-Accreting Notes and is subject to certain adjustments under the terms of the applicable Capped Call), with such reduction and/or offset subject to a cap based on the cap price of the applicable Capped Calls (the “Initial Cap Price”). The Capped Calls can, at Wayfair’s option, remain outstanding until their maturity date, even if all or a portion of the Non-Accreting Notes are converted, repurchased or redeemed prior to such date.
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
The initial terms for the Capped Calls are presented below:

Capped Calls	Maturity Date	Initial Cap Price	Cap Price Premium
2024 Capped Calls	November 1, 2024	$219.63	150%
2025 Capped Calls	October 1, 2025	$787.08	150%
2026 Capped Calls	August 15, 2026	$280.15	150%
2027 Capped Calls	September 15, 2027	$97.62	100%
2028 Capped Calls	November 15, 2028	$73.28	100%
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
6. Stockholders’ Deficit
Common Stock
Since Wayfair's initial public offering through June 30, 2023, 56,347,091 shares of Class B common stock were converted to the same number of shares of Class A common stock.

Stock Repurchase Programs
During the three and six months ended June 30, 2023, Wayfair did not repurchase any shares of Class A common stock under its stock repurchase programs. During the three months ended June 30, 2022, Wayfair did not repurchase any shares of Class A common stock. During the six months ended June 30, 2022, Wayfair repurchased 548,173 shares of Class A common stock for $75 million under its stock repurchase programs.
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
Under the 2023 Plan, 20,525,663 shares of Class A common stock initially were available for future award grants. As of June 30, 2023, 17,636,121 shares of Class A common stock remained available for future grant under the 2023 Plan.
The following table presents activity relating to RSUs for the six months ended June 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	10,170,203	$100.05
RSUs granted	3,379,303	$37.47
RSUs vested	(4,015,393)	$72.07
RSUs forfeited/canceled	(1,636,284)	$107.73
Unvested at June 30, 2023	7,897,829	$85.88
The intrinsic value of RSUs that vested during each of the six months ended June 30, 2023 and 2022 was $166 million. As of June 30, 2023, the aggregate intrinsic value of unvested RSUs was $513 million.
As of June 30, 2023, unrecognized equity-based compensation expense related to RSUs expected to vest over time is $497 million with a weighted-average remaining vesting term of 0.7 years.
Equity-based compensation was classified as follows in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended
	2023	2022	2023	2022

	(in millions)
Cost of goods sold	$2	$2	$5	$5
Customer service and merchant fees	8	8	16	16
Selling, operations, technology, general and administrative	154	118	287	212
Total equity-based compensation expense	$164	$128	$308	$233
Equity-based compensation costs capitalized as software costs were $17 million and $30 million for the three and six months ended June 30, 2023, respectively, and $10 million and $18 million for the three and six months ended June 30, 2022, respectively.

8. Income Taxes
The provision for income taxes, net recorded during the three and six months ended June 30, 2023 is primarily related to income tax benefits for tax losses earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, as well as related changes in increases in the Company’s valuation allowance on deferred tax assets, as well as some U.S. state minimum and foreign taxes. Wayfair had no material unrecognized tax benefits as of June 30, 2023 and December 31, 2022.
9. Loss per Share
The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(46)	$(378)	$(401)	$(697)
Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	112	105	111	105
Loss per share
Basic	$(0.41)	$(3.59)	$(3.60)	$(6.62)
Diluted	$(0.41)	$(3.59)	$(3.60)	$(6.62)
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Unvested restricted stock units	8	9	8	9
Shares related to convertible debt instruments	36	16	36	16
Total	44	25	44	25
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
The following tables present net revenue and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
U.S. net revenue	$2,785	$2,796	$5,200	$5,338
International net revenue	386	488	745	939
Total net revenue	$3,171	$3,284	$5,945	$6,277

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Adjusted EBITDA:
U.S.	$161	$(28)	$190	$(58)
International	(33)	(80)	(76)	(163)
Total reportable segments Adjusted EBITDA	128	(108)	114	(221)
Less: reconciling items (1)	(174)	(270)	(515)	(476)
Net loss	$(46)	$(378)	$(401)	$(697)

(1)The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Depreciation and amortization	$102	$91	$206	$176
Equity-based compensation and related taxes	167	133	318	245
Interest expense, net	5	6	10	14
Other income, net	(3)	(1)	(2)	(1)
Provision for income taxes, net	2	1	4	2
Other:
Impairment and other related net charges (a)	1	40	14	40
Restructuring charges (b)	—	—	65	—
Gain on debt extinguishment (c)	(100)	—	(100)	—
Total reconciling items	$174	$270	$515	$476

(a)
During the six months ended June 30, 2023, Wayfair recorded charges of $5 million related to consolidation of certain customer service centers in identified U.S. locations. During the three and six months ended June 30, 2023, Wayfair recorded charges of $1 million and $9 million, respectively, related to construction in progress assets at identified U.S. locations.
During the three and six months ended June 30, 2022, Wayfair recorded $40 million of lease impairment and other charges related to changes in market conditions around future sublease income for one office location in the U.S.

(b)
During the six months ended June 30, 2023, Wayfair incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with January 2023 workforce reductions.

(c)
During the three and six months ended June 30, 2023, Wayfair recorded a $100 million gain on debt extinguishment upon repurchase of $83 million in aggregate principal amount of the 2024 Notes and $535 million in aggregate principal amount of the 2025 Notes.

See “Non-GAAP Financial Measures” in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for more information regarding the use of Adjusted EBITDA.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, including our financial outlook and profitability goals, the financial impact and expected savings of our recent reduction in workforce, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, including our international expansion and omni-channel strategy, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments and the impact of macroeconomic events, interest rates and rising inflation, and our response to such events, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.
Forward-looking statements are based on current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate, although we believe that we have been reasonable in our expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or that known or unknown risks or uncertainties materialize, actual results could vary materially from Wayfair’s expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise.

Factors that could cause or contribute to differences in our future results include, without limitation, the following:
•adverse macroeconomic conditions, including inflation, slower growth or the potential for recession, disruptions in the global supply chain and other conditions affecting the retail environment for products we sell, and other matters that influence consumer spending and preferences;
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
•world events, natural disasters, public health emergencies, civil disturbances and terrorist attacks; and
•developments in, and the outcome of, legal and regulatory proceedings and investigations to which we are a party or are subject, and the liabilities, obligations and expenses, if any, that we may incur in connection therewith.
A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results include the cautionary statements in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022. We qualify all of our forward-looking statements by these cautionary statements.
All dollar and percentage comparisons made refer to the three and six ended June 30, 2023, compared with the three and six ended June 30, 2022, unless otherwise noted.
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
In the second quarter of 2023, our business generated lower sales compared to the second quarter of 2022. As of June 30, 2023, we had 22 million active customers, and 80.1% of second quarter 2023 orders came from repeat buyers. The lower sales were a function of normalization in average order value as we lapped a period of intense inflation in 2022, which was offset by a recovery in order volume, which showed positive growth year-over-year. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.
Global Considerations
We are continuing to closely monitor macroeconomic impacts, including, but not limited to, rising and fluctuating interest rates and inflation on our business, results of operations and financial results. These developments have and may continue to negatively impact global economic activity and consumer behavior, which have and may continue to adversely affect our business and our results of operations. As our customers react to these global economic conditions, we may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.

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

Key Financial Statement and Operating Metrics
We measure our business using the key financial statement and operating metrics that are reflected in the below table. See “Non-GAAP Financial Measures” below for more information regarding our use of Adjusted EBITDA, Free Cash Flow and Adjusted Diluted Earnings or Loss per share and a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measure.
Our Free Cash Flow and Adjusted Diluted Earnings or Loss per share are measured on a consolidated basis, while our Adjusted EBITDA is measured on a consolidated and reportable segment basis. All other key financial statement and operating metrics are derived and reported from our consolidated net revenue.
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions, except LTM net revenue per active customer, average order value and per share data)
Key Financial Statement Metrics:
Net revenue	$3,171	$3,284	$5,945	$6,277
Gross profit	$985	$896	$1,806	$1,699
Loss from operations	$(142)	$(372)	$(489)	$(682)
Net loss	$(46)	$(378)	$(401)	$(697)
Loss per share:
Basic	$(0.41)	$(3.59)	$(3.60)	$(6.62)
Diluted	$(0.41)	$(3.59)	$(3.60)	$(6.62)
Net cash provided by (used in) operating activities	$217	$(115)	$70	$(341)
Key Operating Metrics:
Active customers (1)	22	24	22	24
LTM net revenue per active customer (2)	$545	$537	$545	$537
Orders delivered (3)	10	10	20	20
Average order value (4)	$307	$330	$297	$308
Non-GAAP Financial Measures:
Adjusted EBITDA	$128	$(108)	$114	$(221)
Free Cash Flow	$128	$(244)	$(106)	$(575)
Adjusted Diluted Earnings (Loss) per share	$0.21	$(1.94)	$(0.90)	$(3.90)
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

Results of Consolidated Operations
Comparison of the three months ended June 30, 2023 and 2022
Net revenue
During the three months ended June 30, 2023, net revenue decreased by $113 million, or 3.4%, compared to the same period in 2022, which reflects recent macroeconomic pressures felt by consumers. The decrease in net revenue was due to lower average order value due, in part, to normalization of inflationary pressures in the supply chain compared to the same period in 2022.
During the three months ended June 30, 2023, our United States (“U.S.”) net revenue decreased by 0.4% and International net revenue decreased by 20.9% compared to the same period in 2022. During the three months ended June 30, 2023, International Net Revenue Constant Currency Growth was (18.2)% (see “Non-GAAP Financial Measures” below).

	Three Months Ended June 30,
	2023	2022	% Change

	(in millions)
U.S. net revenue	$2,785	$2,796	(0.4)%
International net revenue	386	488	(20.9)%
Net revenue	$3,171	$3,284	(3.4)%
For more information on our segments, see Note 10 Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. During the three months ended June 30, 2023, cost of goods sold decreased by $202 million, or 8.5%, as compared to the same period in 2022. The decrease in cost of goods sold is primarily driven by operational cost savings initiatives.
As a percentage of net revenue, cost of goods sold decreased to 68.9% for the three months ended June 30, 2023 compared to 72.7% in the same period in 2022 due to mix shifts, operational efficiencies and decreased logistics costs.

	Three Months Ended June 30,
	2023	2022	% Change

	(in millions)
Cost of goods sold	$2,186	$2,388	(8.5)%
As a percentage of net revenue	68.9%	72.7%

Operating expenses
Operating expenses consist of customer service and merchant fees, advertising, selling, operations, technology, general and administrative expenses and impairment and other related net charges. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Three Months Ended June 30,
	2023	2022	% Change

	(in millions)
Customer service and merchant fees (1)	$144	$162	(11.1)%
Advertising	352	378	(6.9)%
Selling, operations, technology, general and administrative (1)	630	688	(8.4)%
Impairment and other related net charges	1	40	(97.5)%
Total operating expenses	$1,127	$1,268	(11.1)%
As a percentage of net revenue:
Customer service and merchant fees (1)	4.5%	4.9%
Advertising	11.1%	11.5%
Selling, operations, technology, general and administrative (1)	19.9%	21.0%
Impairment and other related net charges	—%	1.2%
	35.5%	38.6%
(1) Includes equity-based compensation and related taxes as follows:

	Three Months Ended June 30,
	2023	2022

	(in millions)
Customer service and merchant fees	$8	$9
Selling, operations, technology, general and administrative	$157	$121
During the three months ended June 30, 2023, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative increased by $35 million, or 26.9% compared to the same period in 2022, driven by increased vested restricted stock units in 2023 compared to the same period in 2022.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three Months Ended June 30,
	2023	2022

Customer service and merchant fees	4.3%	4.7%
Selling, operations, technology, general and administrative	14.9%	17.3%
Customer Service and Merchant Fees
During the three months ended June 30, 2023, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees decreased by $17 million, or 11.1%, compared to the same period in 2022. The decrease in customer service and merchant fees is due to the decrease in net revenue in 2023 compared to the same period in 2022.
As a percentage of net revenue, total customer service and merchant fees decreased to 4.5% for the three months ended June 30, 2023 compared to 4.9% in the same period in 2022 due to decreased compensation costs.

Advertising
During the three months ended June 30, 2023, our advertising expenses decreased by $26 million, or 6.9%, as compared to the same period in 2022. The decrease reflects our response to changing market conditions as we sought to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses decreased to 11.1% for the three months ended June 30, 2023 compared to 11.5% in the same period in 2022 due, in part, to changes in advertising channel mix and our efforts to drive efficiency across our channel portfolio.
Selling, operations, technology, general and administrative
During the three months ended June 30, 2023, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $94 million, or 16.6% as compared to the same period in 2022. The decrease is primarily due to lower personnel and information technology costs, partially offset by increases in depreciation and amortization.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 19.9% for the three months ended June 30, 2023 compared to 21.0% in the same period in 2022, primarily due to decreased compensation costs.
Impairment and other related net charges
During the three months ended June 30, 2023, impairment and other related charges decreased by $39 million or 97.5% as compared to the same period in 2022. As a percentage of net revenue, impairment and other related net charges decreased to an immaterial percentage from 1.2% in the same period in 2022.
During the three months ended June 30, 2023, we recorded a charge of $1 million related to construction in progress assets at identified U.S. locations.
Interest expense, net
During the three months ended June 30, 2023, our interest expense, net decreased by $1 million, or 16.7% compared to the same period in 2022, primarily due to higher interest income.

	Three Months Ended June 30,
	2023	2022	% Change

	(in millions)
Interest expense, net	$(5)	$(6)	(16.7)%
Other income, net
During the three months ended June 30, 2023, other income, net increased by $2 million or 200.0% compared to the same period in 2022. Included in our other income, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Three Months Ended June 30,
	2023	2022	% Change

	(in millions)
Other income, net	$3	$1	200.0%

Gain on debt extinguishment
During the three months ended June 30, 2023, we used $514 million of the net transaction amount from the issuance of the 2028 Notes to repurchase for cash $83 million aggregate principal amount of the 2024 Notes and $535 million aggregate principal amount of the 2025 Notes in privately negotiated repurchase transactions. In accounting for the repurchases of the 2024 Notes and 2025 Notes, we recorded a $100 million gain on debt extinguishment, representing the difference between the cash paid for principal of $514 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $614 million. Refer to Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended June 30,
	2023	2022	% Change

	(in millions)
Gain on debt extinguishment	$100	$—	n.m. (1)
(1) Not meaningful (n.m.) year-over-year comparison
Provision for income taxes, net
During the three months ended June 30, 2023, our provision for income taxes, net increased by $1 million or 100.0% compared to the same period in 2022, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes. Refer to Note 8, Income Taxes, included in Part I, Item 1, Financial Statements in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended June 30,
	2023	2022	% Change

	(in millions)
Provision for income taxes, net	$2	$1	100.0%
Comparison of the six months ended June 30, 2023 and 2022
Net revenue
During the six months ended June 30, 2023, net revenue decreased by $332 million, or 5.3%, compared to the same period in 2022, which reflects recent macroeconomic pressures felt by consumers. The decrease in net revenue was due to lower average order value due, in part, to normalization of inflationary pressures in the supply chain compared to the same period in 2022.
During the six months ended June 30, 2023, our U.S net revenue decreased by 2.6% and International net revenue decreased by 20.7% compared to the same period in 2022. During the six months ended June 30, 2023, International Net Revenue Constant Currency Growth was (16.4)% (see “Non-GAAP Financial Measures” below).

	Six Months Ended June 30,
	2023	2022	% Change

	(in millions)
U.S. net revenue	$5,200	$5,338	(2.6)%
International net revenue	745	939	(20.7)%
Net revenue	$5,945	$6,277	(5.3)%

For more information on our segments, see Note 10 Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs and fees earned for supplier services rendered. During the six months ended June 30, 2023, cost of goods sold decreased by $439 million, or 9.6%, compared to the same period in 2022. The decrease in cost of goods sold is primarily driven by operational cost savings initiatives.
As a percentage of net revenue, cost of goods sold decreased to 69.6% for the six months ended June 30, 2023 compared to 72.9% in the same period in 2022 due to mix shifts, operational efficiencies and decreased logistics costs.

	Six Months Ended June 30,
	2023	2022	% Change

	(in millions)
Cost of goods sold	$4,139	$4,578	(9.6)%
As a percentage of net revenue	69.6%	72.9%
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

	Six Months Ended June 30,
	2023	2022	% Change

	(in millions)
Customer service and merchant fees (2)	$283	$313	(9.6)%
Advertising	679	714	(4.9)%
Selling, operations, technology, general and administrative (2)	1,254	1,314	(4.6)%
Impairment and other related net charges	14	40	(65.0)%
Restructuring charges	65	—	n.m. (1)
Total operating expenses	$2,295	$2,381	(3.6)%
As a percentage of net revenue:
Customer service and merchant fees (2)	4.8%	5.0%
Advertising	11.4%	11.4%
Selling, operations, technology, general and administrative (2)	21.1%	20.9%
Impairment and other related net charges	0.2%	0.6%
Restructuring charges	1.1%	—%
	38.6%	37.9%
(1) Not meaningful (n.m.) year-over-year comparison
(2) Includes equity-based compensation and related taxes as follows:

	Six Months Ended June 30,
	2023	2022

	(in millions)
Customer service and merchant fees	$16	$17
Selling, operations, technology, general and administrative	$297	$222

During the six months ended June 30, 2023, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative increased by $74 million, or 31.0% compared to the same period in 2022, driven by increased vested restricted stock units in 2023 compared to the same period in 2022.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Six Months Ended June 30,
	2023	2022
Customer service and merchant fees	4.5%	4.7%
Selling, operations, technology, general and administrative	16.1%	17.4%
Customer Service and Merchant Fees
During the six months ended June 30, 2023, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees decreased by $29 million, or 9.8% compared to the same period in 2022. The decrease in customer service and merchant fees is due to decreased compensation costs.
As a percentage of net revenue, total customer service and merchant fees decreased to 4.8% for the six months ended June 30, 2023 compared to 5.0% in the same period in 2022 due to a decrease in net revenue.
Advertising
During the six months ended June 30, 2023, our advertising expenses decreased by $35 million or 4.9% as compared to the same period in 2022. The decrease reflects our response to changing market conditions as we sought to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses remained constant at 11.4% for the six months ended June 30, 2023 and 2022 due in part to maintaining efficiencies in our advertising channel mix.
Selling, operations, technology, general and administrative
During the six months ended June 30, 2023, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $135 million, or 12.4% compared to the same period in 2022. The decrease is primarily due to lower personnel and information technology costs, partially offset by increases in depreciation and amortization.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses increased to 21.1% for the six months ended June 30, 2023 compared to 20.9% in the same period in 2022, primarily due to the decrease in net revenue.
Impairment and other related net charges
During the six months ended June 30, 2023, impairment and other related charges decreased by $26 million or 65.0% as compared to the same period in 2022. As a percentage of net revenue, impairment and other related net charges decreased to 0.2% from 0.6% in the same period in 2022.
During the six months ended June 30, 2023, we recorded charges of $14 million, inclusive of $5 million related to consolidation of certain customer service centers and $9 million related to construction in progress assets at identified U.S. locations.
Restructuring charges
On January 20, 2023, we announced an update to our cost efficiency plan, including a workforce reduction involving approximately 1,750 employees. As a result of this workforce reduction, during the six months ended June 30, 2023, we incurred $65 million of charges, consisting primarily of one-time employee severance and benefit costs.

Interest expense, net
During the six months ended June 30, 2023, our interest expense, net decreased by $4 million, or 28.6%, compared to the same period in 2022, primarily driven by higher interest income.

	Six Months Ended June 30,
	2023	2022	% Change

	(in millions)
Interest expense, net	$(10)	$(14)	(28.6)%
Other income, net
During the six months ended June 30, 2023, other income, net increased by $1 million, or 100.0% compared to the same period in 2022. Included in our other income, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Six Months Ended June 30,
	2023	2022	% Change

	(in millions)
Other income, net	$2	$1	100.0%
Gain on debt extinguishment
During the six months ended June 30, 2023, we used $514 million of the net transaction amount from the issuance of the 2028 Notes to repurchase for cash $83 million aggregate principal amount of the 2024 Notes and $535 million aggregate principal amount of the 2025 Notes in privately negotiated repurchase transactions. In accounting for the repurchases of the 2024 Notes and 2025 Notes, we recorded a $100 million gain on debt extinguishment, representing the difference between the cash paid for principal of $514 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $614 million. Refer to Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements and Supplementary Data, of this Quarterly Report on Form 10-Q for additional information.

	Six Months Ended June 30,
	2023	2022	% Change

	(in millions)
Gain on debt extinguishment	$100	$—	n.m. (1)
(1) Not meaningful (n.m.) year-over-year comparison
Provision for income taxes, net
During the six months ended June 30, 2023, our provision for income taxes, net increased by $2 million or 100.0% compared to the same period in 2022, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes. Refer to Note 8, Income Taxes, included in Part I, Item 1, Financial Statements in this Quarterly Report on Form 10-Q for additional information.

	Six Months Ended June 30,
	2023	2022	% Change

	(in millions)
Provision for income taxes, net	$4	$2	100.0%

Liquidity and Capital Resources
Sources of Liquidity
At June 30, 2023, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.3 billion. Additionally, we have a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). As of June 30, 2023, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for $77 million as of June 30, 2023, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity for the periods presented:

	June 30,	December 31,
	2023	2022

	(in millions)
Cash and cash equivalents	$1,249	$1,050
Short-term investments	4	228
Total liquidity	$1,253	$1,278
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
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in this Quarterly Report on Form 10-Q and in our other filings with the SEC, including those set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, macroeconomic events have caused disruption in the capital markets, including increased inflation and interest rates, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets.
Credit Agreement and Convertible Debt
As of June 30, 2023, we had $3.2 billion principal amount of indebtedness outstanding.
Under the terms of our Revolver, we may use proceeds to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
During the second quarter of 2023, we used $514 million of the net transaction amount from the issuance of the 2028 Notes to repurchase for cash $83 million aggregate principal amount of the 2024 Notes and $535 million aggregate principal amount of the 2025 Notes in privately negotiated repurchase transactions. See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.

The conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes (collectively, the “Non-Accreting Notes” and together with the 2025 Accreting Notes, the “Notes”) were not triggered during the second quarter of 2023, and therefore the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes are not convertible in the third quarter of 2023 pursuant to the applicable last reported sales price conditions. The conditional conversion features of the 2028 Notes are not applicable until the calendar quarter ending December 31, 2023. The 2025 Accreting Notes are convertible at any time prior to the close of business on the second business day immediately preceding the maturity date. During the period ended June 30, 2023, there were no conversions of the Notes.
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
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the credit agreement governing the Revolver) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and convertible notes, see Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023, we were in compliance with all the terms and conditions of our debt agreements.
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
The Repurchase Programs do not obligate us to purchase any shares of Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of June 30, 2023, we have repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.

Trends and Historical Cash Flows

	Six Months Ended
	2023	2022

	(in millions)
Net loss	$(401)	$(697)
Net cash provided by (used in) operating activities	$70	$(341)
Net cash provided by (used in) investing activities	$49	$(189)
Net cash provided by (used in) financing activities	$77	$(75)
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
Cash flows provided by operating activities increased by $411 million during the six months ended June 30, 2023 compared to the same period in 2022, primarily due to an increase in net cash adjusted for non-cash items of $239 million and an increase of $172 million for cash provided by operating assets and liabilities.
Investing Activities
Cash flows provided by investing activities increased by $238 million during the six months ended June 30, 2023 compared to the same period in 2022, primarily due to increases in sales and maturities of short- and long-term investments of $222 million, decreases in purchases of short- and long-term investments of $402 million and decreases in purchases property and equipment and site and software development costs of $58 million.
Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 3.0% of net revenue for the six months ended June 30, 2023 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments in our proprietary technology and operational platform.
Financing Activities
Cash flows provided by financing activities increased by $152 million during the six months ended June 30, 2023 compared to the same period in 2022, primarily due to $678 million of proceeds from the issuance of convertible notes, net of issuance costs, partially offset by an aggregate payment of $514 million to extinguish convertible debt and $87 million of premiums paid for capped call confirmations. The remaining increase is due to $75 million of repurchases of our Class A common stock during the six months ended June 30, 2022.
Contractual Obligations
During the six months ended June 30, 2023, we entered into contractual obligations of $124 million for certain enforceable and legally binding software license and freight commitments. Other than the foregoing additional obligations, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table reflects the reconciliation of net income or loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Reconciliation of Adjusted EBITDA:
Net loss	$(46)	$(378)	$(401)	$(697)
Depreciation and amortization	102	91	206	176
Equity-based compensation and related taxes	167	133	318	245
Interest expense, net	5	6	10	14
Other income, net	(3)	(1)	(2)	(1)
Provision for income taxes, net	2	1	4	2
Other:
Impairment and other related net charges (1)	1	40	14	40
Restructuring charges (2)	—	—	65	—
Gain on debt extinguishment (3)	(100)	—	(100)	—
Adjusted EBITDA	$128	$(108)	$114	$(221)

(1)
During the six months ended June 30, 2023, we recorded charges of $5 million related to consolidation of certain customer service centers in identified U.S. locations. During the three and six months ended June 30, 2023, we recorded charges of $1 million and $9 million, respectively, related to construction in progress assets at identified U.S. locations.
During the three and six months ended June 30, 2022, we recorded $40 million of lease impairment and other charges related to changes in market conditions around future sublease income for one of our office locations in the U.S.

(2)	During the six months ended June 30, 2023, we incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with January 2023 workforce reductions.
(3)
During the three and six months ended June 30, 2023, we recorded a $100 million gain on debt extinguishment upon repurchase of $83 million in aggregate principal amount of our 2024 Notes and $535 million in aggregate principal amount of our 2025 Notes.

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

The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions)
Net cash provided by (used in) operating activities	$217	$(115)	$70	$(341)
Purchase of property and equipment	(37)	(53)	(71)	(93)
Site and software development costs	(52)	(76)	(105)	(141)
Free Cash Flow	$128	$(244)	$(106)	$(575)
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

A reconciliation of the numerator and denominator for diluted earnings or loss per share, the most directly comparable GAAP financial measure, to the numerator and denominator for Adjusted Diluted Earnings or Loss per Share in order to calculate Adjusted Diluted Earnings or Loss per Share, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(46)	$(378)	$(401)	$(697)
Adjustments to net loss
Equity-based compensation and related taxes	167	133	318	245
Provision for income taxes, net	2	1	4	2
Other:
Impairment and other related net charges	1	40	14	40
Restructuring charges	—	—	65	—
Gain on debt extinguishment	(100)	—	(100)	—
Numerator for Adjusted Diluted Earnings (Loss) per Share - Adjusted net income (loss)	$24	$(204)	$(100)	$(410)

Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	112	105	111	105
Adjustments to effect of dilutive securities:
Restricted stock units	1	—	—	—
Denominator for Adjusted Diluted Earnings (Loss) per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	113	105	$111	105
Diluted Loss per Share	$(0.41)	$(3.59)	$(3.60)	$(6.62)
Adjusted Diluted Earnings (Loss) per Share	$0.21	$(1.94)	$(0.90)	$(3.90)
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Purchases of Equity Securities
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Certain Information Regarding the Trading of Our Common Stock included in our Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding our authorized share repurchase programs. As of June 30, 2023, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.1 billion. There were no repurchases made during the three months ended June 30, 2023.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
4.1	Indenture, dated as of May 12, 2023, by and between Wayfair Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K	001-36666	5/12/2023	4.1
4.2	Form of 3.50% Convertible Senior Notes due 2028 (included in Exhibit 4.1).		8-K	001-36666	5/12/2023	4.2
10.1+	Wayfair Inc. 2023 Incentive Award Plan		10-Q	001-36666	5/4/2023	10.1+
10.2+	Form of Restricted Stock Unit Agreement under the 2023 Incentive Award Plan (adopted fiscal 2023)		10-Q	001-36666	5/4/2023	10.2+
10.3	Purchase Agreement, dated May 9, 2023, by and among Wayfair Inc. and Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representatives of the several Initial Purchasers.		8-K	001-36666	5/12/2023	10.1
10.4	Letter Agreement, dated May 9, 2023, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	5/12/2023	10.2
10.5	Letter Agreement, dated May 9, 2023, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	5/12/2023	10.3
10.6	Letter Agreement, dated May 9, 2023, between Barclays Bank PLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	5/12/2023	10.4
10.7	Letter Agreement, dated May 9, 2023, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	5/12/2023	10.5
10.8	Letter Agreement, dated May 9, 2023, between BNP Paribas and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	5/12/2023	10.6
10.9	Letter Agreement, dated May 9, 2023, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	5/12/2023	10.7
10.10	Letter Agreement, dated May 10, 2023, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.8
10.11	Letter Agreement, dated May 10, 2023, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.9
10.12	Letter Agreement, dated May 10, 2023, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.10
10.13	Letter Agreement, dated May 10, 2023, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.11
10.14	Letter Agreement, dated May 10, 2023, between BNP Paribas and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.12

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	File No.	Filing Date	Exhibit Number
10.15	Letter Agreement, dated May 10, 2023, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.13
10.16	Amendment No. 2 to the Credit Agreement, dated June 13, 2023, among Wayfair Inc., Wayfair LLC and Citibank, N.A. as the Administrative Agent	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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

WAYFAIR INC.
Date: August 3, 2023	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 3, 2023	By:	/s/ KATE GULLIVER
Kate Gulliver
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)