Form 10-Q
period 2023-09-30
Wayfair Inc.
filed 2023-11-01
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at October 25, 2023
Class A Common Stock, $0.001 par value per share	92,255,917
Class B Common Stock, $0.001 par value per share	25,691,295

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WAYFAIR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,281	$1,050
Short-term investments	—	228
Accounts receivable, net	132	272
Inventories	79	90
Prepaid expenses and other current assets	292	293
Total current assets	1,784	1,933
Operating lease right-of-use assets	778	839
Property and equipment, net	751	774
Other non-current assets	47	34
Total assets	$3,360	$3,580
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,173	$1,204
Other current liabilities	823	868
Total current liabilities	1,996	2,072
Long-term debt	3,207	3,137
Operating lease liabilities, net of current	827	893
Other non-current liabilities	38	28
Total liabilities	6,068	6,130
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at September 30, 2023 and December 31, 2022	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 90,489,548 and 82,903,862 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 25,691,295 and 25,691,397 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,142	737
Accumulated deficit	(3,844)	(3,280)
Accumulated other comprehensive loss	(6)	(7)
Total stockholders' deficit	(2,708)	(2,550)
Total liabilities and stockholders' deficit	$3,360	$3,580
See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except per share data)
Net revenue	$2,944	$2,840	$8,889	$9,117
Cost of goods sold	2,027	2,016	6,166	6,594
Gross profit	917	824	2,723	2,523
Operating expenses:
Customer service and merchant fees	136	156	419	469
Advertising	337	353	1,016	1,067
Selling, operations, technology, general and administrative	596	656	1,850	1,970
Impairment and other related net charges	—	—	14	40
Restructuring charges	—	31	65	31
Total operating expenses	1,069	1,196	3,364	3,577
Loss from operations	(152)	(372)	(641)	(1,054)
Interest expense, net	(5)	(5)	(15)	(19)
Other expense, net	(4)	(1)	(2)	—
Gain on debt extinguishment	—	96	100	96
Loss before income taxes	(161)	(282)	(558)	(977)
Provision for income taxes, net	2	1	6	3
Net loss	$(163)	$(283)	$(564)	$(980)
Loss per share:
Basic	$(1.40)	$(2.66)	$(4.99)	$(9.28)
Diluted	$(1.40)	$(2.66)	$(4.99)	$(9.28)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	116	106	113	106
Diluted	116	106	113	106

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Net loss	$(163)	$(283)	$(564)	$(980)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1)	(2)	—	(5)
Net unrealized gain (loss) on available-for-sale investments	—	—	1	(2)
Comprehensive loss	$(164)	$(285)	$(563)	$(987)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit

	(in millions)
Balance at June 30, 2022	106	$—	$513	$(2,646)	$(12)	$(2,145)
Net loss	—	—	—	(283)	—	(283)
Other comprehensive loss	—	—	—	—	(2)	(2)
Equity-based compensation	—	—	132	—	—	132
Premiums paid for capped calls	—	—	(80)	—		(80)
Balance at September 30, 2022	106	$—	$565	$(2,929)	$(14)	$(2,378)

Balance at June 30, 2023	113	$—	$988	$(3,681)	$(5)	$(2,698)
Net loss	—	—	—	(163)	—	(163)
Other comprehensive loss	—	—	—	—	(1)	(1)
Issuance of common stock upon vesting of RSUs	3	—	—	—	—	—
Equity-based compensation	—	—	154	—	—	154
Balance at September 30, 2023	116	$—	$1,142	$(3,844)	$(6)	$(2,708)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Nine Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit

	(in millions)
Balance at December 31, 2021	105	$—	$337	$(1,949)	$(7)	$(1,619)
Net loss	—	—	—	(980)	—	(980)
Other comprehensive loss	—	—	—	—	(7)	(7)
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation	—	—	383	—	—	383
Repurchase of common stock	(1)	—	(75)	—	—	(75)
Premiums paid for capped calls	—	—	(80)	—	—	(80)
Balance at September 30, 2022	106	$—	$565	$(2,929)	$(14)	$(2,378)

Balance at December 31, 2022	109	$—	$737	$(3,280)	$(7)	$(2,550)
Net loss	—	—	—	(564)	—	(564)
Other comprehensive income	—	—	—	—	1	1
Issuance of common stock upon vesting of RSUs	7	—	—	—	—	—
Equity-based compensation	—	—	492	—	—	492
Premiums paid for capped calls	—	—	(87)	—	—	(87)
Balance at September 30, 2023	116	$—	$1,142	$(3,844)	$(6)	$(2,708)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(in millions)
Cash flows from (for) operating activities:
Net loss	$(564)	$(980)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	312	270
Equity-based compensation expense	447	355
Amortization of discount and issuance costs on convertible notes	6	7
Impairment and other related net charges	14	40
Gain on debt extinguishment	(100)	(96)
Other non-cash adjustments	—	20
Changes in operating assets and liabilities:
Accounts receivable, net	140	(113)
Inventories	11	(35)
Prepaid expenses and other current assets	17	39
Other assets	2	—
Accounts payable and other current liabilities	(106)	(294)
Other liabilities	12	15
Net cash provided by (used in) operating activities	191	(772)

Cash flows for investing activities:
Purchase of short- and long-term investments	(4)	(420)
Sale and maturities of short- and long-term investments	229	550
Purchase of property and equipment	(101)	(136)
Site and software development costs	(154)	(205)
Net cash used in investing activities	(30)	(211)

Cash flows from financing activities:
Repurchase of common stock	—	(75)
Proceeds from issuance of convertible notes, net of issuance costs	678	678
Premiums paid for capped call confirmations	(87)	(80)
Payment of principal upon maturity of convertible debt	—	(3)
Payments to extinguish convertible debt	(514)	(504)
Net cash provided by financing activities	77	16
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	241	(975)

Cash, cash equivalents and restricted cash
Beginning of period	$1,050	$1,706
End of period	$1,291	$731

See notes to unaudited condensed consolidated financial statements

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

	(in millions)
Supplemental cash flow information:
Cash paid for interest on long-term debt	$40	$26
Purchase of property and equipment included in accounts payable and other liabilities	$(8)	$14

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,281	$731
Restricted cash included within prepaid expenses and other current assets	10	—
Total cash, cash equivalents and restricted cash	$1,291	$731

See notes to unaudited condensed consolidated financial statements.

Wayfair Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are those of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, “Wayfair,” “the Company" or similar terms refer to Wayfair Inc. and its subsidiaries. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Furthermore, interim results are not necessarily indicative of the results for the full year ended December 31, 2023 or future periods.
The Company has identified significant accounting policies that are critical to understanding its business and results of operations. Wayfair believes that there have been no significant changes during the three and nine months ended September 30, 2023 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
The Company has considered recently issued accounting pronouncements and does not believe that any are applicable or expected to have a material impact on the consolidated financial statements.
2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of September 30, 2023, accounts receivable was $132 million, net of allowance for credit losses of $33 million. As of December 31, 2022, accounts receivable was $272 million, net of allowance for credit losses of $24 million. The changes in the allowance for credit losses were not material for the three and nine months ended September 30, 2023. Management believes credit risk is mitigated for the three and nine months ended September 30, 2023, as approximately 99.4% and 99.5%, respectively, of the net revenue recognized was collected in advance of recognition.
Contract Liabilities
Contract liabilities included in other current liabilities were $214 million at September 30, 2023 and $224 million at December 31, 2022. During the nine months ended September 30, 2023, Wayfair recognized $152 million of net revenue that was included within other current liabilities as of December 31, 2022.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 10, Segment and Geographic Information, for additional information.
Impairment and Other Related Net Charges
During the nine months ended September 30, 2023, Wayfair recorded charges of $14 million, inclusive of $5 million related to consolidation of certain customer service centers and $9 million related to construction in progress assets at identified U.S. locations. These charges are recorded within impairment and other related net charges on the condensed consolidated statements of operations.
Restructuring Charges
In January 2023, Wayfair announced an update to the Company’s cost efficiency plan, including a workforce reduction involving approximately 1,750 employees. As a result of this workforce reduction, during the nine months ended September 30,

2023, Wayfair incurred $65 million of charges recorded within restructuring charges on the condensed consolidated statements of operations. Wayfair does not expect to incur any further material charges related to this workforce reduction. The charges consisted primarily of one-time employee severance and benefit costs.
3. Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements
Investments
As of September 30, 2023 and December 31, 2022, Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the three and nine months ended September 30, 2023 and 2022, Wayfair did not have any realized gains or losses.
During the three and nine months ended September 30, 2023 and 2022, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. As of September 30, 2023 and December 31, 2022, Wayfair did not have an allowance for credit losses recorded related to its available-for-sale debt securities.
The following table presents details of Wayfair’s investment securities:

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

The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$913	$—	$—	$913
Cash equivalents	368	—	—	368
Total cash and cash equivalents	1,281	—	—	1,281
Prepaid expenses and other current assets:
Certificate of deposit (1)	10	—	—	10
Total	$1,291	$—	$—	$1,291
(1) The certificate of deposit is classified as restricted cash that is primarily restricted to funds held in collateral.

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$430	$—	$—	$430
Cash equivalents	620	—	—	620
Total cash and cash equivalents	1,050	—	—	1,050
Short-term investments:
Investment securities	—	228	—	228
Total	$1,050	$228	$—	$1,278

4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing:

	September 30, 2023			December 31, 2022
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

	(in millions)
Revolving Credit Facility			$—			$—
2024 Notes	$117	$—	117	$200	$(1)	199
2025 Notes	754	(3)	751	1,289	(8)	1,281
2026 Notes	949	(6)	943	949	(7)	942
2027 Notes	690	(11)	679	690	(12)	678
2028 Notes	690	(11)	679	—	—	—
2025 Accreting Notes	38	—	38	37	—	37
Total Debt			$3,207			$3,137
Short-term debt			—			—
Long-term debt			$3,207			$3,137

Revolving Credit Facility
Wayfair has a five-year senior secured revolving credit facility (the “Revolver”), which matures on March 24, 2026, and provides for non-amortizing revolving loans in an aggregate amount of $600 million. Under the Revolver, Wayfair may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had $76 million in outstanding letters of credit as of September 30, 2023, primarily as security for lease agreements. As of September 30, 2023, there were no revolving loans outstanding under the Revolver.
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
The conditional conversion features of the 2028 Notes were triggered during the calendar quarter ended September 30, 2023, and the 2028 Notes therefore became convertible in the calendar quarter ended December 31, 2023 pursuant to the applicable last reported sales price condition. Because the conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes were not triggered during the calendar quarter ended September 30, 2023, the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes are not convertible during the calendar quarter ended December 31, 2023 pursuant to the applicable last reported sales price conditions.
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

Proceeds from 2028 Notes Transactions and Partial Extinguishment of 2024 Notes and 2025 Notes
The net transaction amount from the issuance of the 2028 Notes, in the second quarter of 2023, was $591 million after deducting the initial purchasers’ discounts, the offering expenses payable by Wayfair and the net proceeds used to purchase the 2028 Capped Calls.
Additionally, during the second quarter of 2023, Wayfair used $514 million of the net transaction amount to repurchase for cash $83 million aggregate principal amount of the 2024 Notes and $535 million aggregate principal amount of the 2025 Notes in privately negotiated repurchase transactions. In accounting for the repurchases of the 2024 Notes and 2025 Notes, Wayfair recorded a $100 million gain on debt extinguishment, representing the difference between the cash paid for principal of $514 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $614 million. Wayfair intends to use the remaining net proceeds from the issuance of the 2028 Notes for working capital and general corporate purposes, including, but not limited to, operating and capital expenditures. Wayfair may also use a portion of the net proceeds to finance acquisitions, strategic transactions, investments, repurchases of Class A common stock or the repayment, redemption, purchase or exchange of indebtedness (including the Notes).
Conversions of Notes
During the three and nine months ended September 30, 2023, there were no conversions of the Notes.
Interest Expense
During the three months ended September 30, 2023, Wayfair recognized contractual interest expense and debt discount amortization of $15 million and $3 million, respectively, and during the nine months ended September 30, 2023, contractual interest expense and debt discount amortization of $40 million and $6 million, respectively.
During the three months ended September 30, 2022, Wayfair recognized contractual interest expense and debt discount amortization of $7 million and $2 million, respectively, and during the nine months ended September 30, 2022, contractual interest expense and debt discount amortization of $21 million and $6 million, respectively.
Fair Value of Notes
As of September 30, 2023, the estimated fair value of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2025 Accreting Notes was $115 million, $650 million, $771 million, $841 million, $1.0 billion and $31 million, respectively. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs including volatility and credit spread. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements. As of

September 30, 2023, the if-converted value of the 2028 Notes exceeded the principal value by $223 million. As of September 30, 2023, the if-converted value of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2025 Accreting Notes did not exceed the principal value.
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

5. Commitments and Contingencies
Legal Matters
From time to time, Wayfair is involved in litigation matters and other legal claims that arise during the ordinary course of business. The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Litigation and legal claims are inherently unpredictable and claims cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s results of operations or financial condition, and regardless of the outcome, these matters can be costly and time consuming, as it can divert management's attention from important business matters and initiatives, negatively impacting Wayfair's overall operations. In addition, Wayfair may also find itself at greater risk to outside party claims as it increases its operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear.
However, Wayfair does not currently believe that the outcome of any legal matters will have a material adverse effect on Wayfair’s results of operations or financial condition.
Canada Border Services Agency
The Canada Border Services Agency (“CBSA”) is examining Wayfair’s payment of duties under the Special Measures Import Act (the “CBSA review”) for goods imported into Canada for the years ended December 31, 2023 and 2022 and part of the year ended December 31, 2021. As of September 30, 2023, the estimated potential liability for the CBSA review is $10 million and is recorded within other current liabilities in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2023 approximately $7 million was recorded to cost of sales and approximately $1 million was recorded to selling, operations, technology, general and administrative within the condensed consolidated statements of operations.
Because loss contingencies are inherently unpredictable, this assessment is subjective and requires judgments about future events. As a result, it is at least reasonably possible that this estimate may change in the near term and the effect of the potential change could be material. Wayfair believes it has substantial factual and legal grounds to contest certain elements of the CBSA review, along with any associated interest.

6. Stockholders’ Deficit
Common Stock
Since Wayfair's initial public offering through September 30, 2023, 56,347,119 shares of Class B common stock were converted to the same number of shares of Class A common stock.
Stock Repurchase Programs
During the three and nine months ended September 30, 2023, Wayfair did not repurchase any shares of Class A common stock under its stock repurchase programs.
During the three months ended September 30, 2022, Wayfair did not repurchase any shares of Class A common stock. During the nine months ended September 30, 2022, Wayfair repurchased 548,173 shares of Class A common stock for $75 million under its stock repurchase programs.
7. Equity-Based Compensation
In April 2023, Wayfair’s stockholders approved the 2023 Incentive Award Plan (the “2023 Plan”) to replace Wayfair’s 2014 Incentive Award Plan, as amended (the “2014 Plan” and, together with the 2023 Plan, the “Incentive Plans”). The Incentive Plans were adopted by the board of directors (the “Board”) to grant cash and equity incentive awards to eligible participants in order to attract, motivate and retain talent. The Incentive Plans are administered by the Board for awards to non-employee directors and by the compensation committee of the Board for other participants and provide for the issuance of equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance awards and stock payments.
Under the 2023 Plan, 20,525,663 shares of Class A common stock initially were available for future award grants. As of September 30, 2023, 16,452,692 shares of Class A common stock remained available for future grant under the 2023 Plan.

The following table presents activity relating to RSUs for the nine months ended September 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	10,170,203	$100.05
RSUs granted	4,815,022	$45.41
RSUs vested	(7,585,420)	$62.84
RSUs forfeited/canceled	(1,888,574)	$108.06
Unvested at September 30, 2023	5,511,231	$100.75
The intrinsic value of RSUs that vested during the nine months ended September 30, 2023 and 2022 were $411 million and $210 million, respectively. As of September 30, 2023, the aggregate intrinsic value of unvested RSUs was $334 million.
As of September 30, 2023, unrecognized equity-based compensation expense related to RSUs expected to vest over time is $409 million with a weighted-average remaining vesting term of 0.8 years.
Equity-based compensation was classified as follows in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Cost of goods sold	$2	$3	$7	$8
Customer service and merchant fees	6	8	22	24
Selling, operations, technology, general and administrative	131	111	418	323
Total equity-based compensation expense	$139	$122	$447	$355
Equity-based compensation costs capitalized as software costs were $15 million and $45 million for the three and nine months ended September 30, 2023, respectively, and $10 million and $28 million for the three and nine months ended September 30, 2022, respectively.
8. Income Taxes
The provision for income taxes, net recorded during the three and nine months ended September 30, 2023 is primarily related to income tax benefits for tax losses earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, as well as related changes in increases in the Company’s valuation allowance on deferred tax assets, as well as some U.S. state minimum and foreign taxes. Wayfair had no material unrecognized tax benefits as of September 30, 2023 and December 31, 2022.
9. Loss per Share
Wayfair follows the two-class method when computing earnings or loss per share for its two issued classes of common stock - Class A and Class B. Basic earnings or loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings or loss per share is computed using the weighted-average number of shares of common stock outstanding during the period plus, if dilutive, common stock equivalents outstanding during the period and stock issuable upon conversion of the convertible debt instruments. Wayfair's common stock equivalents consist of shares issuable upon the release of restricted stock units. The dilutive effect of these common stock equivalents is reflected in diluted earnings or loss per share by application of the treasury stock method. The dilutive effect of shares issuable upon conversion of the convertible debt instruments is included in the calculation of diluted earnings or loss per share under the if-converted method.
For periods in which Wayfair has reported net losses, diluted loss per share is the same as basic loss per share, as the effects of common stock equivalents outstanding and shares issuable upon conversion of convertible debt instruments are antidilutive and, therefore, excluded from the calculation of diluted loss per share.
Wayfair allocates undistributed earnings between the classes on a one-to-one basis when computing earnings or loss per share. As a result, basic and diluted earnings or loss per Class A and Class B shares are equivalent.

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(163)	$(283)	$(564)	$(980)
Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	116	106	113	106
Loss per share
Basic	$(1.40)	$(2.66)	$(4.99)	$(9.28)
Diluted	$(1.40)	$(2.66)	$(4.99)	$(9.28)
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted loss per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Unvested restricted stock units	6	8	6	8
Shares related to convertible debt instruments	36	26	36	26
Total	42	34	42	34
Wayfair may settle conversions of the Non-Accreting Notes in cash, shares of Wayfair’s Class A common stock or any combination thereof at its election. Wayfair will settle conversions of the 2025 Accreting Notes in shares of Wayfair’s Class A common stock. The Capped Calls are generally expected to reduce the potential dilution of Wayfair's Class A common stock upon any conversion of the Notes and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Notes upon conversion of the Notes to the extent the market price per share of Wayfair’s Class A common stock is greater than the strike price of the Capped Calls (which corresponds to the initial conversion prices of the Non-Accreting Notes, subject to certain adjustments under the terms of the Capped Calls), with such reduction and/or offset capped at the Initial Cap Price.
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
The following tables present net revenue and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
U.S. net revenue	$2,572	$2,440	$7,772	$7,778
International net revenue	372	400	1,117	1,339
Total net revenue	$2,944	$2,840	$8,889	$9,117

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Adjusted EBITDA:
U.S.	$123	$(51)	$313	$(109)
International	(23)	(73)	(99)	(236)
Total reportable segments Adjusted EBITDA	100	(124)	214	(345)
Less: reconciling items (1)	(263)	(159)	(778)	(635)
Net loss	$(163)	$(283)	$(564)	$(980)

(1)The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Depreciation and amortization	$106	$94	$312	$270
Equity-based compensation and related taxes	146	123	464	368
Interest expense, net	5	5	15	19
Other expense, net	4	1	2	—
Provision for income taxes, net	2	1	6	3
Other:
Impairment and other related net charges (a)	—	—	14	40
Restructuring charges (b)	—	31	65	31
Gain on debt extinguishment (c)	—	(96)	(100)	(96)
Total reconciling items	$263	$159	$778	$635

(a)
During the nine months ended September 30, 2023, Wayfair recorded charges of $14 million, inclusive of $5 million related to consolidation of certain customer service centers and $9 million related to construction in progress assets at identified U.S. locations. During the nine months ended September 30, 2022, Wayfair recorded $40 million of lease impairment and other charges related to changes in market conditions around future sublease income for one office location in the U.S.

(b)
During the nine months ended September 30, 2023, Wayfair incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions. During the three and nine months ended September 30, 2022, Wayfair incurred $31 million of charges consisting primarily of one-time employee severance and benefit costs associated with the August 2022 workforce reductions.

(c)
During the nine months ended September 30, 2023, Wayfair recorded a $100 million gain on debt extinguishment upon repurchase of $83 million in aggregate principal amount of the 2024 Notes and $535 million in aggregate principal amount of the 2025 Notes. During the three and nine months ended September 30, 2022, Wayfair recorded a $96 million gain on debt extinguishment upon repurchase of $375 million aggregate principal amount of the 2024 Notes and $229 million in aggregate principal amount of the 2025 Notes.

See “Non-GAAP Financial Measures” in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for more information regarding the use of Adjusted EBITDA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, including our financial outlook and profitability goals, the financial impact and expected savings of our recent reduction in workforce, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, including our international expansion and omni-channel strategy, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments and the impact of macroeconomic events, interest rates and rising inflation, and our response to such events, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.
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
•geopolitical events, natural disasters, public health emergencies, civil disturbances and terrorist attacks; and
•developments in, and the outcome of, legal and regulatory proceedings and investigations to which we are a party or are subject, and the liabilities, obligations and expenses, if any, that we may incur in connection therewith.
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
All dollar and percentage comparisons made refer to the three and nine ended September 30, 2023, compared with the three and nine ended September 30, 2022, unless otherwise noted.

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
In the third quarter of 2023, our business generated higher sales compared to the third quarter of 2022. As of September 30, 2023, we had 22 million active customers and 79.7% of third quarter 2023 orders came from repeat buyers. The higher sales were a function of increased order volume, partially offset by normalization in average order value as we lapped a period of intense inflation in 2022. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.
Global Considerations
We are continuing to closely monitor macroeconomic impacts, including, but not limited to, geopolitical events and rising and fluctuating interest rates and inflation on our business, results of operations and financial results. These developments have and may continue to negatively impact global economic activity and consumer behavior, which have and may continue to adversely affect our business and our results of operations. As our customers react to these global economic conditions, we may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.
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
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except LTM net revenue per active customer, average order value and per share data)
Key Financial Statement Metrics:
Net revenue	$2,944	$2,840	$8,889	$9,117
Gross profit	$917	$824	$2,723	$2,523
Loss from operations	$(152)	$(372)	$(641)	$(1,054)
Net loss	$(163)	$(283)	$(564)	$(980)
Loss per share:
Basic	$(1.40)	$(2.66)	$(4.99)	$(9.28)
Diluted	$(1.40)	$(2.66)	$(4.99)	$(9.28)
Net cash provided by (used in) operating activities	$121	$(431)	$191	$(772)
Key Operating Metrics:
Active customers (1)	22	23	22	23
LTM net revenue per active customer (2)	$538	$547	$538	$547
Orders delivered (3)	10	9	30	29
Average order value (4)	$297	$325	$297	$313
Non-GAAP Financial Measures:
Adjusted EBITDA	$100	$(124)	$214	$(345)
Free Cash Flow	$42	$(538)	$(64)	$(1,113)
Adjusted Diluted Loss per share	$(0.13)	$(2.11)	$(1.02)	$(5.99)
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

Results of Consolidated Operations
Comparison of the three months ended September 30, 2023 and 2022
Net revenue
During the three months ended September 30, 2023, net revenue increased by $104 million, or 3.7%, compared to the same period in 2022. The increase in net revenue was due to increased orders partially offset by decreased average order value attributable to normalization of inflationary pressures in the supply chain compared to the same period in 2022. Additionally, LTM orders per active customer increased during the three months ended September 30, 2023 compared to the same period in 2022.
During the three months ended September 30, 2023, our United States (“U.S.”) net revenue increased by 5.4% and International net revenue decreased by 7.0% compared to the same period in 2022. During the three months ended September 30, 2023, International Net Revenue Constant Currency Growth was (7.8)% (see “Non-GAAP Financial Measures” below).

	Three Months Ended September 30,
	2023	2022	% Change

	(in millions)
U.S. net revenue	$2,572	$2,440	5.4%
International net revenue	372	400	(7.0)%
Net revenue	$2,944	$2,840	3.7%
For more information on our segments, see Note 10 Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the three months ended September 30, 2023, cost of goods sold increased by $11 million, or 0.5%, as compared to the same period in 2022. The increase in cost of goods sold is primarily driven by the increase in orders delivered.
As a percentage of net revenue, cost of goods sold decreased to 68.9% for the three months ended September 30, 2023 compared to 71.0% in the same period in 2022 due to mix shifts, operational efficiencies and decreased logistics costs.

	Three Months Ended September 30,
	2023	2022	% Change

	(in millions)
Cost of goods sold	$2,027	$2,016	0.5%
As a percentage of net revenue	68.9%	71.0%

Operating expenses
Operating expenses consist of customer service and merchant fees, advertising, selling, operations, technology, general and administrative expenses and restructuring charges. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Three Months Ended September 30,
	2023	2022	% Change

	(in millions)
Customer service and merchant fees (2)	$136	$156	(12.8)%
Advertising	337	353	(4.5)%
Selling, operations, technology, general and administrative (2)	596	656	(9.1)%
Restructuring charges	—	31	n.m. (1)
Total operating expenses	$1,069	$1,196	(10.6)%
As a percentage of net revenue:
Customer service and merchant fees (2)	4.6%	5.5%
Advertising	11.4%	12.4%
Selling, operations, technology, general and administrative (2)	20.2%	23.1%
Restructuring charges	—%	1.1%
	36.2%	42.1%
(1) Not meaningful (n.m.) year-over-year comparison
(2) Includes equity-based compensation and related taxes as follows:

	Three Months Ended September 30,
	2023	2022

	(in millions)
Customer service and merchant fees	$7	$8
Selling, operations, technology, general and administrative	$137	$113
During the three months ended September 30, 2023, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative increased by $23 million, or 19.0% compared to the same period in 2022, driven by increased vested restricted stock units in 2023 compared to the same period in 2022.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three Months Ended September 30,
	2023	2022

Customer service and merchant fees	4.4%	5.2%
Selling, operations, technology, general and administrative	15.6%	19.1%
Customer Service and Merchant Fees
During the three months ended September 30, 2023, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees decreased by $19 million, or 12.8%, compared to the same period in 2022. The decrease in customer service and merchant fees is primarily due to the decrease in compensation costs in 2023 compared to the same period in 2022.
As a percentage of net revenue, total customer service and merchant fees decreased to 4.6% for the three months ended September 30, 2023 compared to 5.5% in the same period in 2022 primarily due to decreased compensation costs.

Advertising
During the three months ended September 30, 2023, our advertising expenses decreased by $16 million, or 4.5%, as compared to the same period in 2022. The decrease reflects our response to changing market conditions as we sought to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses decreased to 11.4% for the three months ended September 30, 2023 compared to 12.4% in the same period in 2022 due, in part, to changes in advertising channel mix and our efforts to drive efficiency across our channel portfolio.
Selling, operations, technology, general and administrative
During the three months ended September 30, 2023, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $84 million, or 15.5% as compared to the same period in 2022. The decrease is primarily due to decreased personnel and information technology costs, partially offset by increased depreciation and amortization.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 20.2% for the three months ended September 30, 2023 compared to 23.1% in the same period in 2022, primarily due to decreased compensation costs and increased net revenue.
Restructuring charges
During the three months ended September 30, 2023, we incurred no restructuring charges, compared to restructuring charges of $31 million for the same period in 2022. The charges incurred during the three months ended September 30, 2022 consisted primarily of one-time employee severance and benefit costs associated with the August 2022 workforce reductions.
Interest expense, net
During the three months ended September 30, 2023, our interest expense, net remained constant compared to the same period in 2022.

	Three Months Ended September 30,
	2023	2022	% Change

	(in millions)
Interest expense, net	$(5)	$(5)	—%
Other expense, net
During the three months ended September 30, 2023, other expense, net increased by $3 million or 300.0% compared to the same period in 2022. Included in other expense, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Three Months Ended September 30,
	2023	2022	% Change

	(in millions)
Other expense, net	$(4)	$(1)	300.0%
Gain on debt extinguishment
During the three months ended September 30, 2023, we recorded no gain on debt extinguishment, compared to a $96 million gain on debt extinguishment recorded for the same period in 2022. In connection with the issuance of our 2027 Notes, we recorded a $96 million gain on debt extinguishment for the three months ended September 30, 2022, representing the difference between the cash paid for principal of $504 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $600 million.

	Three Months Ended September 30,
	2023	2022	% Change

	(in millions)
Gain on debt extinguishment	$—	$96	n.m. (1)
(1) Not meaningful (n.m.) year-over-year comparison
Provision for income taxes, net
During the three months ended September 30, 2023, our provision for income taxes, net increased by $1 million or 100.0% compared to the same period in 2022, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes. Refer to Note 8, Income Taxes, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended September 30,
	2023	2022	% Change

	(in millions)
Provision for income taxes, net	$2	$1	100.0%
Comparison of the nine months ended September 30, 2023 and 2022
Net revenue
During the nine months ended September 30, 2023, net revenue decreased by $228 million, or 2.5%, compared to the same period in 2022, which reflects recent macroeconomic pressures felt by consumers. The decrease in net revenue was due to lower average order value due, in part, to normalization of inflationary pressures in the supply chain compared to the same period in 2022.
During the nine months ended September 30, 2023, our U.S net revenue decreased by 0.1% and International net revenue decreased by 16.6% compared to the same period in 2022. During the nine months ended September 30, 2023, International Net Revenue Constant Currency Growth was (13.8)% (see “Non-GAAP Financial Measures” below).

	Nine Months Ended September 30,
	2023	2022	% Change

	(in millions)
U.S. net revenue	$7,772	$7,778	(0.1)%
International net revenue	1,117	1,339	(16.6)%
Net revenue	$8,889	$9,117	(2.5)%
For more information on our segments, see Note 10 Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the nine months ended September 30, 2023, cost of goods sold decreased by $428 million, or 6.5%, compared to the same period in 2022. The decrease in cost of goods sold is primarily driven by operational cost savings initiatives.
As a percentage of net revenue, cost of goods sold decreased to 69.4% for the nine months ended September 30, 2023 compared to 72.3% in the same period in 2022 due to mix shifts, operational efficiencies and decreased logistics costs.

	Nine Months Ended September 30,
	2023	2022	% Change

	(in millions)
Cost of goods sold	$6,166	$6,594	(6.5)%
As a percentage of net revenue	69.4%	72.3%
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

	Nine Months Ended September 30,
	2023	2022	% Change

	(in millions)
Customer service and merchant fees (1)	$419	$469	(10.7)%
Advertising	1,016	1,067	(4.8)%
Selling, operations, technology, general and administrative (1)	1,850	1,970	(6.1)%
Impairment and other related net charges	14	40	(65.0)%
Restructuring charges	65	31	109.7%
Total operating expenses	$3,364	$3,577	(6.0)%
As a percentage of net revenue:
Customer service and merchant fees (1)	4.7%	5.1%
Advertising	11.4%	11.7%
Selling, operations, technology, general and administrative (1)	20.8%	21.6%
Impairment and other related net charges	0.2%	0.4%
Restructuring charges	0.7%	0.3%
	37.8%	39.1%
(1) Includes equity-based compensation and related taxes as follows:

	Nine Months Ended September 30,
	2023	2022

	(in millions)
Customer service and merchant fees	$23	$25
Selling, operations, technology, general and administrative	$434	$335
During the nine months ended September 30, 2023, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative increased by $97 million, or 26.9% compared to the same period in 2022, driven by increased vested restricted stock units in 2023 compared to the same period in 2022.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Nine Months Ended September 30,
	2023	2022
Customer service and merchant fees	4.5%	4.9%
Selling, operations, technology, general and administrative	15.9%	17.9%

Customer Service and Merchant Fees
During the nine months ended September 30, 2023, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees decreased by $48 million, or 10.8% compared to the same period in 2022. The decrease in customer service and merchant fees is primarily due to decreased compensation costs in 2023 compared to the same period in 2022.
As a percentage of net revenue, total customer service and merchant fees decreased to 4.7% for the nine months ended September 30, 2023 compared to 5.1% in the same period in 2022 due to decreased compensation costs.
Advertising
During the nine months ended September 30, 2023, our advertising expenses decreased by $51 million or 4.8% as compared to the same period in 2022. The decrease reflects our response to changing market conditions as we sought to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses decreased to 11.4% for the nine months ended September 30, 2023 compared to 11.7% in 2022 due in part to maintaining efficiencies in our advertising channel mix and our efforts to drive efficiency across our channel portfolio.
Selling, operations, technology, general and administrative
During the nine months ended September 30, 2023, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $219 million, or 13.4% compared to the same period in 2022. The decrease is primarily due to decreased personnel and information technology costs, partially offset by increased depreciation and amortization.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 20.8% for the nine months ended September 30, 2023 compared to 21.6% in the same period in 2022, primarily due to decreased compensation costs.
Impairment and other related net charges
During the nine months ended September 30, 2023, impairment and other related charges decreased by $26 million or 65.0% as compared to the same period in 2022. As a percentage of net revenue, impairment and other related net charges decreased to 0.2% from 0.4% in the same period in 2022.
During the nine months ended September 30, 2023, we recorded charges of $14 million, inclusive of $5 million related to consolidation of certain customer service centers and $9 million related to construction in progress assets at identified U.S. locations. During the nine months ended September 30, 2022, we recorded a charge of $40 million inclusive of $32 million of noncash impairment of the right-of-use asset, $7 million for the non-cash impairment of fixed assets at identified U.S. locations and the remainder for other items.
Restructuring charges
During the nine months ended September 30, 2023, restructuring charges increased by $34 million or 109.7% as compared to the same period in 2022. As a percentage of net revenue, restructuring charges increased to 0.7% from 0.3% in the same period in 2022.
During the nine months ended September 30, 2023, we incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions. During the nine months ended September 30, 2022, we incurred $31 million of charges consisting primarily of one-time employee severance and benefit costs associated with the August 2022 workforce reductions.

Interest expense, net
During the nine months ended September 30, 2023, our interest expense, net decreased by $4 million, or 21.1%, compared to the same period in 2022, primarily driven by higher interest income.

	Nine Months Ended September 30,
	2023	2022	% Change

	(in millions)
Interest expense, net	$(15)	$(19)	(21.1)%
Other expense, net
During the nine months ended September 30, 2023, we recorded other expense, net of $2 million compared to no other expense, net recorded for the same period in 2022. Included in other expense, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Nine Months Ended September 30,
	2023	2022	% Change

	(in millions)
Other expense, net	$(2)	$—	n.m. (1)
(1) Not meaningful (n.m.) year-over-year comparison
Gain on debt extinguishment
During the nine months ended September 30, 2023, our gain on debt extinguishment increased by $4 million or 4.2% compared to the same period in 2022. In connection with the issuance of our 2028 Notes, we recorded a $100 million gain on debt extinguishment, representing the difference between the cash paid for principal of $514 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $614 million. In connection with the issuance of our 2027 Notes, we recorded a $96 million gain on debt extinguishment, representing the difference between the cash paid for principal of $504 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $600 million.
Refer to Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements and Supplementary Data, of this Quarterly Report on Form 10-Q for additional information.

	Nine Months Ended September 30,
	2023	2022	% Change

	(in millions)
Gain on debt extinguishment	$100	$96	4.2%

Provision for income taxes, net
During the nine months ended September 30, 2023, our provision for income taxes, net increased by $3 million or 100.0% compared to the same period in 2022, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes. Refer to Note 8, Income Taxes, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Nine Months Ended September 30,
	2023	2022	% Change

	(in millions)
Provision for income taxes, net	$6	$3	100.0%

Liquidity and Capital Resources
Sources of Liquidity
At September 30, 2023, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.3 billion. Additionally, we have a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). As of September 30, 2023, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for $76 million as of September 30, 2023, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity for the periods presented:

	September 30,	December 31,
	2023	2022

	(in millions)
Cash and cash equivalents	$1,281	$1,050
Short-term investments	—	228
Total liquidity	$1,281	$1,278
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
Credit Agreement and Convertible Debt
As of September 30, 2023, we had $3.2 billion principal amount of indebtedness outstanding.
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

The conditional conversion features of the 2028 Notes were triggered during the calendar quarter ended September 30, 2023, and the 2028 Notes therefore became convertible in the calendar quarter ended December 31, 2023 pursuant to the applicable last reported sales price condition. Because the conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes (collectively with the 2028 Notes, the “Non-Accreting Notes” and together with the 2025 Accreting Notes, the “Notes”) were not triggered during the calendar quarter ended September 30, 2023, the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes are not convertible during the calendar quarter ended December 31, 2023 pursuant to the applicable last reported sales price conditions. The 2025 Accreting Notes are convertible at any time prior to the close of business on the second business day immediately preceding the maturity date. During the period ended September 30, 2023, there were no conversions of the Notes.
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
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the credit agreement governing the Revolver) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and convertible notes, see Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, we were in compliance with all the terms and conditions of our debt agreements.
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
The Repurchase Programs do not obligate us to purchase any shares of Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of September 30, 2023, we have repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.

Trends and Historical Cash Flows

	Nine Months Ended
	2023	2022

	(in millions)
Net loss	$(564)	$(980)
Net cash provided by (used in) operating activities	$191	$(772)
Net cash used in investing activities	$(30)	$(211)
Net cash provided by financing activities	$77	$16
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
Cash flows provided by operating activities increased by $963 million during the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase in net cash adjusted for non-cash items of $499 million and an increase of $464 million for cash provided by changes in operating assets and liabilities.
Investing Activities
Cash flows used in investing activities decreased by $181 million during the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to decreases in sales and maturities of short- and long-term investments of $321 million, partially offset by decreases in purchases of short- and long-term investments of $416 million and decreases in purchases of property and equipment and site and software development costs of $86 million.
Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 2.9% of net revenue for the nine months ended September 30, 2023 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments in our proprietary technology and operational platform.
Financing Activities
Cash flows provided by financing activities increased by $61 million during the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to $75 million of repurchases of our Class A common stock and $3 million of principal payments upon maturity of convertible debt, both of which occurred during the nine months ended September 30, 2022. These are partially offset by increased payments to extinguish convertible debt of $10 million and increased premiums paid for capped call confirmations of $7 million.
Contractual Obligations
During the nine months ended September 30, 2023, we entered into contractual obligations of $124 million for certain enforceable and legally binding software license and freight commitments. Other than the foregoing additional obligations, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table reflects the reconciliation of net income or loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Reconciliation of Adjusted EBITDA:
Net loss	$(163)	$(283)	$(564)	$(980)
Depreciation and amortization	106	94	312	270
Equity-based compensation and related taxes	146	123	464	368
Interest expense, net	5	5	15	19
Other expense, net	4	1	2	—
Provision for income taxes, net	2	1	6	3
Other:
Impairment and other related net charges (1)	—	—	14	40
Restructuring charges (2)	—	31	65	31
Gain on debt extinguishment (3)	—	(96)	(100)	(96)
Adjusted EBITDA	$100	$(124)	$214	$(345)

(1)
During the nine months ended September 30, 2023, we recorded charges of $14 million, inclusive of $5 million related to consolidation of certain customer service centers and $9 million related to construction in progress assets at identified U.S. locations. During the nine months ended September 30, 2022, we recorded $40 million of lease impairment and other charges related to changes in market conditions around future sublease income for one office location in the U.S.

(2)
During the nine months ended September 30, 2023, we incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions. During the three and nine months ended September 30, 2022, we incurred $31 million of charges consisting primarily of one-time employee severance and benefit costs associated with the August 2022 workforce reductions.

(3)
During the nine months ended September 30, 2023, we recorded a $100 million gain on debt extinguishment upon repurchase of $83 million in aggregate principal amount of our 2024 Notes and $535 million in aggregate principal amount of our 2025 Notes. During the three and nine months ended September 30, 2022, we recorded a $96 million gain on debt extinguishment upon repurchase of $375 aggregate principal amount of the 2024 Notes and $229 million in aggregate principal amount of the 2025 Notes.

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

The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions)
Net cash provided by (used in) operating activities	$121	$(431)	$191	$(772)
Purchase of property and equipment	(30)	(43)	(101)	(136)
Site and software development costs	(49)	(64)	(154)	(205)
Free Cash Flow	$42	$(538)	$(64)	$(1,113)
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

A reconciliation of the numerator and denominator for diluted earnings or loss per share, the most directly comparable GAAP financial measure, to the numerator and denominator for Adjusted Diluted Earnings or Loss per Share in order to calculate Adjusted Diluted Earnings or Loss per Share, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(163)	$(283)	$(564)	$(980)
Adjustments to net loss
Equity-based compensation and related taxes	146	123	464	368
Provision for income taxes, net	2	1	6	3
Other:
Impairment and other related net charges	—	—	14	40
Restructuring charges	—	31	65	31
Gain on debt extinguishment	—	(96)	(100)	(96)
Numerator for Adjusted Diluted Loss per Share - Adjusted net loss	$(15)	$(224)	$(115)	$(634)

Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	116	106	113	106
Denominator for Adjusted Diluted Loss per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	116	106	113	106
Diluted Loss per Share	$(1.40)	$(2.66)	$(4.99)	$(9.28)
Adjusted Diluted Loss per Share	$(0.13)	$(2.11)	$(1.02)	$(5.99)
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation matters and other legal claims that arise during the ordinary course of business. Litigation and legal claims are inherently unpredictable and cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations or financial condition, and regardless of the outcome, these matters can be costly and time consuming, as it can divert management's attention from important business matters and initiatives, negatively impacting our overall operations. In addition, we may be at greater risk to outside party claims as we increase our operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable or unclear.
We do not believe that the outcome of any legal matters to which we are presently a party will have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
As of the date of this report, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Recent Purchases of Equity Securities
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Certain Information Regarding the Trading of Our Common Stock included in our Annual Report on Form 10-K for the year ended December 31, 2022 for information regarding our authorized share repurchase programs. As of September 30, 2023, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.1 billion. There were no repurchases made during the three months ended September 30, 2023.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	File No.	Filing Date	Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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

WAYFAIR INC.
Date: November 1, 2023	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 1, 2023	By:	/s/ KATE GULLIVER
Kate Gulliver
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)