Form 10-K
period 2023-12-31
Wayfair Inc.
filed 2024-02-22
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 computed by reference to the closing sale price of $65.01 per share as reported on the New York Stock Exchange on that date was $5.5 billion.

Class	Outstanding at February 15, 2024
Class A Common Stock, $0.001 par value per share	94,668,636
Class B Common Stock, $0.001 par value per share	25,691,295
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after the end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Wayfair Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2023

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, including our financial outlook and profitability goals, the financial impact and expected savings of our recent reduction in workforce, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, including our international expansion and omni-channel strategy, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments and the impact of macroeconomic events, including interest rates and rising inflation, and our response to such events, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.
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
Factors that could cause or contribute to differences in our future results include, without limitation, the following:
•adverse macroeconomic conditions, including higher interest rates, inflation, slower growth or the potential for recession, disruptions in the global supply chain and other conditions affecting the retail environment for products we sell, and other matters that influence consumer spending and preferences;
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
A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results include the cautionary statements in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We qualify all of our forward-looking statements by these cautionary statements.

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
•Our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.
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
•Our aspirations and disclosures related to environmental, social and governance matters expose us to risks that could adversely affect our reputation and performance.
•Our newly opened physical retail stores may not achieve sales or operations targets and may negatively impact our financial results.
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
•Our reliance on single service providers for certain business operations may result in disruptions to our business and adversely affect our financial results.
•A cybersecurity attack, data breach or other security incident could impact our sites, networks, systems, platforms, confidential information and assets causing damage and substantial harm to our business and operating results, reputation and brand, and resulting in proceedings or actions against us by government regulatory bodies or private parties.
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
•We depend on our suppliers and other third parties, including logistics service providers, customs brokers and carriers, to perform certain services regarding the products that we offer.
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
Risks Related to Laws and Regulations
•Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.
•Failure to comply with federal, state and international laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current, or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business reputation and our financial condition.
•If the use of “cookie” tracking technologies is further restricted, regulated, or blocked, or if changes in technology cause cookies to become less reliable or acceptable as a means of tracking consumer behavior, the amount or accuracy of Internet user information we collect would decrease, which could harm our business and operating results.
•Our amended and restated certificate of incorporation generally provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between Wayfair and its stockholders, which could increase costs to bring a claim, discourage claims or limit the ability of the Wayfair’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with Wayfair’s directors, officers or other employees.
Risks Related to Ownership of our Class A Common Stock
•The price of our Class A common stock has been and may in the future be volatile. This volatility may affect the price at which you could sell your Class A common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock.
•The dual class structure of our common stock has the effect of concentrating voting control with our co-founders, which will limit your ability to influence corporate matters.

PART I
Item 1. Business
Overview
Wayfair is one of the world's largest destinations for the home. Through our e-commerce platform, we offer customers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices. We are focused on bringing our customers an experience that is at the forefront of shopping for the home online. Our customers span a wide range of demographics, with annual household incomes ranging from $25,000 to over $250,000, and also include business professionals, from small startups to global enterprises. Our selections of furniture, décor, housewares and home improvement products appeal to our customers’ different tastes, styles, purchasing goals and budgets when shopping for their homes and businesses.
To meet our customers where they are, we offer a family of sites, each with a unique brand identity that offers a tailored shopping experience and rich product selection to a different target audience.
•Wayfair: The destination for all things home.
•Joss & Main: The ultimate style edit for home.
•AllModern: All of modern, made simple.
•Birch Lane: Classic style for joyful living..
•Perigold: The destination for luxury home.
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
The delivery experience and overall customer service we offer our shoppers are central to our business. The majority of our products are shipped to customers directly from our suppliers with an increasing proportion flowing through our own logistics network. We have invested considerably in our logistics network and leverage these capabilities to improve the experience for both customers and suppliers. This network consists of CastleGate and the Wayfair Delivery Network (“WDN”). We also offer inbound services via CastleGate Forwarding (“CGF”). Our CastleGate facilities enable suppliers to forward-position their inventory in our warehouses, allowing us to offer faster delivery. Through WDN, we can directly manage large parcel deliveries via consolidation centers, cross docks and last mile delivery facilities, which, alongside CastleGate, enables us to speed up deliveries, decrease our reliance on third parties and undertake efforts to reduce damage. Our CGF services allow our suppliers to unlock efficiencies on inbound logistics, including through Asia-based product consolidation and port-to-door freight forwarding solutions, which ultimately result in faster deliveries to our customers. We believe these investments in logistics capabilities result in an enhanced experience for our customers and suppliers. In addition to logistics, we offer a range of supplemental media services in support of a seamless selling experience for suppliers. We also believe providing superior customer service is key to delighting our customers. Our global customer service locations are staffed with over 3,100 full-time highly-trained sales and service employees.

Our Growth Strategy
Our goal is to further increase our leadership in the home goods market by pursuing the following key strategies:
•continue to build our brands by delighting our customers;
•increase repeat purchases from existing customers and acquire new customers;
•invest in technology to further improve our customer and supplier experiences;
•grow certain categories where we under-index the broader home goods market today;
•increase delivery speed and improve the delivery experience for our customers through the continued build-out of our proprietary logistics network;
•continue to expand internationally and;
•continue to execute our omni-channel strategy with the launch of physical retail stores across our family of brands; and opportunistically pursue strategic acquisitions.
As used herein, “Wayfair,” “the company,” “we,” “us,” “our” and similar terms refer to Wayfair Inc. and its subsidiaries, unless the context indicates otherwise.
Segments
Our operating and reportable segments are the United States (“U.S.”) and International, which includes our businesses in Canada, the United Kingdom, Germany and Ireland. See Note 13, Segment and Geographic Information, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Net revenue of the U.S. segment represented 87% of consolidated net revenue for the year ended December 31, 2023.
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

Key Benefits for Our Customers
We offer a broad selection and choice. We have one of the largest online selections of furniture, décor, housewares and home improvement products, with over 30 million products from over 20 thousand suppliers. We have built a portfolio of over one hundred house brands, which offer curated brand experience, making it easier for customers to discover styles, products and price points that appeal to them.
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
We support our customers' shopping journey from start to finish through everything from financing solutions to customer support. Our private label and co-branded credit cards build loyalty and encourage repeat shopping with cash back rewards. Superior customer service is a core part of the experience we offer shoppers. Our customer service organization has over 3,100 full-time employees who help consumers navigate our sites, answer questions and complete orders, and offers specialists focused on specific product classes. This team helps us build trust with consumers, build our brand awareness, enhance our reputation and drive sales.
Key Benefits for Our Suppliers
We give suppliers cost-effective access to our large customer base. We sell products from over 20 thousand suppliers, many of which are small, family-run operations without well-known product brands and without easy retail access to a large customer base. We provide our suppliers with access to our large customer base, with 22 million active customers over the last twelve months, enabling our suppliers to increase their sales and access the growing e-commerce market.
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
Logistics
Our logistics network was built specifically for the home category, where items can be bulky, heavy and prone to damage. Our primary method of fulfillment is a drop-ship network where integration into our suppliers' back-end technology infrastructure allows us to process an order and send the information directly to a supplier's warehouse. We arrange for shipment from the loading dock of the supplier's warehouse to the customer's home. Depending on the size of the package, the delivery is made either primarily through FedEx, for our small parcel products, or third-party line haul trucking companies for our large parcel products and third-party last mile home delivery agents.
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
The market for online home goods and furniture is highly competitive, fragmented and rapidly changing. While we are primarily focused on the mass market, we compete across all segments of the home goods market. Our competition includes furniture stores, big box retailers, department stores, specialty retailers and online retailers and marketplaces in the U.S., Canada, the United Kingdom, Germany and Ireland, including:
•Furniture Stores: American Freight, Ashley Furniture, Bob's Discount Furniture, Havertys, Raymour & Flanigan and Rooms To Go;

•Big Box Retailers: Home Depot, IKEA, Lowe's, Target and Walmart;
•Department Stores: JCPenney, Macy's and Neiman Marcus;
•Specialty Retailers: Arhaus, At Home, Container Store, Crate and Barrel, Design Within Reach, Ethan Allen, Floor & Decor, LL Flooring, Restoration Hardware, Room & Board, Serena & Lily, TJX Companies and Williams Sonoma;
•Online Retailers and Marketplaces: Amazon, Build.com, Houzz, eBay, Etsy and Bed Bath & Beyond;
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
Human Capital and Corporate Responsibility
At Wayfair, we believe strongly in our people. Supporting our employees has always been central to our work and we believe that it is important that all employees feel welcome and are able to bring their full selves to work every day.
We believe we have a good relationship with our employees, which includes approximately 14,400 employees, of which approximately 12,800 are full-time equivalents, as of December 31, 2023. Our reported headcount includes a substantial majority of employees impacted by the workforce reduction we announced in January 2024. The workforce reduction included approximately 1,650 employees, of which 1,200 are corporate employees, who will no longer be reflected in our headcount by the end of the first quarter of 2024. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our logistics network. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
Diversity, Equity and Inclusion
Wayfair is strongly dedicated to Diversity, Equity and Inclusion (“DEI”). Through cross-functional partnerships, our Head of DEI creates a center of excellence for our DEI strategy, aiming to ensure that all of our employees feel supported and can maximize their contributions and development opportunities. Through these cross-functional partnerships, the DEI team creates the strategy and identifies initiatives aimed at embedding a lens of inclusivity into all aspects of the business. We have worked to provide an equitable employee journey for all employees by giving them actionable feedback and training managers to lead with empathy and without bias. Additionally, we have partnered with groups across the business to leverage DEI principles in support of our broader company goals –– not only for our people, but for our customers, our suppliers and our partners.
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
Health, Well-Being and Safety
Wayfair is committed to protecting our team members’ health and wellness. We continue to evolve our programs to support our employees’ health and wellness needs. We also provide benefits and resources to employees aimed at addressing stress, burnout and mental health and the promotion of self-care. Maintaining a safe work environment is also important to us, and our management team reaffirms our objectives each year to our frontline employees through our annual Commitment to Safety

Statement. Our efforts include incident and hazard reporting, standard operating procedures aimed at reducing risk of injury, training, promotion of best practices, and measurement of key safety metrics.
Environmental, Social and Governance
As a multinational retailer with a global supply chain, Wayfair is committed to responsible practices across our business—from showcasing more sustainable products through our Shop Sustainably program, to implementing waste reduction initiatives, lowering emissions and adopting sustainable business practices where practicable. We have established and publicly announced our goal to reduce our Scope 1 and 2 greenhouse gas, or GHG, emissions by 63% by 2035 in comparison to the 2020 baseline. This past year, Wayfair made progress toward this goal by signing agreements to install on-site solar panels at several fulfillment centers and by joining an aggregated virtual power purchase agreement. As part of this agreement, Wayfair is contracted to offtake 15 MW of power from the solar project annually. Wayfair also continues to evaluate and incorporate energy efficiency features across its global facilities. Building on the initial success of our Shop Sustainably program, we have expanded the number of suppliers’ products that meet the standards for one or more of the third-party certifications included in the program, including energy or water efficiency, sustainably sourced wood, organic textile use, or Fair Trade Certified™.
More Information
Additional information about our human capital management efforts, including our latest efforts related to DEI, can be found on our investor website at investor.wayfair.com. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC, and the reference to our website is intended to be an inactive textual reference only.
Government Regulation
We are subject to domestic and foreign laws and regulations regarding general business, as well as laws and regulations governing the Internet and e-commerce, many of which are still evolving. Adverse legal or regulatory developments could substantially harm our business. Additional information regarding laws and regulations applicable to our business is set forth in Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K.
Seasonality
Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31 and includes the November and December holiday sales period.
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
Investors should note that we currently announce material information to our investors and others using filings with the SEC, press releases, public conference calls, webcasts, or our investor relations website (investor.wayfair.com). Information that we post on our investor relations website could be deemed material to investors. We encourage investors, the media, and others interested in us to review the information we post on these channels. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC, and any reference to our website is intended to be an inactive textual reference only.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below, which should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, which includes our prospects, financial condition and results of operations, the trading prices of our securities and our reputation, may be adversely affected.
Risks Related to Macroeconomic Conditions and Industry Trends
Global economic conditions and the effect of economic pressures and other business factors on discretionary consumer spending and consumer preferences may have a material adverse effect on our business, results of operations and financial condition.
Uncertainties in global economic conditions that are beyond our control have in the past impacted our business and may in the future materially adversely affect our business, results of operations, financial condition and stock price. These adverse economic conditions include the impacts of the COVID-19 pandemic, inflation, slower growth or recession, new or increased tariffs and other changes to fiscal and monetary policy, higher interest rates, high unemployment, decreased consumer confidence in the economy, armed hostilities, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products we sell, other matters that influence consumer spending and preferences, and other unexpected events, including public health crises.
In addition, consumer confidence and spending can be materially adversely affected in response to financial market volatility, inflationary pressures, negative financial news, conditions in the real estate and mortgage markets, including home equity loans and consumer credit, changes in net worth based on market changes and uncertainty, energy shortages and cost increases, labor and healthcare costs, government actions and general uncertainty regarding the overall future economic environment. Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our operating results are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Declines in consumer spending have in the past resulted, and in the future may result, in decreased demand for our products and services which may have an adverse effect on our results of operations.
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
Our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.
Our operations, or those of our suppliers, could be negatively impacted by various events beyond our control, including, without limitation, natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events and other adverse weather conditions; public health crises, such as the COVID-19 pandemic and other pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability (including, without limitation, the ongoing conflicts between Russia and Ukraine and Israel and Hamas), negative global climate patterns, especially in water stressed regions; or other catastrophic events, such as fires or other disasters occurring at our distribution centers or our suppliers’ manufacturing facilities, whether occurring in the United States or internationally. These events could disrupt our business operations, including the operations of our corporate offices, physical retail locations, and warehouses, as well as the operations of our global supply chain and those of our third-party partners, including our suppliers, vendors and logistics carriers, and could make it more difficult and costly for us to deliver our products. Although we do not have direct operations in the Middle East, the ongoing conflict between Israel and Hamas and the escalating tensions in the region may disrupt global markets and impact our supply chain, resulting in delays, increased costs, and potential disruptions to the arrival of our products. For example, following the initial conflict between Israel and Hamas, the Houthi movement in Yemen launched a number of attacks on marine vessels traversing the Red Sea causing significant operational disruptions for certain third-party business partners. In addition, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our suppliers’

manufacturing facilities could impact our reputation and customers' perception of the products we offer. To the extent any of these events occur, our operations and financial results could be adversely affected. In addition, the impacts of climate change could result in changes in regulations, which could in turn affect our business, operating results, and financial condition.
Risks Related to Our Business and Industry
If we fail to manage our growth effectively, our business, financial condition and operating results could be harmed.
Our historical growth rates may not be sustainable or indicative of future growth. To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and appropriately manage our employee base. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, beginning in 2022 and continuing in 2023, in an effort to reduce our operational costs and improve our organizational efficiency, we implemented a cost efficiency plan, part of which included an internal restructuring and a workforce reduction. Further in January 2024, we implemented a workforce realignment plan to reduce team size across the organization and seniority in certain roles to right-size our cost structure. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and adverse effects to our reputation as both an employer and with respect to customers, which could make it more difficult for us to hire new employees in the future and to retain and motivate key employees, and there is a risk that we may not achieve the anticipated benefits from the reduction in force. We also face significant competition for personnel. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results. Properly managing our growth will also require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business. Further, we have a substantial number of hourly employees. While we are at or above current local and federal minimum wage requirements across the U.S., any future local or federal minimum wage increases may increase our labor costs, which may have an adverse effect on our results of operations.
Additionally, the growth of our business places significant demands on our operations, as well as our management and other employees. For example, we typically launch hundreds of promotional events across thousands of products each month on our sites via emails, “push” notifications and personalized displays. These events require us to produce updates of our sites and emails to our customers on a daily basis with different products, photos and text. Any surge in online traffic and orders associated with such promotional activities places increased strain on our operations, including our logistics network, and may cause or exacerbate slowdowns or interruptions. The growth of our business may require significant additional resources to meet these daily requirements, which may not scale in a cost-effective manner or may negatively affect the quality of our sites and customer experience. Further, we have faced and may continue to face a number of challenges to our expansion into physical retail locations, including locating retail space with a cost and geographic profile that will allow us to operate in highly desirable shopping locations, hiring in-store talent and expanding our physical retail operations in a cost-effective manner. We have entered into and may continue to enter into long-term leases before we know whether our physical retail strategy or a particular geography will be successful. We are also required to manage relationships with a growing number of suppliers, customers and other third parties across the world. Our information technology systems and our internal controls and procedures may not be adequate to support future growth of our supplier and employee base.
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
We also utilize non-paid advertising. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile "push" notifications and email. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google, Bing and Yahoo!. Although we employ search engine optimization and search engine marketing strategies, our ability to maintain and increase the number of visitors directed to our website and application is not entirely within our control. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to our sites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. In addition, if there are changes in the usage and functioning of search engines or decreases in consumer use of search engines, for example, as a result of the continued development of artificial intelligence technology, this could negatively impact our owned and operated and third-party publishers’ websites. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships with these channels, and we may be unable to develop or maintain these relationships on acceptable terms. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers, reactivate prior customers or retain our existing customers and our financial condition may suffer.
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
Maintaining and enhancing our brands is critical to expanding our base of customers and suppliers. Our ability to maintain and enhance our brands depends largely on our ability to maintain customer confidence in our product and service offerings, including by maintaining product availability and delivering products on time and without damage. If customers do not have a satisfactory shopping experience, they may seek out alternative offerings from our competitors and may not return to our sites as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, employment matters, product quality or availability, poor customer service, delivery problems, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our customer base and result in decreased net revenue, which could adversely affect our business and financial results. A significant portion of our customers' brand experience also depends on third parties outside our control, including our suppliers, assembly and installation service providers and logistics providers. If these third parties do not meet our or our customers' expectations, our brands may suffer irreparable damage.
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
Customer complaints or negative publicity about our sites, products, delivery times, company practices, employees, customer data handling and security practices or customer support, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer use of our sites and consumer and supplier confidence in us and result in harm to our brands and decreased revenue, whether or not the complaints and negative sentiment are based in fact. Further, the proliferation of social media may increase the likelihood, speed, and magnitude of such negative events.
Our aspirations and disclosures related to environmental, social and governance (“ESG”) matters expose us to risks that could adversely affect our reputation and performance.
We have established and publicly announced ESG goals, including our commitment to reduce our Scope 1 and 2 GHG emissions by 63% by 2035 in comparison to the 2020 baseline. Such announcements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities.
Our ability to achieve any ESG objective is subject to numerous risks, some of which are outside of our control. Examples of such risks include the availability and cost of low- or non-carbon-based energy sources and low-carbon heating and transportation solutions, the availability of materials and suppliers that meet our sustainability and other ESG goals on our timelines, and competing strategic growth opportunities, such as increasing the scale of our physical retail footprint.
Standards for tracking and reporting ESG matters continue to advance and statements about our ESG-related initiatives and progress toward any ESG objective may be based on standards that are still developing, internal controls and processes that continue to evolve, and assumptions that may be subject to change in the future. Our election to publicly report on ESG matters in accordance with voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving alongside the multiple disparate standards for identifying, measuring, and reporting ESG metrics, including the standards for ESG-related disclosures that may be required by the SEC, European and other regulators. Such standards may change over time, which could result in significant adjustments to previously reported ESG data, including data regarding our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, service provider or employer could be negatively impacted.
Our newly opened physical retail stores may not achieve sales or operations targets and may negatively impact our financial results.
In 2023, we continued our expansion into physical retail with the opening of four new physical retail stores, including two outlet stores. We believe that expansion into new physical retail stores represents a growth opportunity for us. Our growth strategy is dependent on our ability to identify and open future store locations in new and existing markets. Our ability to open stores in a timely and successful manner depends on a number of factors, including: the availability of desirable store locations; the availability and costs of construction labor and materials; local permitting timelines; the ability to negotiate acceptable lease terms at reasonable rates, including the length of rental periods and renewal options and the ability to obtain termination rights; our ability to obtain all required approvals and comply with other regulatory requirements; our relationships with current and prospective landlords; the ability to secure and manage the inventory necessary for the launch and operation of new stores; the availability of capital funding for expansion; and general economic conditions. Any or all of these factors and conditions could materially adversely affect our business, financial condition and results of operations.
New store openings may negatively impact our financial results due to the costs of acquiring new store locations and opening new stores and lower sales during the initial period following opening. New stores, particularly those in new markets, build their brand recognition and customer base over time and, as a result, may have lower margins and incur higher operating expenses relative to generated revenue. We may not anticipate all of the challenges posed by the expansion of our operations into new asset classes and geographic markets. We may not manage our expansion effectively, and our failure to achieve or properly execute our expansion plans could limit our growth or have a material adverse effect on our business, financial condition and results of operations.
Our efforts to expand our business into new brands, channels, products, services, technologies and geographic markets will subject us to additional business, legal, financial and competitive risks and may not be successful.
Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and services and by expanding our existing offerings into new geographic markets from time to time. For example, we launched Decorify in 2023, Wayfair.ie in Ireland in 2022 and the Kelly Clarkson Home Collection in 2020. Launching new brands and services or expanding internationally is time-consuming, requires significant amounts of management time and resources, substantial upfront investments, including investments in marketing, information technology and additional personnel. Expanding our brands internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers, regional competitors and local laws, construct catalogs specific to the country, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory net revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and operating results. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
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
During 2023, our international net revenue accounted for approximately 13% of our total net revenue. Expanding our international operations to grow our business will require significant management attention and resources and expose us to additional risks. As we expand, we also become subject to certain laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate, which may impose new or changing regulatory restrictions and requirements, including in the areas of data privacy and sustainability. Violations of these laws could subject us to actions from government regulatory authorities, including sanctions, import restrictions, and tariffs (including anti-dumping and countervailing duties), or other penalties that could have an adverse effect on our reputation, operating results and financial condition. For example, the Canada Border Services Agency (“CBSA”) is examining Wayfair’s payment of duties under the Special Measures Import Act (the “CBSA review”) for goods imported into Canada for the years ended December 31, 2023 and 2022 and part of the year ended December 31, 2021. We believe we have substantial factual and legal grounds to contest certain elements of the CBSA review, along with any claim for interest associated with such duty payments.
Further, a failure to implement our expansion initiatives properly, or the adverse impact of political or economic risks in our current or new international markets, could have a material adverse effect on our results of operations and financial condition. In all international markets we face established local and international competitors. In many of these locations, the real estate, labor and employment, transportation and logistics and other operating requirements differ dramatically from those in the locations where we have more experience. Consumer demand and behavior, as well as tastes and purchasing trends, may differ substantially, and as a result, sales of our products may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Our potential inability to anticipate and address differences that we encounter as we expand internationally may divert financial, operational, and managerial resources from our existing operations, which could adversely impact our financial condition and results of operations.
Fluctuations in currency exchange rates could adversely affect our financial performance and our reported results of operations.
Because we generate net revenue in the local currencies of our international business, our financial results are impacted by fluctuations in currency exchange rates. The results of operations of our international business are exposed to currency exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency to U.S. dollars for financial reporting purposes. Our consolidated financial statements are denominated in U.S. dollars and as a result fluctuations in currency exchange rates may adversely affect our results of operations or financial results. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated net revenues or expenses will result in increased U.S. dollar denominated net revenues and expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, particularly the Euro, the British pound, or the Canadian dollar, our translation of foreign currency denominated net revenues or expenses will result in lower U.S. dollar denominated net revenues and expenses. Additionally, global events as well as geopolitical developments, including military conflicts in Ukraine and the Middle East, fluctuating commodity prices, trade tariff developments and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which has recently and could continue to amplify the volatility of currency fluctuations. To date, we have not entered into any currency hedging contracts. As a result, we may not be able to effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, and therefore fluctuations in foreign exchange rates could significantly impact our financial results.
We have had a history of losses and we may be unable to achieve or sustain profitability and positive cash flow in the future as we continue to expand our business.
We have had a history of losses and negative cash flow. We incurred losses in fiscal years 2022 and 2023, and we can provide no assurance that we will be profitable in future years or achieve our goal of sustained profitability. Because the market for purchasing home goods online is rapidly evolving, it is difficult for us to predict our future operating results. As a result, we may incur future losses that may be larger than anticipated. Also, our operating expenses may increase if we continue to expand internationally, add additional physical retail locations, grow our proprietary logistics network, experiment with paid marketing channels, hire more employees and continue to develop new brands, features and services. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.

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
We use complex proprietary software in our technology infrastructure, which we seek to continually update and improve. We may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. In particular, we have in the past and may in the future experience slowdowns or interruptions in some or all of our sites when we are updating them, and new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Additionally, we have expanded our use of third-party services, including third-party “cloud” computing services, and as a result, our technology infrastructure may be subject to slowdowns or interruptions as a result of integration with such services and/or failures by such third-parties, which are out of our control. Our net revenue primarily depends on the number of visitors who shop on our sites and the volume of orders we can handle. Unavailability of our sites or reduced order fulfillment performance would reduce the volume of goods sold and could also materially adversely affect consumer perception of our brand.
We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities and seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we may be required to further expand and upgrade our technology, logistics network, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our sites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, such as those related to artificial intelligence, customer preferences and expectations, and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis, and we may experience instability and performance issues as a result of these changes.
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
Our reliance on single service providers for certain business operations may result in disruptions to our business and adversely affect our financial results.
We solely rely on Google Cloud to facilitate certain aspects of our business. Google Cloud provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to also utilize data processing, storage capabilities and other services provided across multiple Google Cloud data centers. Given this, along with our inability to rapidly switch our Google Cloud operations to another cloud provider, any disruption of or interference with our use of Google Cloud or any widespread disruption in Google Cloud itself would impact our operations and our business would be adversely affected. In addition, if hosting costs increase over time, or we are unable to optimize our applications for a cloud environment, or we require more computing or storage capacity, our costs could increase disproportionately. If we are unable to grow our revenues faster than the cost of utilizing the services of Google or similar providers, our business and financial condition could be adversely affected.
Additionally, we primarily rely on a single delivery carrier, FedEx, for the delivery of our small parcel products. In the event of an interruption or disruption in the delivery capabilities of FedEx, we may not be able to obtain an alternate delivery service without incurring material additional costs and substantial delays for the delivery of our small parcel products, which could adversely impact our business and operating results.
A cybersecurity attack, data breach or other security incident could impact our sites, networks, systems, platforms, confidential information and assets causing damage and substantial harm to our business and operating results, reputation and brand, and resulting in proceedings or actions against us by government regulatory bodies or private parties.
We collect, maintain, transmit and store data about our customers, employees, contractors, suppliers, vendors and others, including payment information and personally identifiable information, as well as other personal, confidential and proprietary information. In certain instances, we leverage and rely on third-party service providers to collect, maintain, transmit and store certain proprietary, personal and confidential information on our behalf, such as credit card data. To protect such data and other information from unauthorized acquisition or access, compromise or loss, we maintain and regularly assess against industry standard cybersecurity safeguards and best practices.
Like many businesses, despite all of our efforts to defend against cyber threats and respond to incidents, we, and our third party service providers, have in the past and will in the future continue to be subject to cyber-attacks, cybersecurity threats and attempts to compromise and penetrate our data security systems and disrupt our operations. Recent cybersecurity incidents impacting large institutions, including those resulting in the compromise of sensitive data and the disruption of critical systems, suggest that the risk of such cyber events is significant, even when reasonable measures to protect the confidentiality, integrity, and availability of information are implemented. This may be as a result of deliberate malicious attempts to infiltrate our systems, including but not limited to, state-sponsored attackers or cybercriminal efforts, zero-day vulnerabilities, phishing attacks, software supply chain compromises, or non-malicious factors, including but not limited to, disruptions during the process of upgrading or replacing computer software or hardware, errors by the vendors we rely upon, or other disruptions that may jeopardize the security of our assets or information. We and our service providers may not anticipate, detect, or prevent all types of attacks until after they have already been launched particularly because the techniques used to obtain unauthorized access are increasingly sophisticated, constantly evolving and may not be known in the market. For example, as artificial intelligence continues to evolve, cyber-attackers could also use artificial intelligence to develop malicious code and sophisticated phishing attempts. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. In addition, security breaches or data and asset leaks can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees or by persons with whom we have commercial relationships. Further, the prevalence of remote work by some of our employees and those of our third-party service providers creates increased risk that a cybersecurity incident may occur.
In addition to data loss and compromise, cybersecurity incidents or breaches of our security measures or those of our third-party service providers could result in interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment or training of additional personnel and protection technologies, responses to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; loss, litigation or regulatory action and other potential liabilities. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws and regulations, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and operating results. Our reputation and brand could be damaged, our business may suffer, and we could be required to expend significant capital and other resources to alleviate problems caused by such incidents. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.
See Part I, Item 1C, Cybersecurity, in this Annual Report on Form 10-K for more information regarding our cybersecurity risk management, strategy, and governance.

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
If the online market for home goods does not continue to gain acceptance, a significant portion of our business may suffer. Our success will depend, in part, on our ability to attract consumers who have historically purchased home goods through traditional retailers. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures in order to attract additional online consumers to our sites and convert them into purchasing customers online. Specific factors that could impact consumers’ willingness to purchase home goods from us online, especially in markets where we do not have physical stores, include:
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
In addition, if we do not have a clear and relevant promotional calendar to engage our customers, especially in the current macroeconomic environment, our customers may purchase fewer goods from us or we may have to increase our promotional activities. If the shopping experience we provide does not appeal to consumers or meet the expectations of existing customers, we may not acquire new customers at sustainable rates, acquired customers may not become repeat customers and existing customers’ buying patterns and levels may decrease.
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
We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, global or regional adverse conditions, such as military conflicts, pandemics or other disease outbreaks or natural disasters, the financial stability or insolvency of our suppliers, our suppliers’ ability to meet our code of conduct and other business standards, labor problems experienced by our suppliers, the availability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, imposition of anti-dumping and countervailing duties or other trade-related sanctions, transport availability and cost, including import-related taxes, transport security, labor inflation and other factors relating to our suppliers are beyond our control. For example, while we experienced increased sales and order activity at times during the COVID-19 pandemic, the pandemic significantly disrupted the global supply chain, including many of our suppliers due to factory closures, raw material and labor inflation and risks of labor shortages, among other things. Additionally, although we do not have direct operations in the Middle East, the ongoing conflict between Israel and Hamas and the escalating tensions in the region may impact our supply chain. Any ongoing or future disruptions could materially and adversely affect our suppliers’ ability to provide products in a timely manner, or at all, which may materially and adversely affect our business, financial condition and operating results.
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
Further, we rely on our suppliers’ representations of product quality, safety and compliance with applicable laws and standards. If our suppliers or other vendors violate our agreements, applicable laws or regulations, or implement practices regarded as fraudulent, unethical, unsafe, or hazardous to the environment, it could harm our business, reputation and brands and our operating results may be negatively affected. Further, concerns regarding the safety and quality of products provided by our suppliers could cause our customers to avoid purchasing those products from us, or avoid purchasing products from us altogether, even if the basis for the concern is outside our control. As such, any issue, or perceived issue, regarding the quality and safety of any items we sell, regardless of the cause, could adversely affect our brand, reputation, operations and financial results. We are also subject to risks of fraud from our suppliers.

We also are unable to predict whether any of the countries in which our suppliers’ products are currently manufactured or may be manufactured in the future will be subject to new, different, or additional trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, could increase the cost or reduce the supply of merchandise available to our customers and materially adversely affect our financial performance as well as our reputation and brand. Furthermore, some or all of our suppliers’ foreign operations may be adversely affected by political and financial instability, including, without limitation, the military conflicts in Ukraine and the Middle East, as well as other unexpected events, including public health crises resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.
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
We depend on our suppliers and other third parties, including logistics service providers, customs brokers and carriers, to perform certain services regarding the products that we offer.
As part of offering our suppliers’ products for sale, suppliers are often responsible for conducting a number of traditional retail operations with respect to their respective products, including maintaining inventory, preparing merchandise for shipment to our customers, and, in some cases, delivering products on our behalf. In these instances, we may be unable to ensure that suppliers will perform these services to our or our customers' satisfaction in a manner that provides our customer with a unified brand experience or on commercially reasonable terms. If our customers become dissatisfied with the services provided by our suppliers, our business, reputation and brands could suffer.
Additionally, we primarily rely on a single carrier, FedEx, for the delivery of our small parcel products, and third party national, regional and local transportation companies deliver a portion of our large parcel products, including through our Wayfair Delivery Network. Our ability to efficiently ship products to customers may be negatively affected by factors beyond our and our carriers’ control, including inclement weather, natural disasters, system interruptions and technology failures, labor activism, supply chain issues, including congestion and delays, labor inflation and increased costs, political instability, military conflicts, health pandemics and epidemics or bioterrorism. For example, following the initial conflict between Israel and Hamas in the Middle East, the Houthi movement in Yemen, launched a number of attacks on marine vessels traversing the Red Sea causing significant operational disruptions for certain third-party business partners. The conflict is ongoing, and should it escalate or expand, it could result in delays, increased costs, and potential disruptions to the arrival of our products. We are also subject to risks of breakage or other damage during delivery by any of these third parties. We also use and rely on other services from third parties, such as cloud computing services, telecommunications services, customs, consolidation and shipping services, as well as warranty, installation, assembly and design services. We may be unable to maintain these relationships, and these services may also be subject to outages and interruptions that are not within our control. For example, failures by our telecommunications providers have in the past and may in the future interrupt our ability to provide phone support to our customers. Third parties may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. If products are not delivered in a timely fashion or are damaged during the delivery process, or if we are not able to provide adequate customer support or other services or offerings, our customers could become dissatisfied and cease buying products through our sites, which would adversely affect our operating results.
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
Our financial and operating results are inherently uncertain and difficult to forecast because they generally depend on the volume, timing and type of orders we receive, all of which are uncertain. In particular, we cannot be sure that our historical growth rates, trends and other key performance metrics are meaningful predictors of future growth. In addition, our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net revenue from period-to-period. Our business is also affected by economic and business conditions globally, including inflation, slower growth or recession, new or increased tariffs and other changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, consumer confidence in the economy, consumer debt levels, energy prices, and currency fluctuations. Additionally, the volatile and uncertain macroeconomic environment that we have experienced since the onset of the COVID-19 pandemic has likely reduced, and may continue to reduce, our ability to forecast our future financial and operating results. As a result, forecasted financial and operating results may differ materially from actual results, which may materially adversely affect our financial condition and stock price. For example, if certain of our assumptions or estimates prove to be wrong, we may spend more than we anticipate acquiring and retaining customers or may generate less net revenue per active customer than anticipated, which could cause us to miss our earnings guidance or negatively impact the results we report, either of which could negatively impact our stock price.
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
The number of people who access the Internet through devices other than personal computers, including mobile phones, smartphones, smartwatches, handheld computers such as notebooks and tablets, video game consoles and television set-top devices, has increased dramatically in the past few years. We continually upgrade existing technologies and business applications to keep pace with these rapidly changing and continuously evolving technologies, and we may be required to implement new technologies, such as those related to artificial intelligence, or business applications in the future. The implementation of these upgrades and changes requires significant investments and as new devices, operating systems and platforms are released, it is difficult to predict requirements or the problems we may encounter in developing applications for these alternative devices, operating systems and platforms. Additionally, we may need to devote significant resources to the support and maintenance of such applications once created. Our results of operations may be affected by the timing, effectiveness and costs associated with the successful implementation of any upgrades or changes to our systems and infrastructure to accommodate such alternative devices, operating systems and platforms. Further, in the event that it is more difficult or less compelling for our customers to buy products from us on their mobile or other devices, or if our customers choose not to buy products from us on such devices or to use mobile or other products that do not offer access to our sites or limit the effectiveness of our marketing or other offerings, our customer growth could be harmed and our business, financial condition and operating results may be materially adversely affected. Limitations on the availability of capital and reductions to capital expenditures may delay or prevent deployment of strategic initiatives.
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
We accept payments using a variety of methods, including credit card, debit card, electronic and mobile payment technologies, credit accounts (including promotional financing), installment loans, lease to own plans, gift cards and customer invoicing. We rely on third parties to provide many of these payment methods and payment processing services, including certain Wayfair-branded programs and promotional financing. If we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. Additionally, changes to existing laws and regulations or their interpretation, or the adoption of new laws or regulations could require mandatory changes to our payment options. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We also offer private label and/or co-branded credit card programs, which could adversely affect our operating results if terminated. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.
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
We believe our success has depended, and continues to depend, on the efforts and talents of Niraj Shah, one of our co-founders, co-chairman of the board of directors (the “Board”) and our Chief Executive Officer, Steven Conine, one of our co-founders and co-chairman of the Board, and the other members of our senior management team. The loss of any of our senior management or other key employees could materially harm our business.
Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers, engineers and merchandising and technology personnel. We have recently implemented workforce reductions and may in the future implement other reductions in force. For example, in January 2024, as part of our cost efficiency plan, we reduced our workforce by approximately 1,650 employees. As a result of this workforce reduction, we expect to incur approximately $70 million and $80 million of costs, consisting primarily of employee severance and benefit costs. Any reduction in force may yield unintended consequences and costs, such as the loss of institutional knowledge, relationships and expertise for certain critical roles, attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and adverse effects to our reputation as an employer, which could make it more difficult for us to hire new employees in the future, and the risk that we may not achieve the anticipated benefits from the reduction in workforce.
The market for such positions in the Boston area and other cities in which we operate is competitive. Qualified individuals are in high demand, and we may incur significant costs to attract them. Our inability to recruit and develop mid-level managers could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements, particularly in light of high attrition rates in some regions where we have operations. These risks to attracting and retaining the necessary talent may be exacerbated by recent labor constraints and inflationary pressures on employee wages and benefits. All of our officers and other U.S. employees are at-will employees, meaning that they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We use equity awards to attract talented employees. If the value or liquidity of our common stock declines or remains depressed, that may prevent us from recruiting and retaining qualified employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.
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
In August 2020, the Board authorized a stock repurchase program of up to $700 million of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion stock repurchase program on the same terms (the “2021 Repurchase Program” together with the 2020 Repurchase Program, the “Repurchase Programs”). Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program. Although the Board has authorized the Repurchase Programs, the programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The amount, timing, and purchases under our stock repurchase program, if any, are influenced by many factors and may fluctuate based on our operating results, cash flows, and priorities for the use of cash, the market price of our common stock, and our possession of potentially material nonpublic information. Even if our Repurchase Programs are fully implemented, we cannot guarantee that the Repurchase Programs will be fully consummated or that the programs will enhance long-term stockholder value. The programs could affect the trading price of our Class A common stock and increase volatility, and any announcement of a termination of either program may result in a decrease in the trading price of our Class A common stock. In addition, the amount, timing, and execution of our Repurchase Programs may fluctuate based on our priorities for the use of cash for other purposes, and because of changes in cash flows, tax laws, and the market price of our Class A common stock, the Repurchase Programs could diminish our cash reserves.

Risks Related to our Indebtedness and Capital Raising
Our outstanding indebtedness, or additional indebtedness that we may incur, could limit our operating flexibility and adversely affect our financial condition.
As of December 31, 2023, we had $3.2 billion of principal indebtedness outstanding, $117 million of which is characterized as short-term debt and presented within other current liabilities in the consolidated balance sheets. Our indebtedness includes unsecured 1.125% Convertible Senior Notes due 2024 that mature on November 1, 2024 (the “2024 Notes”), unsecured 0.625% Convertible Senior Notes due 2025 that mature on October 1, 2025 (the “2025 Notes”), unsecured 1.00% Convertible Senior Notes due 2026 that mature on August 15, 2026 (the “2026 Notes”), unsecured 3.25% Convertible Senior Notes due 2027 that mature on September 15, 2027 (the “2027 Notes”), unsecured 3.50% Convertible Senior Notes due 2028 that mature on November 15, 2028 (the “2028 Notes” and together with the 2024 Notes, 2025 Notes, 2026 Notes and the 2027 Notes, the “Non-Accreting Notes”), and unsecured 2.50% Accreting Convertible Senior Notes due 2025 that mature on April 1, 2025 (the “2025 Accreting Notes” and together with the Non-Accreting Notes, the “Notes”). At maturity of the Non-Accreting Notes, unless earlier purchased, redeemed or converted, we will settle any conversions in cash, shares of Wayfair’s Class A common stock or a combination thereof, at our election. At maturity of the Accreting Notes, unless earlier purchased, redeemed or converted, we will settle any conversions in shares of Wayfair's Class A common stock. If any Notes are not converted at or prior to maturity, we will be required to pay the holder thereof the principal amount or, with respect to the 2025 Accreting Notes, the accreted principal amount, in cash. We pay interest semiannually in arrears at fixed rates per annum of 1.125% for the 2024 Notes, 0.625% for the 2025 Notes, 1.00% for the 2026 Notes, 3.25% for the 2027 Notes and 3.50% for the 2028 Notes. The 2025 Accreting Notes accrue interest at a rate of 2.50% per annum, which accretes semiannually to the principal amount. Under certain circumstances, the holders of the Notes may require us to repay all or a portion of the principal and interest outstanding under the Notes in cash prior to the maturity date, which could have an adverse effect on our liquidity and financial condition.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, artificial intelligence, electronic contracts and communications, consumer protection, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated. For instance, since 2022 the U.S. and other countries have implemented a series of sanctions against Russia in response to the conflict in Ukraine and U.S. agencies have enhanced trade restrictions. Further, as we enter new market segments or channels or geographical areas and expand the products and services we offer, we may be subject to additional laws and regulatory requirements or prohibited from conducting our business, or certain aspects of it, in certain jurisdictions. We will incur additional costs complying with these additional obligations and any failure or perceived failure to comply would adversely affect our business and reputation.

In addition, there is also uncertainty regarding potential laws, regulations and policies related to ESG, climate change laws and regulations, and global environmental sustainability matters, including disclosure obligations and reporting on such matters. Changes in the legal or regulatory environment affecting ESG, climate change, and sustainability disclosure, responsible sourcing, supply chain transparency, or environmental protection, among others, including regulations to limit carbon dioxide and other greenhouse gas emissions, to discourage the use of plastic or to limit or to impose additional costs on commercial water use may result in increased compliance costs for us and our business partners, all of which may negatively impact our results of operations, financial condition and cash flows. The expectations related to ESG and sustainability matters are rapidly evolving, and from time to time, we announce certain initiatives and goals, related to these matters. We could fail, or be perceived to fail to act responsibly, in our efforts, or we could fail in accurately reporting our progress on such initiatives and goals. Additionally, the rapid evolution and increased adoption of artificial intelligence technologies and our obligations to comply with emerging laws and regulations may require us to develop additional artificial intelligence-specific governance programs.
As these new laws, regulations, treaties and similar initiatives and programs are adopted and implemented, we will be required to comply or potentially face market access limitations or restrictions on our products entering certain jurisdictions, sanctions or other penalties, including fines. Such burdens or costs may result in an adverse effect on our financial condition, results of operations and cash flows. We could also face significant compliance and operational burdens and incur significant costs in our efforts to comply with or rectify non-compliance with these laws or regulations.
Failure to comply with federal, state and international laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current, or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business reputation and our financial condition.
We are subject to a variety of federal, state and international privacy laws and regulations that govern the collection, use, retention, sharing, processing, export and security of personal information. New laws and regulations are rapidly coming into effect while existing legislation is rapidly evolving. Among others, we are subject to several global laws, including, but not limited to, the General Data Protection Regulation (“EU GDPR”) in the European Union (“EU”). Following the United Kingdom’s (“U.K.”) withdrawal from the EU, the EU GDPR has been incorporated into U.K. laws (“U.K. GDPR”), and together with the EU GDPR is referred to herein as “GDPR”). In the U.S., the SEC adopted new rules requiring public companies to disclose information about a material cybersecurity incident, including any breach of personal data, within four business days of determining that it has experienced a material cybersecurity incident. Further, we are subject to various state privacy laws, several of which went into effect in 2023 (i.e. California, Virginia, Colorado, Connecticut and Utah), and new state privacy laws will come into effect in 2024 (i.e., Montana, Oregon and Texas) all of which give new data privacy rights to their respective residents and impose significant obligations on controllers and processors of consumer data. The potential effects of these laws, and any other regulations under consideration around the globe, are far-reaching, uncertain, and evolving, and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. These laws are complex and subject to potentially differing interpretations and there is no harmonized approach to maintaining compliance. Requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices.
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
Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party "cookies" and other methods of online tracking for behavioral advertising, analytics and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. In the U.S., online tracking technologies are regulated by state privacy laws, such as the California Consumer Privacy Act, federal laws, and self-regulatory frameworks that may be binding on companies that provide online advertising technology services. These laws and frameworks may require companies to offer consumers the right to opt out of many of these activities. Online tracking technologies are regulated in the EU and U.K. via the e-Privacy Directive, which the EU legislature is currently considering updating. Although the new EU regulation is not expected to come into force in the near future, it may restrict the way we conduct online advertising and other online communications. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies, to block other tracking technologies or to require new permissions from users for certain activities, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. For example, Google has updated its timetable for restricting the use of third-party cookies in its Chrome browser, consistent with similar actions taken by owners of other browsers. In early 2024, Google began banning third party cookies with the goal of phasing them out by the end of 2024. We may have to develop alternative systems, which may be less effective, to analyze our customers’ behavior and preferences, customize their online experience, or efficiently market to them if customers block cookies or regulations introduce additional barriers to collecting cookie data. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.
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
Our amended and restated certificate of incorporation (“Charter”) generally provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between Wayfair and its stockholders, which could increase costs to bring a claim, discourage claims or limit the ability of the Wayfair’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with Wayfair’s directors, officers or other employees.
Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of Wayfair; (ii) action asserting a claim for or based on a breach of a fiduciary duty owed by any director, officer or other employee of Wayfair to Wayfair or Wayfair’s stockholders; (iii) action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the Charter, or the Company’s Amended and Restated Bylaws; or (iv) action asserting a claim that is governed by the internal affairs doctrine of the State of Delaware, in each case, will be the Delaware Court of Chancery located within the State of Delaware. These choice of forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Wayfair’s directors, officers or other employees, which may discourage such lawsuits against the Wayfair or the Wayfair’s directors, officers and other employees. Alternatively, if a court were to find the choice-of- forum provisions contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. The Charter will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Exchange Act or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.
Risks Related to Ownership of our Class A Common Stock
The price of our Class A common stock has been and may in the future be volatile. This volatility may affect the price at which you could sell your Class A common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock.
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
Further, our management generally has broad discretion over the use of our cash resources, and you will be relying on the judgment of our management regarding the application of these resources. Our management might not apply these resources in ways that increase the value of your investment.
The dual class structure of our common stock has the effect of concentrating voting control with our co-founders, which will limit your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Following our initial public offering (the “IPO”), our Class B common stock was held primarily by our co-founders, other executive officers, directors and their affiliates. Due to optional conversions of Class B common stock into Class A common stock following the IPO, our Class B common stock is currently held primarily by our co-founders and their affiliates. As of December 31, 2023, our co-founders and their affiliates owned shares representing approximately 23.3% of the economic interest and 74.0% of the voting power of our outstanding capital stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. For example, these stockholders are able to control elections of directors, amendments of our certificate of incorporation or bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock. Additionally, holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class B common stock are also entitled to a separate vote if we seek to amend our certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely.
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
In addition, market participants with disclosed short positions in our stock have published, and may in the future continue to publish, negative information regarding us. We believe that the publication of this negative information may in the future lead to downward pressure on the price of our stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as our business depends on customers trusting that their shopping experience with us is both reliable and safe. We have integrated cybersecurity risk management into our broader risk management framework through various mechanisms, including (i) our regular enterprise risk management updates to the Audit Committee, (ii) our information technology and security related internal controls and (iii) our global incident response and vulnerability management programs.
We view cybersecurity as a shared responsibility across the company and this integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. All employees are required to complete yearly security training, and we periodically perform tabletop exercises with management participation. Further, our cybersecurity, privacy, procurement, legal and other cross-functional teams work together to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. We use various security tools and processes to help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner, including, but not limited to, internal reporting, monitoring and detection tools and a vulnerability identification program.

Recognizing the complexity and evolving nature of cybersecurity threats, Wayfair engages with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, with a goal of ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements.
In order to mitigate data or security incidents that may originate from third party vendors or suppliers, we conduct both privacy and security assessments to properly identify, prioritize, assess and remediate any third party risks, and require security and privacy addenda to our contracts where applicable.
The nature of our business exposes us to cybersecurity threats and attacks that can lead to the unauthorized acquisition or access, compromise, loss,, misuse or theft of our data, including personal information, confidential information or intellectual property. To date risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the company, including our business strategy, results of operations, or financial condition. See Part 1, Item 1A, Risk Factors, in this Annual Report on Form 10-K for a discussion of cybersecurity risks.
Governance
Our Board of Directors (the “Board”) is ultimately responsible for the risk oversight of the company, including, cybersecurity and privacy risks. Our Board has delegated responsibility for oversight of cybersecurity risks to the Audit Committee. The Audit Committee is composed of board members with diverse expertise including risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively. Our Audit Committee is charged with reviewing and discussing our policies with respect to risk assessment and risk management, which includes overseeing our major financial, privacy, security, cybersecurity, and technology risk exposures and the steps our management has taken to monitor and control these exposures. At the management level, our Head of Cybersecurity and the cybersecurity teams are primarily responsible for identifying, assessing, monitoring and managing our cybersecurity. Our current Head of Cybersecurity has 20 years of industry experience, including serving as an enterprise Chief Information Security Officer for many years and having extensive experience in developing and leading risk management programs. Additionally, our Head of Cybersecurity holds multiple industry standard security certifications, including CISSP (Certified Information Systems Security Professional) and CISM (Certified Information Security Manager).
The Audit Committee receives reports, briefings and presentations from senior management, including our Head of Cybersecurity, at periodic committee meetings, including, on a rotating basis, in-depth presentations on specific areas of risk and regular enterprise risk management updates.
In addition to our scheduled meetings, our Global Incident Response Plan ensures that significant developments or incidents, even if immaterial to us, are reviewed regularly by a cross-functional team to determine whether further escalation to the Audit Committee is appropriate, ensuring the committee's and the Board’s oversight is timely and responsive. Our Global Incident Response Plan also includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Item 2. Properties
As of December 31, 2023, we operated the following facilities:

	Leased Square Footage (1)	Reportable Segment

	(square footage in thousands)
Description of Use:
Logistics	18,099	United States
Logistics	3,502	International
Customer service	329	United States
Retail	271	United States
Boston headquarters	1,402	United States
Office space	87	United States
Office space	222	International
Total	23,912
(1) Represents the total leased space excluding subleases and leases that have not yet commenced.
Item 3. Legal Proceedings
From time to time, we are involved in litigation matters and other legal claims that arise during the ordinary course of business. Litigation and legal claims are inherently unpredictable and cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations or financial condition, and regardless of the outcome, these matters can be costly and time consuming, as they can divert management's attention from important business matters and initiatives, negatively impacting our overall operations. In addition, we may be at greater risk to outside party claims as we increase our operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable or unclear.
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
Holders of Our Common Stock
As of February 15, 2024, there were 229 holders of record of shares of our Class A common stock and 252 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding our equity compensation plans and securities authorized for issuance thereunder is set forth under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in this Annual Report on Form 10-K.
Recent Purchases of Equity Securities
On August 21, 2020, the board of directors (the “Board”) authorized the repurchase of up to $700 million of Wayfair’s Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program,” together with the 2020 Repurchase Program, the “Repurchase Programs”). There is no stated expiration for the Repurchase Programs. Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
As of December 31, 2023, the approximate aggregate dollar value of shares that may yet be purchased under the authorized Repurchase Programs is $1.1 billion. There were no repurchases made during the three months ended December 31, 2023.

Item 6. Reserved
Not applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the company, our operations and our present business environment. Our MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying Notes thereto contained in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
All dollar and percentage comparisons made in our MD&A refer to the year ended December 31, 2023 financial results, compared with the year ended December 31, 2022 financial results, unless otherwise noted. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2022 for a comparative discussion of our year ended December 31, 2022 financial results as compared to our year ended December 31, 2021 financial results filed with the SEC on February 23, 2023.
The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ from those referred to herein due to a number of factors, including but not limited to risks described in
Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K.
Overview
Wayfair is one of the world’s largest online destinations for the home. Through our e-commerce business model, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over 30 million products from over 20 thousand suppliers.
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
During the year ended December 31, 2023, net revenue decreased by 1.8% compared to the same period in 2022. As of December 31, 2023, we had 22 million active customers and during the year ended December 31, 2023, 79.6% of orders came from repeat buyers. The lower sales were a function of normalization in average order value following a period of intense inflation in 2022, which were offset by a recovery in order volume, which showed positive growth year-over-year. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.

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
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K for the year ended December 31, 2023.

Key Financial Statement and Operating Metrics
We measure our business using the key financial statement and operating metrics that are reflected in the below table. See “Non-GAAP Financial Measures” below for more information regarding our use of Adjusted EBITDA, Free Cash Flow and Adjusted Diluted Earnings or Loss per Share and a reconciliation of these non-U.S. generally accepted accounting principles (“GAAP’) financial measures to the most directly comparable GAAP financial measure.
Our Free Cash Flow and Adjusted Diluted Earnings or Loss per Share are measured on a consolidated basis, while our Adjusted EBITDA is measured on a consolidated and reportable segment basis. All other key financial statement and operating metrics are derived and reported from our consolidated net revenue.
We use the following metrics to assess the near and longer-term performance of our overall business:

	Year Ended December 31,
	2023	2022	2021

	(in millions, except LTM net revenue per active customer, average order value and per share data)
Key Financial Statement Metrics:
Net revenue	$12,003	$12,218	$13,708
Gross profit	$3,667	$3,416	$3,895
Loss from operations	$(813)	$(1,384)	$(94)
Net loss	$(738)	$(1,331)	$(131)
Loss per share:
Basic	$(6.47)	$(12.54)	$(1.26)
Diluted	$(6.47)	$(12.54)	$(1.26)
Net cash provided by (used in) operating activities	$349	$(674)	$410
Key Operating Metrics:
Active customers (1)	22	22	27
LTM net revenue per active customer (2)	$537	$553	$501
Orders delivered (3)	41	40	52
Average order value (4)	$292	$305	$265
Non-GAAP Financial Measures:
Adjusted EBITDA	$306	$(416)	$614
Free Cash Flow	$(2)	$(1,132)	$130
Adjusted Diluted (Loss) Earnings per share	$(1.13)	$(7.71)	$2.32
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

Results of Consolidated Operations
Net revenue
During the year ended December 31, 2023, net revenue decreased by $215 million, or 1.8%, compared to the same period in 2022, which reflects recent macroeconomic pressures felt by consumers. The decrease in net revenue was due to lower average order value due, in part, to normalization of inflationary pressures in the supply chain compared to the same period in 2022.
During the year ended December 31, 2023, our United States (“U.S.”) net revenue increased by 0.2% and International net revenue decreased by 13.3% compared to the same period in 2022. During the year ended December 31, 2023, International Net Revenue Constant Currency Growth was (11.6)% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Year Ended December 31,
	2023	2022	% Change

	(in millions)
U.S. net revenue	$10,482	$10,464	0.2%
International net revenue	1,521	1,754	(13.3)%
Net revenue	$12,003	$12,218	(1.8)%
For more information on our segments, see Note 13 Segment and Geographic Information, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the year ended December 31, 2023, cost of goods sold decreased by $466 million, or 5.3%, compared to the same period in 2022. The decrease in cost of goods sold is primarily driven by operational cost savings initiatives.
As a percentage of net revenue, cost of goods sold decreased to 69.4% for the year ended December 31, 2023 compared to 72.0% in the same period in 2022 due to mix shifts, operational efficiencies and decreased logistics costs.

	Year Ended December 31,
	2023	2022	% Change

	(in millions)
Cost of goods sold	$8,336	$8,802	(5.3)%
As a percentage of net revenue	69.4%	72.0%

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

	Year Ended December 31,
	2023	2022	% Change

	(in millions)
Customer service and merchant fees (1)	$557	$632	(11.9)%
Advertising	1,397	1,473	(5.2)%
Selling, operations, technology, general and administrative (1)	2,447	2,625	(6.8)%
Impairment and other related net charges	14	39	(64.1)%
Restructuring charges	65	31	109.7%
Total operating expenses	$4,480	$4,800	(6.7)%
As a percentage of net revenue:
Customer service and merchant fees (1)	4.6%	5.2%
Advertising	11.6%	12.1%
Selling, operations, technology, general and administrative (1)	20.4%	21.5%
Impairment and other related net charges	0.1%	0.3%
Restructuring charges	0.5%	0.3%
	37.2%	39.4%
(1) Includes equity-based compensation and related taxes as follows:

	Year Ended December 31,
	2023	2022

	(in millions)
Customer service and merchant fees	$29	$34
Selling, operations, technology, general and administrative	$584	$482
During the year ended December 31, 2023, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative increased by $97 million, or 18.8% compared to the same period in 2022, driven by an increase in vested restricted stock units in 2023 compared to the same period in 2022.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Year Ended December 31,
	2023	2022
Customer service and merchant fees	4.4%	4.9%
Selling, operations, technology, general and administrative	15.5%	17.5%
Customer Service and Merchant Fees
During the year ended December 31, 2023, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees decreased by $70 million, or 11.7% compared to the same period in 2022. The decrease in customer service and merchant fees is primarily due to decreased compensation costs in 2023 compared to the same period in 2022.
As a percentage of net revenue, total customer service and merchant fees decreased to 4.6% for the year ended December 31, 2023 compared to 5.2% in the same period in 2022 due to decreased compensation costs.

Advertising
During the year ended December 31, 2023, our advertising expenses decreased by $76 million or 5.2% as compared to the same period in 2022. The decrease reflects our response to changing market conditions as we sought to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses decreased to 11.6% for the year ended December 31, 2023 compared to 12.1% in the same period in 2022 due in part to maintaining efficiencies in our advertising channel mix.
Selling, operations, technology, general and administrative
During the year ended December 31, 2023, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $280 million, or 13.1% compared to the same period in 2022. The decrease is primarily due to decreased personnel and information technology costs, partially offset by increased depreciation and amortization.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 20.4% for the year ended December 31, 2023 compared to 21.5% in the same period in 2022, primarily due to decreased compensation costs.
Impairment and other related net charges
During the year ended December 31, 2023, impairment and other related charges decreased by $25 million or 64.1% as compared to the same period in 2022. As a percentage of net revenue, impairment and other related net charges decreased to 0.1% from 0.3% in the same period in 2022.
During the year ended December 31, 2023, we recorded net charges of $14 million, inclusive of $5 million related to consolidation of certain customer service centers and $9 million related to construction in progress assets at identified U.S. locations. During the year ended December 31, 2022, we recorded net charges of $31 million of lease impairment and other charges related to changes in market conditions around future sublease income for one office location in the U.S. and charges of $8 million related to construction in progress assets at an International warehouse.
Restructuring charges
During the year ended December 31, 2023, restructuring charges increased by $34 million or 109.7% as compared to the same period in 2022. As a percentage of net revenue, restructuring charges increased to 0.5% from 0.3% in the same period in 2022.
During the year ended December 31, 2023, we incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions. During the year ended December 31, 2022, we incurred $31 million of charges consisting primarily of one-time employee severance and benefit costs associated with the August 2022 workforce reductions.
Interest expense, net
During the year ended December 31, 2023, our interest expense, net decreased by $10 million, or 37.0%, compared to the same period in 2022, primarily driven by higher interest income.

	Year Ended December 31,
	2023	2022	% Change

	(in millions)
Interest expense, net	$(17)	$(27)	(37.0)%

Other income (expense), net
During the year ended December 31, 2023, we recorded other income, net of $1 million, compared to other expense, net of $4 million in the same period in 2022, primarily driven by increases in foreign currency transaction gains. Included in other income (expense), net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Year Ended December 31,
	2023	2022	% Change

	(in millions)
Other income (expense), net	$1	$(4)	(125.0)%
Gain on debt extinguishment
During the year ended December 31, 2023, our gain on debt extinguishment increased by $4 million or 4.2% compared to the same period in 2022. In connection with the issuance of our 2028 Notes, we recorded a $100 million gain on debt extinguishment, representing the difference between the cash paid for principal of $514 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $614 million. In connection with the issuance of our 2027 Notes, we recorded a $96 million gain on debt extinguishment, representing the difference between the cash paid for principal of $504 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $600 million.
Refer to Note 6, Debt and Other Financing, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for additional information.

	Year Ended December 31,
	2023	2022	% Change

	(in millions)
Gain on debt extinguishment	$100	$96	4.2%

Provision for income taxes, net
During the year ended December 31, 2023, our provision for income taxes, net decreased by $3 million or 25.0% compared to the same period in 2022, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes. Refer to Note 11, Income Taxes, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for additional information.

	Year Ended December 31,
	2023	2022	% Change

	(in millions)
Provision for income taxes, net	$9	$12	(25.0)%

Liquidity and Capital Resources
Sources of Liquidity
At December 31, 2023, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.4 billion. Additionally, we have a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). As of December 31, 2023, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for $76 million as of December 31, 2023, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity for the periods presented:

	December 31,
	2023	2022

	(in millions)
Cash and cash equivalents	$1,322	$1,050
Short-term investments	29	228
Total liquidity	$1,351	$1,278
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
Further, on January 19, 2024, we announced a workforce realignment plan, including a workforce reduction involving approximately 1,650 employees. As a result, we expect to incur between approximately $70 million and $80 million of costs, consisting primarily of employee severance and benefit costs, most of which are expected to be incurred in the first quarter of 2024.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth in Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K. In addition, macroeconomic events have caused disruption in the capital markets, including increased inflation and interest rates, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets.
Credit Agreement and Convertible Debt
As of December 31, 2023, we had $3.2 billion principal amount of indebtedness outstanding.
Under the terms of our Revolver, we may use proceeds to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
During the year ended December 31, 2023, we used $514 million of the net transaction amount from the issuance of the 2028 Notes to repurchase for cash $83 million aggregate principal amount of the 2024 Notes and $535 million aggregate principal amount of the 2025 Notes in privately negotiated repurchase transactions. See Note 6, Debt and Other Financing, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

The conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes (collectively, the “Non-Accreting Notes” and together with the 2025 Accreting Notes, the “Notes”) were not triggered during the calendar quarter ended December 31, 2023, therefore, the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes are not convertible during the calendar quarter ended March 31, 2024 pursuant to the applicable last reported sales price conditions. The 2025 Accreting Notes are convertible at any time prior to the close of business on the second business day immediately preceding the maturity date. During the year ended December 31, 2023, there were no conversions of the Notes.
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
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the credit agreement governing the Revolver) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and convertible notes, see Note 6, Debt and Other Financing, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. As of December 31, 2023, we were in compliance with all the terms and conditions of our debt agreements.
Stock Repurchase Program
On August 21, 2020, the board of directors (the “Board”) authorized the repurchase of up to $700 million of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program” together with the 2020 Repurchase Program, the “Repurchase Programs”). There is no stated expiration date for the Share Repurchase Programs. We will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
The Repurchase Programs do not obligate us to purchase any shares of our Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of December 31, 2023, we have repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.

Trends and Historical Cash Flows

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Net loss	$(738)	$(1,331)	$(131)
Net cash provided by (used in) operating activities	$349	$(674)	$410
Net cash (used in) provided by investing activities	$(152)	$1	$(515)
Net cash provided by (used in) financing activities	$77	$16	$(303)
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
Cash flows provided by operating activities increased by $1.0 billion during the year ended December 31, 2023 compared to the same period in 2022, primarily due to an increase in net cash adjusted for non-cash items of $658 million and an increase of $365 million for cash provided by changes in operating assets and liabilities.
Investing Activities
Cash flows used in investing activities increased by $153 million during the year ended December 31, 2023 compared to the same period in 2022, primarily due to decreases in sales and maturities of short- and long-term investments of $656 million, partially offset by decreases in purchases of short- and long-term investments of $394 million, decreases in purchases of property and equipment and site and software development costs of $107 million, and decreases in other investing activities of $2 million.
Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 2.9% of net revenue for the year ended December 31, 2023 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments, including in our proprietary technology and operational platform.
Financing Activities
Cash flows provided by financing activities increased by $61 million during the year ended December 31, 2023 compared to the same period in 2022, primarily due to $75 million of repurchases of our Class A common stock and $3 million of principal payments upon maturity of convertible debt, both of which occurred during the year ended December 31, 2022. These are partially offset by increased payments to extinguish convertible debt of $10 million and increased premiums paid for capped call confirmations of $7 million.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2023:

		Payment Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years

		(in millions)
Short-term and long-term debt (1)	$3,450	$179	$1,820	$1,451	$—
Operating leases (2)	$1,331	$205	$417	$295	$414
Purchase obligations (3)	$460	$206	$245	$9	$—
Other commitments (4)	$144	$4	$21	$22	$97
(1) Represents future interest and principal payments on the Notes. For information regarding our convertible notes, see Note 6, Debt and Other Financing, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
(2) Represents the future minimum lease payments under non-cancellable leases. For information regarding our lease obligations, see Note 5, Leases, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
(3) Represents the future payments for enforceable and legally binding software license and freight commitments. For information regarding our purchase obligations, see Note 7, Commitments and Contingencies, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
(4) Represents the future minimum lease payments for additional, non-cancellable operating leases, primarily related to warehouse and retail leases that have not yet commenced. For more information see Note 5, Leases, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we have disclosed in this Annual Report on Form 10-K the following non-GAAP financial measures: Adjusted EBITDA, Free Cash Flow, Adjusted Diluted Earnings or Loss per Share and Net Revenue Constant Currency Growth.
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
The following table reflects the reconciliation of net income or loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Reconciliation of Adjusted EBITDA:
Net loss	$(738)	$(1,331)	$(131)
Depreciation and amortization	417	371	322
Equity-based compensation and related taxes	623	527	374
Interest expense, net	17	27	32
Other (income) expense, net	(1)	4	4
Provision for income taxes, net	9	12	1
Other:
Impairment and other related net charges (1)	14	39	12
Restructuring charges (2)	65	31	—
Gain on debt extinguishment (3)	(100)	(96)	—
Adjusted EBITDA	$306	$(416)	$614

(1)
During the year ended December 31, 2023, we recorded net charges of $14 million, inclusive of $5 million related to consolidation of certain customer service centers and $9 million related to construction in progress assets at identified U.S. locations. During the year ended December 31, 2022, we recorded net charges of $31 million of lease impairment and other charges related to changes in market conditions around future sublease income for one office location in the U.S. and charges of $8 million related to construction in progress assets at an International warehouse. During the year ended December 31, 2021, we recorded $12 million of customer service center impairment and other related charges related to our plan to consolidate customer service centers in identified U.S. locations.

(2)
During the year ended December 31, 2023, we incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions. During the year ended December 31, 2022, we incurred $31 million of charges consisting primarily of one-time employee severance and benefit costs associated with the August 2022 workforce reductions.

(3)
During the year ended December 31, 2023, we recorded a $100 million gain on debt extinguishment upon repurchase of $83 million in aggregate principal amount of the 2024 Notes and $535 million in aggregate principal amount of the 2025 Notes. During the year ended December 31, 2022, we recorded a $96 million gain on debt extinguishment upon repurchase of $375 million in aggregate principal amount of the 2024 Notes and $229 million in aggregate principal amount of the 2025 Notes.

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
The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Net cash provided by (used in) operating activities	$349	$(674)	$410
Purchase of property and equipment	(148)	(186)	(101)
Site and software development costs	(203)	(272)	(179)
Free Cash Flow	$(2)	$(1,132)	$130
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

A reconciliation of the numerator and denominator for diluted earnings or loss per share, the most directly comparable GAAP financial measure, to the numerator and denominator for Adjusted Diluted Earnings or Loss per Share in order to calculate Adjusted Diluted Earnings or Loss per Share, is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(738)	$(1,331)	$(131)
Adjustments to net loss
Interest expense associated with convertible debt instruments	—	—	20
Equity-based compensation and related taxes	623	527	374
Provision for income taxes, net	9	12	1
Other:
Impairment and other related net charges	14	39	12
Restructuring charges	65	31	—
Gain on debt extinguishment	(100)	(96)	—
Numerator for Adjusted Diluted (Loss) Earnings per Share - Adjusted net (loss) income	$(127)	$(818)	$276

Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding after the effect of dilutive securities	114	106	104
Adjustments to effect of dilutive securities:
Restricted stock units	—	—	3
Convertible debt instruments	—	—	12
Denominator for Adjusted Diluted (Loss) Earnings per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	114	106	119
Diluted Loss per Share	$(6.47)	$(12.54)	$(1.26)
Adjusted Diluted (Loss) Earnings per Share	$(1.13)	$(7.71)	$2.32

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, net revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.
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

Allowances for sales returns are estimated and recorded based on prior returns history, recent trends and projections for returns on sales in the current period. These estimates are based on historical rates of customer returns and allowances as well as the specific identification of outstanding returns that have not yet been received by us. The actual amount of customer returns and allowances are inherently uncertain and may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves established, we record a reduction or increase, as appropriate to net revenue in the period in which we make such a determination.
Leases
Lease liabilities and their corresponding right-of-use (“ROU”) assets are recorded based on the present value of lease payments over the expected lease term at the lease commencement date. As most of our leases do not provide an implicit rate, we use an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date to determine the present value of future payments. The determination of the IBR requires judgment and is primarily based on publicly-available information for companies within the same industry and with similar credit profiles. We adjust the rate for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at lease commencement and is subsequently reassessed upon a modification to the lease arrangement.
Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
We have operations both within the United States (“U.S.”) and internationally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, foreign currency fluctuations and inflation. Information relating to quantitative and qualitative disclosures about these market risks is below.
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
Our 2024 Notes, which were issued in November 2018, carry a fixed interest rate of 1.125% per year, our 2025 Notes, which were issued in August 2020, carry a fixed interest rate of 0.625% per year, our 2026 Notes, which were issued in August 2019, carry a fixed interest rate of 1.00% per year, our 2027 Notes, which were issued in September 2022, carry a fixed interest rate of 3.250%, our 2028 Notes, which were issued in May 2023, carry a fixed interest rate of 3.500% and our 2025 Accreting Notes, which were issued in April 2020, carry a fixed interest rate of 2.50% per year. Since the Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates.
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
Inflation
In fiscal 2023, we began to see normalization of inflationary pressures in the supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

WAYFAIR INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Wayfair Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wayfair Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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

Completeness of Sales Return Reserves
Description of the Matter	As described in Note 1 and Note 2 to the consolidated financial statements, the Company had sales return reserves of $45 million, which were recorded as a reduction to net revenue for the year ended December 31, 2023.

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

To test management’s significant assumptions, we performed procedures which included (1) agreeing revenues used in the analysis to the Company’s general ledger, (2) examining sales return levels for the 12 months before year end and the period subsequent to year end for unusual items or trends not consistent with the Company’s historical analysis of product returns, and (3) testing the historical accuracy of the Company’s estimates of returns on product revenue recorded in prior periods by comparing the reserve to returns actually processed. We also compared the Company’s projections of future sales returns as of the balance sheet date with actual returns made subsequent to year end.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.

Boston, Massachusetts
February 22, 2024

WAYFAIR INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,322	$1,050
Short-term investments	29	228
Accounts receivable, net	140	272
Inventories	75	90
Prepaid expenses and other current assets	289	293
Total current assets	1,855	1,933
Operating lease right-of-use assets	820	839
Property and equipment, net	748	774
Other non-current assets	51	34
Total assets	$3,474	$3,580
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,234	$1,204
Other current liabilities	949	868
Total current liabilities	2,183	2,072
Long-term debt	3,092	3,137
Operating lease liabilities, net of current	862	893
Other non-current liabilities	44	28
Total liabilities	6,181	6,130
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at December 31, 2023 and December 31, 2022	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 92,457,562 and 82,903,862 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 25,691,295 and 25,691,397 shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	1,316	737
Accumulated deficit	(4,018)	(3,280)
Accumulated other comprehensive loss	(5)	(7)
Total stockholders' deficit	(2,707)	(2,550)
Total liabilities and stockholders' deficit	$3,474	$3,580
See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021

	(in millions, except per share data)
Net revenue	$12,003	$12,218	$13,708
Cost of goods sold	8,336	8,802	9,813
Gross profit	3,667	3,416	3,895
Operating expenses:
Customer service and merchant fees	557	632	584
Advertising	1,397	1,473	1,378
Selling, operations, technology, general and administrative	2,447	2,625	2,015
Impairment and other related net charges	14	39	12
Restructuring charges	65	31	—
Total operating expenses	4,480	4,800	3,989
Loss from operations	(813)	(1,384)	(94)
Interest expense, net	(17)	(27)	(32)
Other income (expense), net	1	(4)	(4)
Gain on debt extinguishment	100	96	—
Loss before income taxes	(729)	(1,319)	(130)
Provision for income taxes, net	9	12	1
Net loss	$(738)	$(1,331)	$(131)
Loss per share:
Basic	$(6.47)	$(12.54)	$(1.26)
Diluted	$(6.47)	$(12.54)	$(1.26)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	114	106	104
Diluted	114	106	104

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Net loss	$(738)	$(1,331)	$(131)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	1	(2)
Net unrealized gain (loss) on available-for-sale investments	1	(1)	—
Comprehensive loss	$(736)	$(1,331)	$(133)

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit

	(in millions)
Balance at December 31, 2020	100	$—	$699	$(1,886)	$(5)	$(1,192)
Net loss	—	—	—	(131)	—	(131)
Other comprehensive loss	—	—	—	—	(2)	(2)
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation	—	—	372	—	—	372
Repurchase of common stock	(1)	—	(300)	—	—	(300)
Shares issued upon conversion of convertible notes	4	—	265	—	—	265
Cumulative effect of adopting new convertible debt standard	—	—	(699)	68	—	(631)
Balance at December 31, 2021	105	—	337	(1,949)	(7)	(1,619)
Net loss	—	—	—	(1,331)	—	(1,331)
Issuance of common stock upon vesting of RSUs	5	—	—	—	—	—
Equity-based compensation	—	—	555	—	—	555
Repurchase of common stock	(1)	—	(75)	—	—	(75)
Premiums paid for capped calls	—	—	(80)	—	—	(80)
Balance at December 31, 2022	109	—	737	(3,280)	(7)	(2,550)
Net loss	—	—	—	(738)	—	(738)
Other comprehensive income	—	—	—	—	2	2
Issuance of common stock upon vesting of RSUs	9	—	—	—	—	—
Equity-based compensation	—	—	666	—	—	666
Premiums paid for capped calls	—	—	(87)	—	—	(87)
Balance at December 31, 2023	118	$—	$1,316	$(4,018)	$(5)	$(2,707)

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Cash flows from (for) operating activities:
Net loss	$(738)	$(1,331)	$(131)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	417	371	322
Equity-based compensation expense	605	513	344
Amortization of discount and issuance costs on convertible notes	8	8	7
Impairment and other related net charges	14	39	12
Gain on debt extinguishment	(100)	(96)	—
Other non-cash adjustments	(3)	41	6
Changes in operating assets and liabilities:
Accounts receivable, net	132	(48)	(118)
Inventories	16	(21)	(17)
Prepaid expenses and other assets	16	27	(28)
Accounts payable and other liabilities	(18)	(177)	13
Net cash provided by (used in) operating activities	349	(674)	410

Cash flows (for) from investing activities:
Purchase of short- and long-term investments	(36)	(430)	(989)
Sale and maturities of short- and long-term investments	233	889	749
Purchase of property and equipment	(148)	(186)	(101)
Site and software development costs	(203)	(272)	(179)
Other investing activities, net	2	—	5
Net cash (used in) provided by investing activities	(152)	1	(515)

Cash flows from (for) financing activities:
Repurchase of common stock	—	(75)	(300)
Proceeds from issuance of convertible notes, net of issuance costs	678	678	—
Premiums paid for capped call confirmations	(87)	(80)	—
Payment of principal upon maturity of convertible debt	—	(3)	—
Payments to extinguish convertible debt	(514)	(504)	—
Other financing activities, net	—	—	(3)
Net cash provided by (used in) financing activities	77	16	(303)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	1	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	276	(656)	(424)

Cash, cash equivalents and restricted cash
Beginning of year	$1,050	$1,706	$2,130
End of year	$1,326	$1,050	$1,706
See notes to consolidated financial statements

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Supplemental cash flow information:
Cash paid for interest on long-term debt	$53	$27	$27
Non-cash impact to equity upon conversion of convertible notes, net of taxes	$—	$—	$265
Purchase of property and equipment included in accounts payable and other liabilities	$19	$(6)	$41

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$1,322	$1,050	$1,706
Restricted cash included within prepaid expenses and other current assets	4	—	—
Total cash, cash equivalents and restricted cash	$1,326	$1,050	$1,706

See notes to consolidated financial statements.

Wayfair Inc.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Wayfair Inc. is one of the world's largest online destinations for the home. Through its e-commerce business model, Wayfair offers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over 30 million products from over 20 thousand suppliers. These financial statements consolidate the operations and accounts of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, “Wayfair,” “the Company,” or similar terms refer to Wayfair Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.
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
Cash, Cash Equivalents and Restricted Cash
Wayfair considers all highly liquid investments purchased with an original maturity (at the date of purchase) of three months or less to be the equivalent of cash. Cash equivalents, which consist primarily of money market accounts and certificates of deposits with original maturities of three months or less, are carried at cost, which approximates fair value. Wayfair’s restricted cash is primarily restricted to funds held in collateral, which is recorded within prepaid expenses and other current assets on the consolidated balance sheets.
Investments
Wayfair classifies investments in certificates of deposits and marketable securities with original maturities of greater than three months as short-term investments on the consolidated balance sheets. Short-term investments mature in less than twelve months from the balance sheet date. The cost basis of an investment sold is determined using the specific identification method. To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss. However, management considers the risk of credit loss to be minimized by Wayfair’s policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason for the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management’s intended holding period and time horizon for selling.
From time to time, Wayfair may enter into equity investments that align with organizational strategies and growth initiatives. Equity investments in companies for which the Company does not have the ability to exercise significant influence are accounted for as equity securities. These are measured at fair value and classified as other non-current assets within the consolidated balance sheets with observable changes recorded within other income or expense, net on the consolidated statements of operations.
Equity Method Investments
Wayfair accounts for investments using the equity method of accounting when the Company has the ability to exercise significant influence, but not controlling financial interest over an investee. The equity method investments are classified as other non-current assets within the consolidated balance sheets and the proportional share of income or loss is recorded within other income or expense, net on the consolidated statements of operations. Equity method investments are reviewed for indicators of impairment on a quarterly basis. An equity method investment is written down to the estimated fair value if there is evidence of a loss in value which is other-than-temporary.

Concentrations of Credit Risk
Financial instruments that subject Wayfair to credit risk consist of cash, cash equivalents, and restricted cash, short-term investments and accounts receivable. The risk for cash, cash equivalents and restricted cash is minimized by Wayfair's policy to maintain these balances with major financial institutions of high-credit quality. At times, cash balances may exceed federally insured limits; however, to date, Wayfair has not incurred any losses on these balances. As of December 31, 2023 and 2022, Wayfair had $111 million and $122 million, respectively, in bank deposits located outside of the United States (“U.S.”). The risk for short-term investments is minimized by Wayfair's policy of investing in financial instruments issued by highly-rated financial institutions.
Accounts Receivable, Net
Accounts receivable are stated net of the allowance for credit losses, which are recorded based on historical losses as well as management's expectation of future collections. Uncollectible amounts are written off against the allowance after all collection efforts have been exhausted. Wayfair's exposure to credit loss is minimized through customer risk assessments performed prior to customer checkout and Wayfair's policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. Further, management believes credit risk is mitigated since approximately 99.4% of the net revenue recognized for the year ended December 31, 2023 was collected in advance of recognition.
Inventories
Inventories consisting of finished goods are stated at the lower of cost or net realizable value, determined by the first-in, first-out (“FIFO”) method, and consist of product for resale. Inventory costs consist of cost of product and inbound shipping and handling costs. Inventory costs also include direct and indirect labor costs, rent and depreciation expense associated with Wayfair's fulfillment centers. Inventory valuation requires Wayfair to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, liquidations and expected recoverable values of each disposition category.
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

Leases
Wayfair generally leases office, retail and warehouse facilities under non cancellable agreements. Upon each agreement's commencement date, Wayfair determines if the agreement is part of an arrangement that is or that contains a lease, the lease classification and recognizes the right-of-use (“ROU”) assets and lease liabilities for all leases with the exception of leases with terms of 12 months or less. Wayfair has arrangements with lease and non-lease components, and accounts for lease and non-lease components as a single lease component for corporate headquarters offices and field offices. All other lease arrangements for lease and non-lease components are accounted for separately. Operating lease ROU assets are classified in operating lease right-of-use assets within the consolidated balance sheets. Operating lease liabilities are classified as other current liabilities and operating lease liabilities based on when lease payments are due. As of December 31, 2023 and 2022 Wayfair did not have any material finance lease arrangements.
Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term at the lease commencement date. As most of the leases do not provide an implicit rate, Wayfair uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The determination of the IBR requires judgment and is primarily based on publicly available information for companies within the same industry and with similar credit profiles. Wayfair adjusts the rate for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at lease commencement and is subsequently reassessed as necessary upon a modification to the lease arrangement. The ROU asset also includes any lease payments made prior to the commencement date and excludes lease incentives and initial direct costs incurred.
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
Foreign Currency Translation
These financial statements are consolidated and presented in the U.S. dollar. Subsidiaries with non-U.S. dollar functional currencies are translated to the U.S. dollar using year-end exchange rates for assets and liabilities and average exchange rates for revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transaction occurred. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income or loss below net income or loss and accumulated other comprehensive income or loss within total stockholders’ deficit. Transaction gains and losses are included in other income or expense, net, which is reflected in net income or loss.
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
Net revenue from product sales includes shipping costs charged to the customer and is recorded net of taxes collected from customers, which are recorded in other current liabilities and are remitted to governmental authorities. Cash discounts and rebates earned by customers at the time of purchase and estimates for sales return allowances are recorded as a deduction to net revenue. Allowances for sales returns are estimated and recorded based on prior returns history, recent trends and projections for returns on sales in the current period. These estimates are based on historical rates of customer returns and allowances as well as the specific identification of outstanding returns that have not yet been received by Wayfair.
Wayfair maintains a membership rewards program for customer purchases made with the Credit Card Program. In exchange for providing intellectual property as part of the Credit Card Program, Wayfair records net revenue based on spending activity and the profitability of the card portfolio. Spending activity of the underlying accounts represents customer purchases used with their respective cards, and the profitability of the card portfolio is based on the financial performance of the underlying credit portfolio.
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
Shipping and Fulfillment Costs: Shipping costs include outbound shipping costs, including associated applicable customs duties. Fulfillment costs include costs incurred to operate and staff the fulfillment centers and provide other inbound supply chain services such as ocean freight and drayage. Costs to operate and staff the CastleGate and Wayfair Delivery Network (“WDN”) include rent and depreciation expenses associated with various facilities, costs to receive, inspect, pick, package and prepare customer orders for delivery, and direct and indirect labor costs including compensation, compensation-related benefits and equity-based compensation. Shipping and fulfillment costs are offset by fees earned by providing logistic services to suppliers including order fulfillment, warehousing and inbound supply chain services such as ocean freight and drayage through Wayfair's CastleGate business. Fulfillment fees are earned upon completion of preparing customer orders for shipment, warehousing fees are earned upon completion of each storage date and inbound supply chain services are earned on a straight-line basis as the shipments move from origin to destination. Shipping and fulfillment costs were $1.9 billion, $2.2 billion and $2.1 billion, for the years ended December 31, 2023, 2022 and 2021.
Customer Service and Merchant Fees
Customer service and merchant fees consist of labor-related costs, including compensation, compensation-related benefits and equity-based compensation of employees involved in customer service activities, merchant processing fees associated with customer payments made by credit cards and debit cards and other variable fees. Merchant processing fees totaled $256 million, $258 million and $275 million in the years ended December 31, 2023, 2022 and 2021.
Advertising
Advertising consists of direct response performance marketing costs, such as display advertising, paid search advertising, social media advertising, search engine optimization, comparison shopping engine advertising, television advertising, direct mail, catalog and print advertising. Costs for advertising are expensed as incurred. Prepayments for advertising that has not been incurred are included in prepaid expenses and other current assets, and advertising costs that have been incurred but not paid are included in other current liabilities.

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
Income Tax
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
Earnings or Loss per Share
Wayfair follows the two-class method when computing earnings or loss per share for its two issued classes of common stock - Class A and Class B. Basic earnings or loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings or loss per share is computed using the weighted-average number of shares of common stock outstanding during the period plus, if dilutive, common stock equivalents outstanding during the period and stock issuable upon conversion of the convertible debt instruments. Wayfair's common stock equivalents consist of shares issuable upon the release of restricted stock units. The dilutive effect of these common stock equivalents is reflected in diluted earnings or loss per share by application of the treasury stock method. The dilutive effect of shares issuable upon conversion of the convertible debt instruments are included in the calculation of diluted earnings or loss per share under the if-converted method.
For periods in which Wayfair has reported net losses, diluted loss per share is the same as basic loss per share, as the effects of common stock equivalents outstanding and shares issuable upon conversion of convertible debt instruments are antidilutive and therefore excluded from the calculation of diluted loss per share.
Wayfair allocates undistributed earnings between the classes on a one-to-one basis when computing earnings or loss per share. As a result, basic and diluted earnings or loss per share per Class A and Class B shares are equivalent.

Recently Issued Accounting Pronouncements
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied retrospectively to all prior periods presented in the financial statements. Wayfair is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to update reportable income tax disclosure requirements, primarily through enhanced disclosures on the rate reconciliation table and other disclosures, including total income taxes paid by jurisdiction. The amendment is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendment should be applied prospectively, with retrospective adoption permitted. Wayfair is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of December 31, 2023, accounts receivable was $140 million, net of allowance for credit losses of $22 million. As of December 31, 2022, accounts receivable was $272 million, net of allowance for credit losses of $24 million. The changes in the allowance for credit losses were not material for the year ended December 31, 2023. Management believes credit risk is mitigated for the year ended December 31, 2023, as approximately 99.4% of the net revenue recognized was collected in advance of recognition.
Prepaid Expenses and Other Current Assets
The following table presents the components of prepaid expenses and other current assets as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(in millions)
Prepaid expenses and other current assets:
Deferred costs in transit	$79	$96
Prepaid expenses	81	95
Supplier receivables and credits receivable	90	69
Restricted cash	4	—
Other current assets	35	33
Total prepaid expenses and other current assets	$289	$293

Other Non-current Assets
The following table presents the components of other non-current assets as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(in millions)
Other non-current assets:
Goodwill and intangible assets, net	$14	$15
Long-term investments	14	11
Other non-current assets	23	8
Total other non-current assets	$51	$34
Amortization expense related to intangible assets was $1 million for the years ended December 31, 2023, 2022 and 2021. Goodwill was $0.4 million for the years ended December 31, 2023 and 2022. For the years ended December 31, 2023, 2022 and 2021, no indicators of impairment of goodwill or intangible assets were identified and therefore no impairment has been recorded.
Other Current Liabilities
The following table presents the components of other current liabilities as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(in millions)
Other current liabilities:
Unearned revenue	$195	$214
Employee compensation and related benefits	80	102
Current operating lease liabilities (Note 5)	133	125
Advertising	92	98
Sales tax payable	65	62
Sales return allowance	45	52
Short-term debt (Note 6)	117	—
Other accrued expenses and current liabilities	222	215
Total other current liabilities	$949	$868
Contract Liabilities
Contract liabilities included in unearned revenue and other accrued expenses and current liabilities were $195 million and $9 million at December 31, 2023, respectively, and $214 million and $10 million at December 31, 2022, respectively.
During the year ended December 31, 2023, Wayfair recognized $153 million and $7 million of net revenue that was included in unearned revenue and other accrued expenses and current liabilities, respectively, as of December 31, 2022.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 13, Segment and Geographic Information, for additional information.
Restructuring Charges
In January 2023, Wayfair announced an update to the Company’s cost efficiency plan, including a workforce reduction involving approximately 1,750 employees. As a result of this workforce reduction, during the year ended December 31, 2023, Wayfair incurred $65 million of charges recorded within restructuring charges on the consolidated statements of operations. Wayfair does not expect to incur any further material charges related to this workforce reduction. The charges consisted primarily of one-time employee severance and benefit costs.

In January 2024, Wayfair announced a workforce realignment plan, including a workforce reduction involving approximately 1,650 employees. As a result, Wayfair expects to incur between approximately $70 million and $80 million of costs, consisting primarily of employee severance and benefit costs, most of which are expected to be incurred in the first quarter of 2024.
3. Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements
Investments
As of December 31, 2023 and 2022, Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the years ended December 31, 2023, 2022 and 2021, Wayfair did not have any realized gains or losses. During the years ended December 31, 2023, 2022 and 2021, Wayfair recorded interest income, including interest earned from cash and cash equivalents and marketable securities, of $47 million, $13 million and $5 million, respectively.
During the years ended December 31, 2023, 2022 and 2021, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. As of December 31, 2023 and 2022, Wayfair did not have an allowance for credit losses recorded related to its available-for-sale debt securities.
The following table presents details of Wayfair’s investment securities as of December 31, 2023 and 2022:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$29	$—	$—	$29
Total	$29	$—	$—	$29

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$229	$—	$(1)	$228
Total	$229	$—	$(1)	$228
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
The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$407	$—	$—	$407
Cash equivalents	915	—	—	915
Total cash and cash equivalents	1,322	—	—	1,322
Short-term investments:
Investment securities	—	29	—	29
Prepaid expenses and other current assets:
Certificate of deposit (1)	4	—	—	4
Total	$1,326	$29	$—	$1,355
(1) The certificate of deposit is classified as restricted cash that is primarily restricted to funds held in collateral.

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$430	$—	$—	$430
Cash equivalents	620	—	—	620
Total cash and cash equivalents	1,050	—	—	1,050
Short-term investments:
Investment securities	—	228	—	228
Total	$1,050	$228	$—	$1,278

4. Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	(in millions)
Furniture and computer equipment	$631	$593
Site and software development costs	960	829
Leasehold improvements	570	544
Construction in progress	70	36
	2,231	2,002
Less: Accumulated depreciation and amortization	(1,483)	(1,228)
Property and equipment, net	$748	$774
For the years ended December 31, 2023, 2022, and 2021, depreciation and amortization expense was $416 million, $370 million and $322 million, respectively, of which $279 million, $224 million and $171 million, respectively, was attributable to the amortization expense of site and software development costs. Total costs capitalized of site and software development costs, net of accumulated amortization, totaled $265 million and $283 million as of December 31, 2023 and 2022, respectively.
Impairment and other related net charges
During the year ended December 31, 2023, Wayfair recorded charges of $9 million related to construction in progress assets at identified U.S. locations.
During the year ended December 31, 2022, Wayfair recorded charges of $15 million for the non-cash impairment of fixed assets. This is inclusive of $7 million, related to an impairment of a U.S. office location due to current sublease market conditions and $8 million for other non-cash impairment charges, related to construction in progress assets at an International warehouse.
During the year ended December 31, 2021, in connection with the consolidation of certain customer service centers in identified U.S. locations, Wayfair recorded charges of $5 million for the non-cash impairment of fixed assets. For further information, refer to Note 5, Leases.
5. Leases
Wayfair has lease arrangements for warehouses, WDN facilities, which includes consolidation centers, cross docks and last mile delivery facilities and office spaces. These leases expire at various dates through 2044. Operating lease expense was $190 million, $180 million and $160 million for the years ended December 31, 2023, 2022 and 2021, respectively. Sublease income was $2 million, $14 million, and $17 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table presents other information related to leases:

	Year Ended December 31,
	2023	2022

	(in millions)
Supplemental cash flow information:
Cash payments included in operating cash flows from lease arrangements	$195	$189
Right-of-use assets obtained in exchange for lease obligations	$100	$170
Right-of-use asset amortization	$130	$115

	December 31, 2023	December 31, 2022
Additional lease information:
Weighted average remaining lease term	7 years	8 years
Weighted average discount rate	7.5%	6.8%
Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

Amount
(in millions)
2024	$205
2025	217
2026	200
2027	173
2028	122
Thereafter	414
Total future minimum lease payments	1,331
Less: Imputed interest	(336)
Total	$995

The following table presents total operating leases liabilities:

	December 31,
	2023	2022

	(in millions)
Balance sheet line item:
Other current liabilities	$133	$125
Operating lease liabilities, net of current	862	893
Total operating leases liabilities	$995	$1,018
As of December 31, 2023, Wayfair has entered into $144 million of additional operating leases, primarily related to warehouse and retail leases that have not yet commenced. As there is no control of the underlying assets during the construction period, Wayfair is not considered the owner of the construction project for accounting purposes. These operating leases will commence during 2024 through 2028 with lease terms of 1 to 12 years.
Impairment and other related net charges
During the year ended December 31, 2023, Wayfair recorded charges of $5 million related to the consolidation of certain customer service centers in identified U.S. locations.
During the year ended December 31, 2022, Wayfair recorded net charges of $23 million of lease impairment and other related net charges primarily related to changes in market conditions around future sublease income for one of our office locations in the U.S.
During the year ended December 31, 2021, in connection with the consolidation of certain customer service centers in identified U.S. locations, Wayfair recorded charges of $6 million related to the impairment of ROU assets. For further information, refer to Note 4, Property and Equipment, net.
6. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing:

	December 31, 2023			December 31, 2022
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

	(in millions)
Revolving Credit Facility			$—			$—
2024 Notes	$117	$—	117	$200	$(1)	199
2025 Notes	754	(3)	751	1,289	(8)	1,281
2026 Notes	949	(5)	944	949	(7)	942
2027 Notes	690	(10)	680	690	(12)	678
2028 Notes	690	(11)	679	—	—	—
2025 Accreting Notes	38	—	38	37	—	37
Total Debt			$3,209			$3,137
Short-term debt (1)			117			—
Long-term debt			$3,092			$3,137
(1) Short-term debt consists of the 2024 Notes and is presented within other current liabilities in the consolidated balance sheets.

Revolving Credit Facility
On March 24, 2021, Wayfair and certain of its subsidiaries (together, the “Guarantors”), and Wayfair’s wholly-owned subsidiary Wayfair LLC, as borrower (the “Borrower”), entered into a new credit agreement (the “Credit Agreement”) with the lending institutions from time-to-time parties thereto and Citibank, N.A., in its capacity as administrative agent, collateral agent, swingline lender and a letter of credit issuer. The Credit Agreement provides for a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). Debt issuance costs for the Revolver are included in other non-current assets and are amortized to interest expense over the Revolver’s term. As of December 31, 2023, there were no revolving loans outstanding under the Revolver.
Under the Credit Agreement, the Borrower may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had approximately $76 million outstanding letters of credit as of December 31, 2023, primarily as security for lease agreements, which reduced the availability of credit under the Revolver. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.
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
On October 11, 2021, the parties amended the Credit Agreement (“Amendment No. 1”) to reflect technical and administrative changes related to the phaseout of LIBOR and the implementation of SONIA with respect to loans denominated in Pounds Sterling. Following Amendment No. 1, the Revolver borrowings bear interest through maturity at a variable rate based upon, at the Borrower’s option, (i) the LIBOR rate, (ii) the base rate (which is the highest of (x) the prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate and (z) 1.00% in excess of the one-month LIBOR rate) or (iii) with respect to loans denominated in Pounds Sterling, the RFR rate (which is the greater of (x) the SONIA rate and (y) 0.00%), plus, in each case an applicable margin.
On June 13, 2023, the parties amended the Credit Agreement (“Amendment No. 2”) to reflect the phaseout of USD LIBOR and the implementation of Adjusted Term SOFR. Following Amendment No. 2, the Revolver borrowings bear interest through maturity at a variable rate based upon, at the Borrower’s option, (i) Adjusted Term SOFR, (ii) the base rate (which is the highest of (x) the prime rate, (y) the NYFRB Rate in effect plus one-half of 1.00% and (z) Adjusted Term SOFR for a one-month interest period plus 1.00%), or (iii) with respect to loans denominated in an Alternative Currency (other than Pounds Sterling), the Adjusted Eurocurrency Rate (which is equal to (x) the Eurocurrency Rate for such interest period multiplied by (y) the Statutory Reserve Rate).
As of December 31, 2023, the applicable margin for Adjusted Term SOFR or Eurocurrency loans is 1.25% per annum, the applicable margin for base rate loans is 0.25% per annum and the applicable margin for RFR loans is 1.2826% per annum. The applicable margin is subject to specified changes depending on Wayfair’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrower and the Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of their businesses. The Revolver also contains customary events of default, subject to thresholds and grace periods, including, among others, payment default, covenant default, cross default to other material indebtedness and judgment default. In addition, the Credit Agreement requires Wayfair to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. Wayfair does not expect any of these restrictions to affect or limit the ability to conduct business in the ordinary course. As of December 31, 2023, Wayfair was in compliance with all covenants.

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
In November 2018, Wayfair issued $575.0 million in aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (the “2024 Notes”), which included the exercise in full of a $75.0 million option granted to the initial purchasers. In connection with the 2024 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2024 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2024 Notes (the “2024 Capped Calls”). In September 2022, in connection with the issuance of the 2027 Notes, as defined below, Wayfair repurchased for cash approximately $375 million aggregate principal amount of the 2024 Notes. In May 2023, in connection with the issuance of the 2028 Notes, as defined below, Wayfair repurchased for cash approximately $83 million aggregate principal amount of the 2024 Notes. For more information, see “Extinguishment and Conversions of Notes” below.
In August 2020, Wayfair issued $1.518 billion in aggregate principal amount of 0.625% Convertible Senior Notes due 2025 (the “2025 Notes”), which included the exercise in full of a $198.0 million option granted to the initial purchasers. In connection with the issuance of the 2025 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2025 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2025 Notes (the “2025 Capped Calls”). In September 2022, in connection with the issuance of the 2027 Notes, as defined below, Wayfair repurchased for cash approximately $229 million aggregate principal amount of the 2025 Notes. In May 2023, in connection with the issuance of the 2028 Notes, as defined below, Wayfair repurchased for cash approximately $535 million aggregate principal amount of the 2025 Notes. For more information, see “Extinguishment and Conversions of Notes” below.
In August 2019, Wayfair issued $948.75 million in aggregate principal amount of 1.000% Convertible Senior Notes due 2026 (the “2026 Notes”), which included the exercise in full of a $123.75 million option granted to the initial purchasers. In connection with the 2026 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2026 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes (the “2026 Capped Calls”).
In September 2022, Wayfair issued $690.0 million in aggregate principal amount of 3.250% Convertible Senior Notes due 2027 (the “2027 Notes”), which included the exercise in full of a $90.0 million option granted to the initial purchasers. In connection with the issuance of the 2027 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2027 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2027 Notes (the “2027 Capped Calls”).
In May 2023, Wayfair issued $690.0 million in aggregate principal amount of 3.500% Convertible Senior Notes due 2028 (the “2028 Notes” and together with the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes, the “Non-Accreting Notes”), which included the exercise in full of a $90.0 million option granted to the initial purchasers. In connection with the issuance of the 2028 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2028 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2028 Notes (the “2028 Capped Calls”).
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
The conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes were not triggered during the calendar quarter ended December 31, 2023, therefore, the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes are not convertible during the calendar quarter ended March 31, 2024 pursuant to the applicable last reported sales price conditions.
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
Interest for the Accreting Notes is amortized to interest expense, net using the effective interest method over the term of the Accreting Notes and recorded to other long-term liabilities in the consolidated balance sheet. Upon accretion to the principal amount on April 1 and October 1 of each year, Wayfair will reclassify the interest accrued as of that date to long-term debt.

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
Conversions of Notes
During the year ended December 31, 2023, there were no conversions of the Notes.
Interest Expense
The following table presents total interest expense recognized for the Notes for the years ended December 31:

	Year Ended December 31,
	2023			2022			2021
Convertible Notes	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense

	(in millions)
2024 Notes	$2	$1	$3	$5	$2	$7	$7	$2	$9
2025 Notes	6	2	8	9	3	12	10	3	13
2026 Notes	9	2	11	9	2	11	9	2	11
2027 Notes	22	2	24	7	1	8	—	—	—
2028 Notes	15	1	16	—	—	—	—	—	—
2025 Accreting Notes	1	—	1	1	—	1	(1)	—	(1)
Total	$55	$8	$63	$31	$8	$39	$25	$7	$32
Fair Value of Notes
As of December 31, 2023, the estimated fair value of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2025 Accreting Notes was $116 million, $684 million, $837 million, $870 million, $1.1 billion and $32 million, respectively. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs including volatility and credit spread. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements. As of December 31, 2023, the if-converted value of the 2028 Notes exceeded the principal value by $240 million. As of December 31, 2023, the if-converted value of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2025 Accreting Notes did not exceed the principal value.
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
7. Commitments and Contingencies
Purchase Obligations
Wayfair has entered into purchase obligations that represent enforceable and legally binding software license and freight commitments. Payments due under these purchase obligations are $206 million in 2024, $217 million in 2025, $28 million in 2026, $9 million in 2027 and none thereafter. These payments exclude payments for contracts that are able to be canceled, both in full or in part, since they do not represent legally binding arrangements.
Collection of Sales or Other Similar Taxes
Wayfair has historically collected and remitted sales tax based on the locations of its physical operations. The U.S. Supreme Court's decision in South Dakota v. Wayfair, Inc., removed a significant impediment to the enactment of laws imposing sales tax collection obligations on out-of-state e-commerce companies. Several states and other taxing jurisdictions have presented, or indicated that they may present, Wayfair with sales tax assessments. The aggregate assessments received as of December 31, 2023 are not material to Wayfair's business and Wayfair does not expect the Court's decision to have a significant impact on its business. Wayfair currently collects and remits sales tax based on the locations of its physical operations, as well as locations where it has economic presence.
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
Canada Border Services Agency
The Canada Border Services Agency (“CBSA”) is examining Wayfair’s payment of duties under the Special Measures Import Act (the “CBSA review”) for goods imported into Canada for the years ended December 31, 2023 and 2022 and part of the year ended December 31, 2021. As of December 31, 2023, the estimated potential liability for the CBSA review, net of any of any amounts that may be recouped through the appeals process, is approximately $20 million, inclusive of duties and interest.

During the year ended December 31, 2023, approximately $17 million of this estimated liability was recorded to cost of sales and $3 million was recorded to selling, operations, technology, general and administrative within the consolidated statement of operations. During the year ended December 31, 2023, Wayfair made payments of approximately $11 million of duties and $2 million of interest charges based on assessments received related to part of the year ended December 31, 2021. Wayfair is required to pay all assessed amounts in order to exercise its appeal rights. Wayfair believes there are substantial factual and legal grounds to appeal and partially recuperate these amounts and is exploring other potential avenues to mitigate exposure.
As of December 31, 2023, approximately $7 million was recorded within other current liabilities in the consolidated balance sheets.
Because loss contingencies are inherently unpredictable, this assessment is subjective and requires judgments about future events. As a result, it is at least reasonably possible that this estimate may change in the near term and the effect of the potential change could be material.
8. Employee Benefit Plans
Wayfair has a defined-contribution, incentive savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have reached the age of 21 years. Employees may elect to defer compensation up to a dollar limit (as allowable by the Internal Revenue Code), of which up to 4% of an employee's salary will be matched by Wayfair. The amounts deferred by the employee and the matching amounts contributed by Wayfair both vest immediately. The amount expensed under the plan totaled approximately $35 million, $43 million and $35 million in the years ended December 31, 2023, 2022 and 2021, respectively.
9. Stockholders’ Deficit
Preferred Stock
Wayfair authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of December 31, 2023, Wayfair had no shares of undesignated preferred stock issued or outstanding.
Common Stock
Wayfair authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 92,457,562 and 82,903,862 shares of Class A common stock and 25,691,295 and 25,691,397 shares of Class B common stock were outstanding as of December 31, 2023 and 2022. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if Wayfair's Board of Directors (the “Board”), in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since Wayfair's initial public offering through December 31, 2023, 56,347,119 shares of Class B common stock were converted to Class A common stock.
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

During the year ended December 31, 2023, Wayfair did not repurchase any shares of Class A Common stock under the Repurchase Programs. During the year ended December 31, 2022, Wayfair repurchased 548,173 shares of Class A common stock for $75 million under the 2020 Repurchase Program. During the year ended December 31, 2021, Wayfair did not repurchase any shares of Class A Common stock under the Repurchase Programs.
10. Equity-Based Compensation
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
Under the 2023 Plan, 20,525,663 shares of Class A common stock initially were available for future award grants. As of December 31, 2023, 14,808,859 shares of Class A common stock remained available for future grant under the 2023 Plan.
The following table presents activity relating to RSUs for the year ended December 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	10,170,203	$100.05
RSUs granted	6,766,543	$50.39
RSUs vested	(9,553,598)	$66.60
RSUs forfeited/canceled	(2,196,262)	$107.53
Unvested at December 31, 2023	5,186,886	$93.68
As of December 31, 2023, unrecognized equity-based compensation expense related to RSUs expected to vest over time is $325 million with a weighted-average remaining vesting term of 0.7 years.
The following table summarizes the weighted average grant date fair value of RSUs vested for the years ended December 31:

	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value of RSUs	$50.39	$68.61	$269.88
Total fair value of vested RSUs (in millions)	$636	$523	$337
Intrinsic value of RSUs vested (in millions)	$532	$291	$735
As of December 31, 2023, the aggregate intrinsic value of unvested RSUs was $320 million.
Equity-based compensation was classified as follows in the consolidated statements of operations for the years ended December 31:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Cost of goods sold	$10	$11	$12
Customer service and merchant fees	29	33	25
Selling, operations, technology, general and administrative	566	469	307
Total equity-based compensation expense	$605	$513	$344
Equity-based compensation costs capitalized as site and software development costs were $61 million, $43 million and $28 million for the years ended December 31, 2023, 2022 and 2021, respectively.

11. Income Taxes
The components of the provision for income taxes, net for the years ended December 31, 2023, 2022 and 2021 are presented below:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Current:
Federal	$—	$—	$—
State	3	9	(1)
Foreign	6	3	1
Deferred:
Federal	—	—	—
State	—	—	1
Foreign	—	—	—
Provision for income taxes, net	$9	$12	$1
The actual provision for income taxes, net differs from the expected provision for income taxes computed at the U.S. Federal statutory tax rate of 21% due to the following:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Provision for income taxes at the federal statutory rate	$(153)	$(277)	$(27)

State income tax expense (benefit), net of federal impact	3	9	(1)
Foreign tax rate differential	17	28	26
Non-deductible equity-based compensation expense	10	16	9
Windfall (shortfall) benefit (expense) from equity-based compensation	17	41	(70)
Change in valuation allowance	103	214	97
Limitation on officer's compensation	5	4	6
Intangible property basis step-up	—	—	(43)
Intercompany interest	15	9	4
Other	(8)	(32)	—
Provision for income taxes, net	$9	$12	$1
Certain prior period items in the table above were reclassified to conform to the current period presentation.
The components of loss before income taxes determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
U.S.	$(495)	$(997)	$171
Foreign	(234)	(322)	(301)
Total	$(729)	$(1,319)	$(130)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2023	2022

	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$763	$702
Equity-based compensation expense	18	19
Intangible property	47	44
Accrued expenses and reserves	26	27
Capitalized technology	70	16
Leases	266	279
Other	26	32
Gross deferred tax assets	1,216	1,119
Less: Valuation allowance	(933)	(809)
Net deferred tax assets	283	310
Deferred tax liabilities:
Prepaid expenses	$(17)	$(19)
Property and equipment	(42)	(54)
Operating lease right-of-use asset	(217)	(229)
Other	(7)	(8)
Total deferred tax liabilities	(283)	(310)

Non-current net deferred tax liabilities	$—	$—
The valuation allowance increased by $124 million during 2023. The increase in the valuation allowance is the result of Wayfair establishing a valuation allowance related to the current year operating losses, and adjustments to our operating loss carryforwards when we filed our returns.
In determining the need for a valuation allowance, Wayfair has given consideration to the cumulative book income and loss positions of each of its entities as well as its worldwide cumulative income position. Wayfair has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily compromised of net operating losses, on a jurisdictional basis. At December 31, 2023, Wayfair has determined that it is more likely than not that Wayfair will not realize the benefits of its deferred tax assets, and as a result, has maintained a full valuation allowance against substantially all of the worldwide net deferred tax assets.
As of December 31, 2023, Wayfair had federal net operating loss carryforwards available to offset future federal taxable income of $2.0 billion. In addition, Wayfair had state net operating loss carryforwards available in the amount of $1.9 billion which are available to offset future state taxable income. Of the federal net operating loss carryforwards, $205 million begin to expire in the year ending December 31, 2037 if unused. Federal net operating loss carryforwards of $1.8 billion do not expire. The state net operating loss carryforwards begin to expire in the year ending December 31, 2024. The ability to utilize these federal and state net operating loss carryforwards may be limited in the future if Wayfair experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period. Through December 31, 2023, Wayfair has determined that the ability to use tax attributes is not impacted by such a restrictive limitation.
As of December 31, 2023, Wayfair also had foreign net operating loss carryforwards available to offset future foreign income of $1.8 billion. Foreign net operating loss of $81 million will expire in the year ending December 31, 2038. The remaining foreign net operating loss carryforwards do not expire.
As of December 31, 2023, Wayfair has not provided for deferred income taxes on outside basis differences in its foreign subsidiaries of approximately $332 million since these basis differences are deemed to be indefinitely reinvested, or it is within the control of Wayfair to recognize these basis differences on a tax-free basis. Upon realization of the outside basis differences in the form of dividends or otherwise, Wayfair could be subject to income taxes as well as withholding taxes. The amount of taxes attributable to the outside basis differences, if realized, is expected to be immaterial.
Wayfair establishes reserves for uncertain tax positions based on management's assessment of exposures associated with tax deductions, permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made as events occur to warrant adjustment to the reserve. Reserves for uncertain tax positions as of December 31, 2023 and 2022 are not material and would not impact the effective tax rate if recognized as a result of the valuation allowance maintained against the net deferred tax assets.
Wayfair's policy is to recognize interest and penalties related to unrecognized tax benefits and penalties as a component of the provision for income taxes, net. Related to the unrecognized tax benefits noted above, Wayfair did not accrue any penalties and interest during 2023, 2022 or 2021 because it is believed that such additional interest and penalties would be insignificant.
Wayfair's tax jurisdictions include the U.S., the UK, Germany, Ireland, Canada, Hong Kong and the British Virgin Islands. The statute of limitations with respect to U.S. federal income taxes has expired for years prior to 2020. The relevant U.S. state statutes vary and years prior to 2017 are generally closed. The statute of limitations for foreign income taxes vary, but have expired for years prior to 2017. However, preceding years remain open to examination by U.S. federal and state and foreign taxing authorities to the extent of future utilization of net operating losses generated in each preceding year.
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, Wayfair is still evaluating the potential consequences of Pillar 2 on longer-term financial positions.
12. Loss per Share
The following table presents the calculation of basic and diluted loss per share:

	Year Ended December 31,
	2023	2022	2021

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(738)	$(1,331)	$(131)
Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	114	106	104
Loss per share
Basic	$(6.47)	$(12.54)	$(1.26)
Diluted	$(6.47)	$(12.54)	$(1.26)
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted loss per share were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Unvested restricted stock units	5	10	5
Shares related to convertible debt instruments	36	25	15
Total	41	35	20

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
The following tables present net revenue and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
U.S. net revenue	$10,482	$10,464	$11,249
International net revenue	1,521	1,754	2,459
Total net revenue	$12,003	$12,218	$13,708

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Adjusted EBITDA:
U.S.	$444	$(98)	$782
International	(138)	(318)	(168)
Total reportable segments Adjusted EBITDA	306	(416)	614
Less: reconciling items (1)	(1,044)	(915)	(745)
Net loss	$(738)	$(1,331)	$(131)
(1)The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss:

	Year Ended December 31,
	2023	2022	2021

	(in millions)
Depreciation and amortization	$417	$371	$322
Equity-based compensation and related taxes	623	527	374
Interest expense, net	17	27	32
Other (income) expense, net	(1)	4	4
Provision for income taxes, net	9	12	1
Other:
Impairment and other related net charges (a)	14	39	12
Restructuring charges (b)	65	31	—
Gain on debt extinguishment (c)	(100)	(96)	—
Total reconciling items	$1,044	$915	$745

(a)
During the year ended December 31, 2023, Wayfair recorded net charges of $14 million, inclusive of $5 million related to consolidation of certain customer service centers and $9 million related to construction in progress assets at identified U.S. locations. During the year ended December 31, 2022, Wayfair recorded net charges of $31 million of lease impairment and other charges related to changes in market conditions around future sublease income for one office location in the U.S. and charges of $8 million related to construction in progress assets at an International warehouse. During the year ended December 31, 2021, Wayfair recorded $12 million of customer service center impairment and other related charges related to a plan to consolidate customer service centers in identified U.S. locations.

(b)
During the year ended December 31, 2023, Wayfair incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions. During the year ended December 31, 2022, Wayfair incurred $31 million of charges consisting primarily of one-time employee severance and benefit costs associated with the August 2022 workforce reductions.

(c)
During the year ended December 31, 2023, Wayfair recorded a $100 million gain on debt extinguishment upon repurchase of $83 million in aggregate principal amount of the 2024 Notes and $535 million in aggregate principal amount of the 2025 Notes. During the year ended December 31, 2022, Wayfair recorded a $96 million gain on debt extinguishment upon repurchase of $375 million in aggregate principal amount of the 2024 Notes and $229 million in aggregate principal amount of the 2025 Notes.

See “Non-GAAP Financial Measures” in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for more information regarding the use of Adjusted EBITDA.

The following table presents long-lived assets attributable to Wayfair's reportable segments reconciled to the amounts:

	Year Ended December 31,
	2023	2022

	(in millions)
Geographic long-lived assets:
U.S.	$783	$796
International	267	225
Total reportable segment long-lived assets	1,050	1,021
Plus: reconciling corporate long-lived assets	518	592
Total long-lived assets	$1,568	$1,613
U.S. and International long-lived assets consist of property and equipment, net and operating lease ROU assets. Corporate long-lived assets consist of property and equipment, net and operating lease ROU assets at corporate facilities.
The following table presents total assets attributable to Wayfair's reportable segments reconciled to consolidated amounts:

	Year Ended December 31,
	2023	2022

	(in millions)
Assets by segment:
U.S.	$1,243	$1,381
International	312	295
Total reportable segment assets	1,555	1,676
Plus: reconciling corporate assets	1,919	1,904
Total assets	$3,474	$3,580
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

14. Subsequent Events
On January 19, 2024, Wayfair announced a workforce realignment plan, including a workforce reduction involving approximately 1,650 employees. As a result, Wayfair expects to incur between approximately $70 million and $80 million of costs, consisting primarily of employee severance and benefit costs, most of which are expected to be incurred in the first quarter of 2024.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2023, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is included immediately following Item 9A. Controls and Procedures, in this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2023 covered by this Annual Report on Form 10-K, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Wayfair Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Wayfair Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wayfair Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Boston, Massachusetts
February 22, 2024

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, the following directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Plans
Name & Title	Action	Date	Rule 10b5-1 Plan	Non-Rule 10b5-1 Plan	Aggregate number/dollar value of securities to be purchased or sold (1)	Plan expiration date (2)
Thomas Netzer, Chief Operating Officer	Modification	November, 30, 2023	X		Up to 38,000 shares to be sold	11/4/2024
Jon Blotner, Chief Commercial Officer	Adoption	November, 30, 2023	X		Up to $1,870,000 in value of shares to be sold	4/8/2025
(1) The “Aggregate number/dollar value of securities to be sold” represents the gross number or value of shares to be sold during the duration of the plan, before excluding any shares sold pursuant to the Company’s mandatory policies to cover necessary tax withholding obligations in connection with the vesting of the securities.
(2) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Plan” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under Rule 10b5-1(c), as amended.
Other than those disclosed above, none of our directors or officers adopted, modified or terminated, a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from our proxy statement for our 2024 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2023.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from our proxy statement for our 2024 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our proxy statement for our 2024 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our proxy statement for our 2024 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2023.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our proxy statement for our 2024 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2023.

PART IV
Item 15. Exhibit and Financial Statement Schedules
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
(3)Exhibits:
See the Exhibit Index immediately prior to the signature page in this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 16. Form 10–K Summary
Not applicable.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	File No.	Filing Date	Exhibit Number
3.1	Restated Certificate of Incorporation of the Company		8-K	001-36666	10/8/2014	3.1
3.2	Amended and Restated Bylaws of Wayfair		8-K	001-36666	10/8/2014	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock of the Company		S-1	333-198171	9/19/2014	4.1
4.2	Indenture, dated as of November 19, 2018, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	11/19/2018	4.1
4.3	Form of 1.125% Convertible Senior Notes due 2024 (included in Exhibit 4.2)
4.4	Indenture, dated as of August 19, 2019, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	8/19/2019	4.1
4.5	Form of 1.00% Convertible Senior Notes due 2026 (included in Exhibit 4.4)
4.6	Form of Indenture by and between Wayfair Inc., Wayfair LLC, as Guarantor, and U.S. Bank National Association, as trustee		8-K	001-36666	4/8/2020	4.1
4.7	Form of 2.50% Accreting Convertible Senior Notes due 2025 (included in Exhibit 4.6)
4.8	Indenture, dated as of August 14, 2020, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	8/17/2020	4.1
4.9	Form of 0.625% Convertible Senior Notes due 2025 (included in Exhibit 4.8)
4.10	Indenture, dated as of September 13, 2022, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	9/14/2022	4.1
4.11	Form of 3.25% Convertible Senior Notes due 2027 (included in Exhibit 4.10)
4.12	Indenture, dated as of May 12, 2023, by and between Wayfair Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K	001-36666	5/12/2023	4.1
4.13	Form of 3.50% Convertible Senior Notes due 2028 (included in Exhibit 4.13).		8-K	001-36666	5/12/2023
4.14	Description of Wayfair Securities		10-K	001-36666	2/25/2021	4.12
10.1+	2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.3
10.2+	Amendment No. 1 to 2014 Incentive Award Plan (included in Annex B)		DEF14A	001-36666	8/29/2022
10.3+	Form of Option Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.4
10.4+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.5
10.5+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2018)		10-K	001-3666	2/25/2019	10.6
10.6+	Form of Restricted Stock Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.6
10.7+	Form of Indemnification and Advancement Agreement for Directors and Executive Officers		8-K	001-36666	1/8/2018	10.1

10.8+	Form of Amended and Restated Letter Agreement, dated May 6, 2014 between the Company and each of Niraj Shah and Steven Conine	S-1	333-198171	8/15/2014	10.11
10.9	Credit Agreement, dated March 24, 2021 among Wayfair Inc., Wayfair LLC, the lending institutions from time to time parties thereto and Citibank, N.A., in its capacity as administrative agent, collateral agent, swingline lender and a letter of credit issuer	8-K	001-36666	3/26/2021	10.1
10.10	Amendment No. 1 to the Credit Agreement, dated October 11, 2021, among Wayfair Inc., Wayfair LLC and Citibank, N.A. as the Administrative Agent	10-K	001-36666	2/24/2022	10.12
10.11	2020 Incremental Commitment Joinder Agreement and Consent to Waiver, dated October 30, 2020, among Silicon Valley Bank, as an Incremental Lender, the other Lenders party thereto, Wayfair LLC, Wayfair Inc. and Citibank, N.A., as Administrative Agent.	10-Q	001-36666	11/3/2020	10.15
10.12	Letter Agreement, dated November 14, 2018, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.2
10.13	Letter Agreement, dated November 14, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.3
10.14	Letter Agreement, dated November 14, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.4
10.15	Amended and Restated Letter Agreement, dated November 15, 2018, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.5
10.16	Amended and Restated Letter Agreement, dated November 15, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.6
10.17	Amended and Restated Letter Agreement, dated November 15, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.7
10.18	Amended and Restated Letter Agreement, dated November 15, 2018, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.8
10.19	Amended and Restated Letter Agreement, dated November 15, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.9
10.20	Amended and Restated Letter Agreement, dated November 15, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.10
10.21	Letter Agreement, dated November 27, 2018, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the 2018 Additional Capped Call Transaction	8-K	001-36666	11/29/2018	10.1

10.22	Letter Agreement, dated November 27, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2018 Additional Capped Call Transaction	8-K	001-36666	11/29/2018	10.2
10.23	Letter Agreement, dated November 27, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2018 Additional Capped Call Transactions	8-K	001-36666	11/29/2018	10.3
10.24	Letter Agreement, dated August 14, 2019, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.2
10.25	Letter Agreement, dated August 14, 2019, between Citibank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.3
10.26	Letter Agreement, dated August 14, 2019, between JPMorgan Chase Bank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.4
10.27	Letter Agreement, dated August 16, 2019, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.5
10.28	Letter Agreement, dated August 16, 2019, between Citibank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.6
10.29	Letter Agreement, dated August 16, 2019, between JPMorgan Chase Bank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.7
10.30	Form of Registration Rights Agreement by and between Wayfair Inc. and GHEP VII Aggregator, L.P., CBEP Investments, LLC and The Spruce House Partnership LLC	8-K	001-36666	4/8/2020	10.2
10.31	Letter Agreement, dated August 11, 2020, between Barclays PLC and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.2
10.32	Letter Agreement, dated August 11, 2020, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.3
10.33	Letter Agreement, dated August 11, 2020, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.4
10.34	Letter Agreement, dated August 11, 2020, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.5
10.35	Letter Agreement, dated August 11, 2020, between Nomura Global Financial Products Inc. and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.6
10.36	Letter Agreement, dated August 11, 2020, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.7
10.37	Letter Agreement, dated August 12, 2020, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.8
10.38	Letter Agreement, dated August 12, 2020, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.9
10.39	Letter Agreement, dated August 12, 2020, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.10

10.40	Letter Agreement, dated August 12, 2020, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.11
10.41	Letter Agreement, dated August 12, 2020, between Nomura Global Financial Products Inc. and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.12
10.42	Letter Agreement, dated August 12, 2020, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.13
10.43	Letter Agreement, dated September 8, 2022, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.2
10.44	Letter Agreement, dated September 8, 2022, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.3
10.45	Letter Agreement, dated September 8, 2022, between Barclays Bank PLC and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.4
10.46	Letter Agreement, dated September 8, 2022, between BNP Paribas and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.5
10.47	Letter Agreement, dated September 8, 2022, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.6
10.48	Letter Agreement, dated September 9, 2022, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.7
10.49	Letter Agreement, dated September 9, 2022, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.8
10.50	Letter Agreement, dated September 9, 2022, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.9
10.51	Letter Agreement, dated September 9, 2022, between BNP Paribas and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.10
10.52	Letter Agreement, dated September 9, 2022, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.11
10.53+	Wayfair Inc. 2023 Incentive Award Plan	10-Q	001-36666	5/4/2023	10.1+
10.54+	Form of Restricted Stock Unit Agreement under the 2023 Incentive Award Plan (adopted fiscal 2023)	10-Q	001-36666	5/4/2023	10.2+
10.55	Purchase Agreement, dated May 9, 2023, by and among Wayfair Inc. and Goldman Sachs & Co. LLC and Citigroup Global Markets Inc., as representatives of the several Initial Purchasers.	8-K	001-36666	5/12/2023	10.1
10.56	Letter Agreement, dated May 9, 2023, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	5/12/2023	10.2
10.57	Letter Agreement, dated May 9, 2023, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	5/12/2023	10.3
10.58	Letter Agreement, dated May 9, 2023, between Barclays Bank PLC and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	5/12/2023	10.4

10.59	Letter Agreement, dated May 9, 2023, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	5/12/2023	10.5
10.60	Letter Agreement, dated May 9, 2023, between BNP Paribas and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	5/12/2023	10.6
10.61	Letter Agreement, dated May 9, 2023, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	5/12/2023	10.7
10.62	Letter Agreement, dated May 10, 2023, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.8
10.63	Letter Agreement, dated May 10, 2023, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.9
10.64	Letter Agreement, dated May 10, 2023, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.10
10.65	Letter Agreement, dated May 10, 2023, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.11
10.66	Letter Agreement, dated May 10, 2023, between BNP Paribas and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.12
10.67	Letter Agreement, dated May 10, 2023, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.13
10.68	Amendment No. 2 to the Credit Agreement, dated June 13, 2023, among Wayfair Inc., Wayfair LLC and Citibank, N.A. as the Administrative Agent		10-Q	001-36666	8/3/2023	10.16
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Compensation Recovery Policy	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X
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
Date: February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NIRAJ SHAH	Chief Executive Officer and President, Co-Founder and Director (Principal Executive Officer)	February 22, 2024
Niraj Shah

/s/ KATE GULLIVER	Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	February 22, 2024
Kate Gulliver

/s/ STEVEN CONINE	Co-Founder and Director	February 22, 2024
Steven Conine

/s/ JEFFREY NAYLOR	Director	February 22, 2024
Jeffrey Naylor

/s/ MICHAEL CHOE	Director	February 22, 2024
Michael Choe

/s/ ANDREA JUNG	Director	February 22, 2024
Andrea Jung

/s/ MICHAEL KUMIN	Director	February 22, 2024
Michael Kumin

/s/ JEREMY KING	Director	February 22, 2024
Jeremy King

/s/ ANKE SCHÄFERKORDT	Director	February 22, 2024
Anke Schäferkordt

/s/ MICHAEL E. SNEED	Director	February 22, 2024
Michael E. Sneed