Form 10-Q
period 2024-03-31
Wayfair Inc.
filed 2024-05-02
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at April 25, 2024
Class A Common Stock, $0.001 par value per share	96,239,070
Class B Common Stock, $0.001 par value per share	25,691,295

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2024

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements
WAYFAIR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,107	$1,322
Short-term investments	50	29
Accounts receivable, net	113	140
Inventories	81	75
Prepaid expenses and other current assets	237	289
Total current assets	1,588	1,855
Operating lease right-of-use assets	887	820
Property and equipment, net	714	748
Other non-current assets	51	51
Total assets	$3,240	$3,474
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,055	$1,234
Other current liabilities	970	949
Total current liabilities	2,025	2,183
Long-term debt	3,095	3,092
Operating lease liabilities, net of current	905	862
Other non-current liabilities	40	44
Total liabilities	6,065	6,181
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at March 31, 2024 and December 31, 2023	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 94,737,000 and 92,457,562 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 25,691,295 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,446	1,316
Accumulated deficit	(4,266)	(4,018)
Accumulated other comprehensive loss	(5)	(5)
Total stockholders' deficit	(2,825)	(2,707)
Total liabilities and stockholders' deficit	$3,240	$3,474
See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions, except per share data)
Net revenue	$2,729	$2,774
Cost of goods sold	1,910	1,953
Gross profit	819	821
Operating expenses:
Customer service and merchant fees	117	139
Advertising	324	327
Selling, operations, technology, general and administrative	534	624
Impairment and other related net charges	—	13
Restructuring charges	79	65
Total operating expenses	1,054	1,168
Loss from operations	(235)	(347)
Interest expense, net	(6)	(5)
Other expense, net	(4)	(1)
Loss before income taxes	(245)	(353)
Provision for income taxes, net	3	2
Net loss	$(248)	$(355)
Loss per share:
Basic	$(2.06)	$(3.22)
Diluted	$(2.06)	$(3.22)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	120	110
Diluted	120	110

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions)
Net loss	$(248)	$(355)
Other comprehensive loss:
Foreign currency translation adjustments	—	2
Net unrealized gain on available-for-sale investments	—	1
Comprehensive loss	$(248)	$(352)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit

	(in millions)
Balance at December 31, 2022	109	$—	$737	$(3,280)	$(7)	$(2,550)
Net loss	—	—	—	(355)	—	(355)
Other comprehensive income	—	—	—	—	3	3
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation	—	—	157	—	—	157
Balance at March 31, 2023	111	$—	$894	$(3,635)	$(4)	$(2,745)

Balance at December 31, 2023	118	$—	$1,316	$(4,018)	$(5)	$(2,707)
Net loss	—	—	—	(248)	—	(248)
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation	—	—	130	—	—	130
Balance at March 31, 2024	120	$—	$1,446	$(4,266)	$(5)	$(2,825)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions)
Cash flows for operating activities:
Net loss	$(248)	$(355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104	104
Equity-based compensation expense	119	144
Amortization of discount and issuance costs on convertible notes	3	1
Impairment and other related net charges	—	13
Other non-cash adjustments	(1)	—
Changes in operating assets and liabilities:
Accounts receivable, net	9	91
Inventories	(7)	8
Prepaid expenses and other assets	34	19
Accounts payable and other liabilities	(152)	(172)
Net cash used in operating activities	(139)	(147)

Cash flows (for) from investing activities:
Purchase of short- and long-term investments	(36)	—
Sale and maturities of short- and long-term investments	15	151
Purchase of property and equipment	(13)	(34)
Site and software development costs	(41)	(53)
Net cash (used in) provided by investing activities	(75)	64

Cash flows from financing activities:
Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	3
Net decrease in cash, cash equivalents and restricted cash	(215)	(80)

Cash, cash equivalents and restricted cash
Beginning of period	$1,326	$1,050
End of period	$1,111	$970

See notes to unaudited condensed consolidated financial statements

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023

	(in millions)
Supplemental cash flow information:
Cash paid for interest on long-term debt	$18	$20
Purchase of property and equipment included in accounts payable and other liabilities	$20	$12

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,107	$970
Restricted cash included within prepaid expenses and other current assets	4	—
Total cash, cash equivalents and restricted cash	$1,111	$970

See notes to unaudited condensed consolidated financial statements

Wayfair Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are those of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, “Wayfair,” “the Company" or similar terms refer to Wayfair Inc. and its subsidiaries. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Furthermore, interim results are not necessarily indicative of the results for the full year ended December 31, 2024 or future periods.
The Company has identified significant accounting policies that are critical to understanding its business and results of operations. Wayfair believes that there have been no significant changes during the three months ended March 31, 2024 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied retrospectively to all prior periods presented in the financial statements. Wayfair is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to update reportable income tax disclosure requirements, primarily through enhanced disclosures on the rate reconciliation table and other disclosures, including total income taxes paid by jurisdiction. The amendment is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendment should be applied prospectively, with retrospective adoption permitted. Wayfair is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statement disclosures.
2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of March 31, 2024, accounts receivable was $113 million, net of allowance for credit losses of $25 million. As of December 31, 2023, accounts receivable was $140 million, net of allowance for credit losses of $22 million. The changes in the allowance for credit losses were not material for the three months ended March 31, 2024. Management believes credit risk is mitigated for the three months ended March 31, 2024, as approximately 99.4% of the net revenue recognized was collected in advance of recognition.

Contract Liabilities
Contractual liabilities, included in other current liabilities, were $187 million at March 31, 2024 and $204 million at December 31, 2023. During the three months ended March 31, 2024, Wayfair recognized $123 million of net revenue that was included within other current liabilities as of December 31, 2023.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 10, Segment and Geographic Information, for additional information.
Restructuring Charges
On January 19, 2024, Wayfair announced a workforce realignment plan, including a workforce reduction involving approximately 1,650 employees. As a result, during the three months ended March 31, 2024, Wayfair incurred $79 million of charges recorded within restructuring charges on the condensed consolidated statements of operations. The charges consisted primarily of one-time employee severance and benefit costs. As of March 31, 2024, $34 million is accrued within other current liabilities for employee severance benefits which are expected to be paid in the second quarter of 2024.

3. Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements
Investments
As of March 31, 2024 and December 31, 2023, Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the three months ended March 31, 2024 and 2023, Wayfair did not have any realized gains or losses. During the three months ended March 31, 2024 and 2023, Wayfair recorded interest income, including interest earned from cash and cash equivalents and marketable securities, of $12 million and $7 million, respectively.
During the three months ended March 31, 2024 and 2023, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. As of March 31, 2024 and December 31, 2023, Wayfair did not have an allowance for credit losses recorded related to its available-for-sale debt securities.
The following table presents details of Wayfair’s investment securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$20	$—	$—	$20
Total	$20	$—	$—	$20

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$29	$—	$—	$29
Total	$29	$—	$—	$29

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
The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$468	$—	$—	$468
Cash equivalents	639	—	—	639
Total cash and cash equivalents	1,107	—	—	1,107
Short-term investments:
Investment securities	—	20	—	20
Certificate of deposit	30	—	—	30
Total short-term investments	30	20	—	50
Prepaid expenses and other current assets:
Certificate of deposit (1)	4	—	—	4
Total	$1,141	$20	$—	$1,161

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$407	$—	$—	$407
Cash equivalents	915	—	—	915
Total cash and cash equivalents	1,322	—	—	1,322
Short-term investments:
Investment securities	—	29	—	29
Prepaid expenses and other current assets:
Certificate of deposit (1)	4	—	—	4
Total	$1,326	$29	$—	$1,355
(1) The certificate of deposit is classified as restricted cash that is primarily restricted to funds held in collateral.

4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing:

	March 31, 2024			December 31, 2023
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

	(in millions)
Revolving Credit Facility			$—			$—
2024 Notes	$117	$—	117	$117	$—	117
2025 Notes	754	(3)	751	754	(3)	751
2026 Notes	949	(5)	944	949	(5)	944
2027 Notes	690	(8)	682	690	(10)	680
2028 Notes	690	(10)	680	690	(11)	679
2025 Accreting Notes	38	—	38	38	—	38
Total Debt			$3,212			$3,209
Short-term debt (1)			117			117
Long-term debt			$3,095			$3,092
(1) Short-term debt consists of the 2024 Notes and is presented within other current liabilities in the condensed consolidated balance sheets.
Revolving Credit Facility
Wayfair has a five-year senior secured revolving credit facility (the “Revolver”), which matures on March 24, 2026, and provides for non-amortizing revolving loans in an aggregate amount of $600 million. Under the Revolver, Wayfair may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had $72 million in outstanding letters of credit as of March 31, 2024, primarily as security for lease agreements. As of March 31, 2024, there were no revolving loans outstanding under the Revolver.
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
The conditional conversion features of the 2028 Notes were triggered during the calendar quarter ended March 31, 2024, and the 2028 Notes therefore became convertible in the calendar quarter ended June 30, 2024 pursuant to the applicable last reported sales price condition. The conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes were not triggered during the calendar quarter ended March 31, 2024, therefore, the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes are not convertible during the calendar quarter ended June 30, 2024 pursuant to the applicable last reported sales price conditions.
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
Conversions of Notes
During the three months ended March 31, 2024, there were no conversions of the Notes.
Interest Expense
During the three months ended March 31, 2024, Wayfair recognized contractual interest expense and debt discount amortization of $15 million and $3 million, respectively.
During the three months ended March 31, 2023, Wayfair recognized contractual interest expense and debt discount amortization of $11 million and $1 million, respectively.
Fair Value of Notes
As of March 31, 2024, the estimated fair value of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2025 Accreting Notes was $115 million, $699 million, $882 million, $913 million, $1.1 billion and $36 million, respectively. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs including volatility and credit spread. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements. As of March 31, 2024, the if-converted value of the 2027 Notes and 2028 Notes exceeded the principal value by $48 million and $333 million, respectively. As of March 31, 2024, the if-converted value of the 2024 Notes, 2025 Notes, 2026 Notes and 2025 Accreting Notes did not exceed the principal value.
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
Canada Border Services Agency
The Canada Border Services Agency (“CBSA”) is examining Wayfair’s payment of duties under the Special Measures Import Act (the “CBSA review”) for goods imported into Canada for the years ended December 31, 2023 and 2022 and part of the year ended December 31, 2021. The estimated potential liability for the CBSA review, net of any amounts that may be recouped through the appeals process, is approximately $20 million, inclusive of duties and interest.
Related to the CBSA review, during the three months ended March 31, 2024, Wayfair incurred approximately $6 million to cost of goods sold and $1 million to selling, operations, technology, general and administrative within the condensed consolidated statement of operations. During the three months ended March 31, 2024, Wayfair made payments of approximately $4 million of duties and $1 million of interest charges based on assessments received related to the year ended December 31, 2022 and part of the year ended December 31, 2021. Wayfair is required to pay all assessed amounts in order to exercise its appeal rights. Wayfair believes there are substantial factual and legal grounds to appeal and partially recuperate these amounts and is exploring other options to mitigate exposure.
As of March 31, 2024, approximately $10 million was recorded within other current liabilities in the condensed consolidated balance sheets.
Because loss contingencies are inherently unpredictable, this assessment is subjective and requires judgments about future events. As a result, it is at least reasonably possible that this estimate may change in the near term and the effect of the potential change could be material.

6. Stockholders’ Deficit
Common Stock
Since Wayfair's initial public offering through March 31, 2024, 56,347,119 shares of Class B common stock were converted to the same number of shares of Class A common stock.
Stock Repurchase Programs
During the three months ended March 31, 2024 and 2023, Wayfair did not repurchase any shares of Class A common stock under its stock repurchase programs.
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
Under the 2023 Plan, 20,525,663 shares of Class A common stock initially were available for future award grants. As of March 31, 2024, 14,207,455 shares of Class A common stock remained available for future grant under the 2023 Plan.
The following table presents activity relating to RSUs for the three months ended March 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	5,186,886	$93.68
RSUs granted	1,321,993	$65.40
RSUs vested	(2,279,438)	$75.40
RSUs forfeited/canceled	(720,589)	$99.23
Unvested at March 31, 2024	3,508,852	$93.74
As of March 31, 2024, unrecognized equity-based compensation expense related to RSUs expected to vest over time is $209 million with a weighted-average remaining vesting term of 0.6 years.
The following table summarizes activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Weighted average grant date fair value of RSUs	$65.40	$41.63
Total fair value of vested RSUs (in millions)	$172	$171
Intrinsic value of RSUs vested (in millions)	$129	$117
As of March 31, 2024, the aggregate intrinsic value of unvested RSUs was $238 million.

Equity-based compensation was classified as follows in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Cost of goods sold	$2	$3
Customer service and merchant fees	5	8
Selling, operations, technology, general and administrative	112	133
Total equity-based compensation expense	$119	$144
Equity-based compensation costs capitalized as site and software development costs were $11 million and $13 million for the three months ended March 31, 2024 and 2023, respectively.
8. Income Taxes
The provision for income taxes, net recorded during the three months ended March 31, 2024 is primarily related to income tax benefits for tax losses earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, as well as related changes in increases in the Company’s valuation allowance on deferred tax assets, as well as some U.S. state minimum and foreign taxes. Wayfair had no material unrecognized tax benefits as of March 31, 2024 and December 31, 2023.
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. Many non- U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar 2 model rules beginning in 2024 or announced their plans to enact legislation in future years. The currently enacted Pillar 2 model rules did not have a material impact on our provision for income taxes for the three months ended March 31, 2024.
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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
	2024	2023

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(248)	$(355)
Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	120	110
Loss per share
Basic	$(2.06)	$(3.22)
Diluted	$(2.06)	$(3.22)
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted loss per share were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Unvested restricted stock units	4	7
Shares related to convertible debt instruments	36	23
Total	40	30
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
Wayfair's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net income or loss before depreciation and amortization, equity-based compensation and related taxes, interest income or expense, net, other income or expense, net, provision or benefit for income taxes, net, non-recurring items, and other items not indicative of ongoing operating performance. These charges are excluded from the evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following tables present net revenue and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(in millions)
U.S. net revenue	$2,391	$2,415
International net revenue	338	359
Total net revenue	$2,729	$2,774

	Three Months Ended March 31,
	2024	2023

	(in millions)
Adjusted EBITDA:
U.S.	$121	$29
International	(46)	(43)
Total reportable segments Adjusted EBITDA	75	(14)
Less: reconciling items (1)	(323)	(341)
Net loss	$(248)	$(355)

(1)The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Depreciation and amortization	$104	$104
Equity-based compensation and related taxes	127	151
Interest expense, net	6	5
Other expense, net	4	1
Provision for income taxes, net	3	2
Other:
Impairment and other related net charges (a)	—	13
Restructuring charges (b)	79	65
Total reconciling items	$323	$341

(a)
During the three months ended March 31, 2023, Wayfair recorded charges of $5 million related to consolidation of certain customer service centers in identified U.S. locations and $8 million related to construction in progress assets at identified U.S. locations.

(b)
During the three months ended March 31, 2024, Wayfair incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reductions. During the three months ended March 31, 2023, Wayfair incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions.

See “Non-GAAP Financial Measures” in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for more information regarding the use of Adjusted EBITDA.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, including our financial outlook and profitability goals, the financial impact and expected savings of our recent reduction in workforce, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, including our international expansion and omni-channel strategy, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments, our new financial accounting system for financial reporting, including our transition to such system, and the impact of such new financial accounting system on our financial reporting, including internal control over our financial reporting, and the impact of macroeconomic events, including interest rates and rising inflation, and our response to such events, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.
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
A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results include the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023. We qualify all of our forward-looking statements by these cautionary statements.
All dollar and percentage comparisons made herein refer to the three months ended March 31, 2024, compared with the three months ended March 31, 2023, unless otherwise noted.
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
During the three months ended March 31, 2024, net revenue decreased by 1.6% compared to the same period in 2023. As of March 31, 2024, we had 22 million active customers and during the three months ended March 31, 2024, 80.5% of orders came from repeat buyers. The lower sales were a function of normalization in average order value following a period of inflation, in combination with a decrease in order volume due to challenges in the category. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.
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
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three Months Ended March 31,
	2024	2023

	(in millions, except LTM net revenue per active customer, average order value and per share data)
Key Financial Statement Metrics:
Net revenue	$2,729	$2,774
Gross profit	$819	$821
Loss from operations	$(235)	$(347)
Net loss	$(248)	$(355)
Loss per share:
Basic	$(2.06)	$(3.22)
Diluted	$(2.06)	$(3.22)
Net cash used in operating activities	$(139)	$(147)
Key Operating Metrics:
Active customers (1)	22	22
LTM net revenue per active customer (2)	$537	$552
Orders delivered (3)	10	10
Average order value (4)	$285	$287
Non-GAAP Financial Measures:
Adjusted EBITDA	$75	$(14)
Free Cash Flow	$(193)	$(234)
Adjusted Diluted Loss per Share	$(0.32)	$(1.13)
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
Results of Consolidated Operations
Comparison of the three months ended March 31, 2024 and 2023
Net revenue
During the three months ended March 31, 2024, net revenue decreased by $45 million, or 1.6%, compared to the same period in 2023, which reflects recent macroeconomic pressures felt by consumers. The decrease in net revenue was due to lower average order value, which was driven by normalization of inflationary pressures in the supply chain and partially due to lower order volume, which was driven by challenges in the category, compared to the same period in 2023.
During the three months ended March 31, 2024, our United States (“U.S.”) net revenue decreased by 1.0% and International net revenue decreased by 5.8% compared to the same period in 2023. During the three months ended March 31, 2024, International Net Revenue Constant Currency Growth was (7.5)% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Three Months Ended March 31,
	2024	2023	% Change

	(in millions)
U.S. net revenue	$2,391	$2,415	(1.0)%
International net revenue	338	359	(5.8)%
Net revenue	$2,729	$2,774	(1.6)%
For more information on our segments, see Note 10 Segment and Geographic Information, in the notes to the condensed consolidated financial statements, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the three months ended March 31, 2024, cost of goods sold decreased by $43 million, or 2.2%, compared to the same period in 2023. The decrease in cost of goods sold is primarily driven by operational cost savings initiatives and partially due to lower order volume which was driven by challenges in the category compared to the same period in 2023.
As a percentage of net revenue, cost of goods sold decreased to 70.0% for the three months ended March 31, 2024 compared to 70.4% in the same period in 2023 due to mix shifts, operational efficiencies and decreased logistics costs.

	Three Months Ended March 31,
	2024	2023	% Change

	(in millions)
Cost of goods sold	$1,910	$1,953	(2.2)%
As a percentage of net revenue	70.0%	70.4%

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

	Three Months Ended March 31,
	2024	2023	% Change

	(in millions)
Customer service and merchant fees (1)	$117	$139	(15.8)%
Advertising	324	327	(0.9)%
Selling, operations, technology, general and administrative (1)	534	624	(14.4)%
Impairment and other related net charges	—	13	(100.0)%
Restructuring charges	79	65	21.5%
Total operating expenses	$1,054	$1,168	(9.8)%
As a percentage of net revenue:
Customer service and merchant fees (1)	4.3%	5.0%
Advertising	11.9%	11.8%
Selling, operations, technology, general and administrative (1)	19.6%	22.5%
Impairment and other related net charges	—%	0.5%
Restructuring charges	2.9%	2.3%
	38.7%	42.1%
(1) Includes equity-based compensation and related taxes as follows:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Customer service and merchant fees	$6	$8
Selling, operations, technology, general and administrative	$118	$140
During the three months ended March 31, 2024, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative decreased by $24 million, or 16.2% compared to the same period in 2023, driven by a decrease in vested restricted stock units in 2024 compared to the same period in 2023.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three Months Ended March 31,
	2024	2023
Customer service and merchant fees	4.1%	4.7%
Selling, operations, technology, general and administrative	15.2%	17.4%
Customer Service and Merchant Fees
During the three months ended March 31, 2024, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees decreased by $20 million, or 15.3% compared to the same period in 2023. The decrease in customer service and merchant fees is primarily due to decreased compensation costs during the three months ended March 31, 2024 compared to the same period in 2023.
As a percentage of net revenue, total customer service and merchant fees decreased to 4.3% for the three months ended March 31, 2024 compared to 5.0% in the same period in 2023 due to decreased compensation costs.

Advertising
During the three months ended March 31, 2024, our advertising expenses decreased by $3 million or 0.9% as compared to the same period in 2023. The decrease reflects our response to changing market conditions as we sought to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses increased to 11.9% for the three months ended March 31, 2024 compared to 11.8% in the same period in 2023 due in part to maintaining efficiencies in our advertising channel mix.
Selling, operations, technology, general and administrative
During the three months ended March 31, 2024, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $68 million, or 14.0% compared to the same period in 2023. The decrease is primarily due to decreased personnel costs.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 19.6% for the three months ended March 31, 2024 compared to 22.5% in the same period in 2023, primarily due to decreased compensation costs.
Impairment and other related net charges
During the three months ended March 31, 2024, impairment and other related charges decreased by $13 million or 100.0% as compared to the same period in 2023. As a percentage of net revenue, impairment and other related net charges decreased to 0.0% from 0.5% in the same period in 2023.
During the three months ended March 31, 2023, we recorded charges of $5 million related to consolidation of certain customer service centers in identified U.S. locations and $8 million related to construction in progress assets at identified U.S. locations.
Restructuring charges
On January 19, 2024, we announced a workforce realignment plan, including a workforce reduction involving approximately 1,650 employees. As a result, during the three months ended March 31, 2024, restructuring charges increased by $14 million or 21.5% as compared to the same period in 2023. As a percentage of net revenue, restructuring charges increased to 2.9% from 2.3% in the same period in 2023.
During the three months ended March 31, 2024, we incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reductions. During the three months ended March 31, 2023, we incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions.
Interest expense, net
During the three months ended March 31, 2024, our interest expense, net increased by $1 million, or 20.0%, compared to the same period in 2023, primarily driven by the issuance of the 2028 Notes in May 2023.

	Three Months Ended March 31,
	2024	2023	% Change

	(in millions)
Interest expense, net	$(6)	$(5)	20.0%

Other expense, net
During the three months ended March 31, 2024, our other expense, net increased by $3 million compared to the same period in 2023, primarily driven by increases in foreign currency transaction losses. Included in other expense, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Three Months Ended March 31,
	2024	2023	% Change

	(in millions)
Other expense, net	$(4)	$(1)	300.0%
Provision for income taxes, net
During the three months ended March 31, 2024, our provision for income taxes, net increased by $1 million or 50.0% compared to the same period in 2023, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes. Refer to Note 8, Income Taxes, in the notes to the condensed consolidated financial statements, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended March 31,
	2024	2023	% Change

	(in millions)
Provision for income taxes, net	$3	$2	50.0%
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2024, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.2 billion. Additionally, we have a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). As of March 31, 2024, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for $72 million as of March 31, 2024, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity for the periods presented:

	March 31,	December 31,
	2024	2023

	(in millions)
Cash and cash equivalents	$1,107	$1,322
Short-term investments	50	29
Total liquidity	$1,157	$1,351
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

Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition, macroeconomic events have caused disruption in the capital markets, including increased inflation and interest rates, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets.
Credit Agreement and Convertible Debt
As of March 31, 2024, we had $3.2 billion principal amount of indebtedness outstanding.
Under the terms of our Revolver, we may use proceeds to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
The conditional conversion features of the 2028 Notes were triggered during the calendar quarter ended March 31, 2024, and the 2028 Notes therefore became convertible in the calendar quarter ended June 30, 2024 pursuant to the applicable last reported sales price condition. The conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes were not triggered during the calendar quarter ended March 31, 2024, therefore, the 2024 Notes, 2025 Notes, 2026 Notes and 2027 Notes are not convertible during the calendar quarter ended June 30, 2024 pursuant to the applicable last reported sales price conditions. The 2025 Accreting Notes are convertible at any time prior to the close of business on the second business day immediately preceding the maturity date. During the period ended March 31, 2024, there were no conversions of the Notes.
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
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the credit agreement governing the Revolver) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and convertible notes, see Note 4, Debt and Other Financing, in the notes to the condensed consolidated financial statements, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, we were in compliance with all the terms and conditions of our debt agreements.
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

The Repurchase Programs do not obligate us to purchase any shares of our Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of March 31, 2024, we have repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.
Trends and Historical Cash Flows

	Three Months Ended March 31,
	2024	2023

	(in millions)
Net loss	$(248)	$(355)
Net cash used in operating activities	$(139)	$(147)
Net cash (used in) provided by investing activities	$(75)	$64
Net cash provided by financing activities	$—	$—
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
Cash flows used in operating activities decreased by $8 million during the three months ended March 31, 2024 compared to the same period in 2023, primarily due to an increase in net loss adjusted for non-cash items of $70 million, partially offset by a decrease of $62 million for cash provided by changes in operating assets and liabilities.
Investing Activities
Cash flows used in investing activities increased by $139 million during the three months ended March 31, 2024 compared to the same period in 2023, primarily due to increases in purchases of short- and long-term investments of $36 million and decreases in sales and maturities of short- and long-term investments of $136 million, partially offset by decreases in purchases of property and equipment and site and software development costs of $33 million.
Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 2.0% of net revenue for the three months ended March 31, 2024 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments, including in our proprietary technology and operational platform.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
During the three months ended March 31, 2024, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table reflects the reconciliation of net income or loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Reconciliation of Adjusted EBITDA:
Net loss	$(248)	$(355)
Depreciation and amortization	104	104
Equity-based compensation and related taxes	127	151
Interest expense, net	6	5
Other expense, net	4	1
Provision for income taxes, net	3	2
Other:
Impairment and other related net charges (1)	—	13
Restructuring charges (2)	79	65
Adjusted EBITDA	$75	$(14)

(1)
During the three months ended March 31, 2023, we recorded net charges of $5 million related to consolidation of certain customer service centers in identified U.S. locations and $8 million related to construction in progress assets at identified U.S. locations.

(2)
During the three months ended March 31, 2024, we incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reductions. During the three months ended March 31, 2023, we incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions.

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
The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Net cash used in operating activities	$(139)	$(147)
Purchase of property and equipment	(13)	(34)
Site and software development costs	(41)	(53)
Free Cash Flow	$(193)	$(234)

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
A reconciliation of the numerator and denominator for diluted earnings or loss per share, the most directly comparable GAAP financial measure, to the numerator and denominator for Adjusted Diluted Earnings or Loss per Share in order to calculate Adjusted Diluted Earnings or Loss per Share, is as follows:

	Three Months Ended March 31,
	2024	2023

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(248)	$(355)
Adjustments to net loss
Equity-based compensation and related taxes	127	151
Provision for income taxes, net	3	2
Other:
Impairment and other related net charges	—	13
Restructuring charges	79	65
Numerator for Adjusted Diluted Loss per Share - Adjusted net loss	$(39)	$(124)

Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	120	110
Denominator for Adjusted Diluted Loss per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	120	110
Diluted Loss per Share	$(2.06)	$(3.22)
Adjusted Diluted Loss per Share	$(0.32)	$(1.13)
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

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, net revenue, costs and expenses and related disclosures. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.
There have been no material changes to our critical accounting policies and estimates since December 31, 2023. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of our critical accounting policies and estimates.
Recent Accounting Pronouncements
The information called for by this section is incorporated herein by reference to Note 1, Summary of Significant Accounting Policies, in the notes to the condensed consolidated financial statements, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposures to market risk since December 31, 2023. See Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion on our exposures to market risk.
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
Changes in Internal Control Over Financial Reporting
During the first quarter of 2024, we transitioned to our new financial accounting system for financial reporting, which included changes to financial processes impacting key controls over financial reporting. The new system is designed to enhance the flow of financial information, improve data management and provide both accurate and timely financial reporting. During this period of transition, we have taken steps to implement and maintain appropriate and effective internal control over financial reporting and will continue to evaluate the design and operating effectiveness of internal control over financial reporting in subsequent periods.
Other than the aforementioned change in our accounting system, there were no other changes to our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As of the date of this report, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Certain Information Regarding the Trading of Our Common Stock included in our Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding our authorized share repurchase programs. As of March 31, 2024, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.1 billion. There were no repurchases made during the three months ended March 31, 2024.
Item 5. Other Information
(c)    Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, the following directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Plans
Name & Title	Action	Date	Rule 10b5-1 Plan	Non-Rule 10b5-1 Plan	Aggregate number/dollar value of securities to be purchased or sold (1)	Plan expiration date (2)
Kate Gulliver, Chief Financial Officer and Chief Administrative Officer	Adoption	March 7, 2024	X		Up to 9,612 shares to be sold	2/28/2025
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
Other than those disclosed above, none of our directors or officers adopted, modified or terminated, a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended March 31, 2024.

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

WAYFAIR INC.
Date: May 2, 2024	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 2, 2024	By:	/s/ KATE GULLIVER
Kate Gulliver
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)