Form 10-Q
period 2024-06-30
Wayfair Inc.
filed 2024-08-01
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at July 25, 2024
Class A Common Stock, $0.001 par value per share	97,773,308
Class B Common Stock, $0.001 par value per share	25,691,295

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2024

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements
WAYFAIR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,304	$1,322
Short-term investments	39	29
Accounts receivable, net	161	140
Inventories	78	75
Prepaid expenses and other current assets	240	289
Total current assets	1,822	1,855
Operating lease right-of-use assets	880	820
Property and equipment, net	680	748
Other non-current assets	54	51
Total assets	$3,436	$3,474
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,168	$1,234
Other current liabilities	1,039	949
Total current liabilities	2,207	2,183
Long-term debt	3,059	3,092
Operating lease liabilities, net of current	893	862
Other non-current liabilities	37	44
Total liabilities	6,196	6,181
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at June 30, 2024 and December 31, 2023	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 96,351,994 and 92,457,562 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 25,691,295 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,552	1,316
Accumulated deficit	(4,308)	(4,018)
Accumulated other comprehensive loss	(4)	(5)
Total stockholders' deficit	(2,760)	(2,707)
Total liabilities and stockholders' deficit	$3,436	$3,474
See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except per share data)
Net revenue	$3,117	$3,171	$5,846	$5,945
Cost of goods sold	2,176	2,186	4,086	4,139
Gross profit	941	985	1,760	1,806
Operating expenses:
Customer service and merchant fees	121	144	238	283
Advertising	365	352	689	679
Selling, operations, technology, general and administrative	489	630	1,023	1,254
Impairment and other related net charges	1	1	1	14
Restructuring charges	—	—	79	65
Total operating expenses	976	1,127	2,030	2,295
Loss from operations	(35)	(142)	(270)	(489)
Interest expense, net	(4)	(5)	(10)	(10)
Other (expense) income, net	(1)	3	(5)	2
Gain on debt extinguishment	—	100	—	100
Loss before income taxes	(40)	(44)	(285)	(397)
Provision for income taxes, net	2	2	5	4
Net loss	$(42)	$(46)	$(290)	$(401)
Loss per share:
Basic	$(0.34)	$(0.41)	$(2.39)	$(3.60)
Diluted	$(0.34)	$(0.41)	$(2.39)	$(3.60)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	122	112	121	111
Diluted	122	112	121	111

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Net loss	$(42)	$(46)	$(290)	$(401)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(1)	1	1
Net unrealized gain on available-for-sale investments	—	—	—	1
Comprehensive loss	$(41)	$(47)	$(289)	$(399)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit

	(in millions)
Balance at March 31, 2023	111	$—	$894	$(3,635)	$(4)	$(2,745)
Net loss	—	—	—	(46)	—	(46)
Other comprehensive loss	—	—	—	—	(1)	(1)
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation	—	—	181	—	—	181
Premiums paid for capped calls	—	—	(87)	—	—	(87)
Balance at June 30, 2023	113	$—	$988	$(3,681)	$(5)	$(2,698)

Balance at March 31, 2024	120	$—	$1,446	$(4,266)	$(5)	$(2,825)
Net loss	—	—	—	(42)	—	(42)
Other comprehensive income	—	—	—	—	1	1
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation	—	—	103	—	—	103
Unwind of capped calls	—	—	3	—	—	3
Balance at June 30, 2024	122	$—	$1,552	$(4,308)	$(4)	$(2,760)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Six Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit

	(in millions)
Balance at December 31, 2022	109	$—	$737	$(3,280)	$(7)	$(2,550)
Net loss	—	—	—	(401)	—	(401)
Other comprehensive income	—	—	—	—	2	2
Issuance of common stock upon vesting of RSUs	4	—	—	—	—	—
Equity-based compensation	—	—	338	—	—	338
Premiums paid for capped calls	—	—	(87)	—	—	(87)
Balance at June 30, 2023	113	$—	$988	$(3,681)	$(5)	$(2,698)

Balance at December 31, 2023	118	$—	$1,316	$(4,018)	$(5)	$(2,707)
Net loss	—	—	—	(290)	—	(290)
Other comprehensive income	—	—	—	—	1	1
Issuance of common stock upon vesting of RSUs	4	—	—	—	—	—
Equity-based compensation	—	—	233	—	—	233
Unwind of capped calls	—	—	3	—	—	3
Balance at June 30, 2024	122	$—	$1,552	$(4,308)	$(4)	$(2,760)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023

	(in millions)
Cash flows from operating activities:
Net loss	$(290)	$(401)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	203	206
Equity-based compensation expense	214	308
Amortization of discount and issuance costs on convertible notes	5	3
Impairment and other related net charges	1	14
Gain on debt extinguishment	—	(100)
Other non-cash adjustments	(8)	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	(37)	144
Inventories	(4)	13
Prepaid expenses and other assets	11	(8)
Accounts payable and other liabilities	11	(106)
Net cash provided by operating activities	106	70

Cash flows (for) from investing activities:
Purchase of short- and long-term investments	(38)	—
Sale and maturities of short- and long-term investments	27	225
Purchase of property and equipment	(36)	(71)
Site and software development costs	(80)	(105)
Net cash (used in) provided by investing activities	(127)	49

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	678
Premiums paid for capped call confirmations	—	(87)
Payments to extinguish convertible debt	—	(514)
Other financing activities, net	3	—
Net cash provided by financing activities	3	77
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	3
Net (decrease) increase in cash, cash equivalents and restricted cash	(18)	199

Cash, cash equivalents and restricted cash
Beginning of period	$1,326	$1,050
End of period	$1,308	$1,249

See notes to unaudited condensed consolidated financial statements

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023

	(in millions)
Supplemental cash flow information:
Cash paid for interest on long-term debt	$31	$22
Purchase of property and equipment included in accounts payable and other liabilities	$15	$1

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,304	$1,249
Restricted cash included within prepaid expenses and other current assets	4	—
Total cash, cash equivalents and restricted cash	$1,308	$1,249

See notes to unaudited condensed consolidated financial statements

Wayfair Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are those of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, “Wayfair,” “the Company" or similar terms refer to Wayfair Inc. and its subsidiaries. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the United States (“U.S.”) Securities and Exchange Commission ("SEC") regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Furthermore, interim results are not necessarily indicative of the results for the full year ended December 31, 2024 or future periods.
The Company has identified significant accounting policies that are critical to understanding its business and results of operations. Wayfair believes that there have been no significant changes during the three and six months ended June 30, 2024 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of June 30, 2024, accounts receivable was $161 million, net of allowance for credit losses of $27 million. As of December 31, 2023, accounts receivable was $140 million, net of allowance for credit losses of $22 million. The changes in the allowance for credit losses were not material for the three and six months ended June 30, 2024. Management believes credit risk is mitigated for the three and six months ended June 30, 2024, as approximately 99.2% and 99.3%, respectively, of the net revenue recognized was collected in advance of recognition.

Contract Liabilities
Contractual liabilities, included in other current liabilities, were $232 million at June 30, 2024 and $204 million at December 31, 2023. During the six months ended June 30, 2024, Wayfair recognized $134 million of net revenue that was included within other current liabilities as of December 31, 2023.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 10, Segment and Geographic Information, for additional information.
Restructuring Charges
In January 2024, Wayfair announced a workforce realignment plan, including a workforce reduction involving approximately 1,650 employees. As a result, during the six months ended June 30, 2024, Wayfair incurred $79 million of charges recorded within restructuring charges on the condensed consolidated statements of operations. The charges consisted primarily of one-time employee severance and benefit costs. Wayfair does not expect to incur any further material charges related to this workforce reduction.
3. Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements
Investments
As of June 30, 2024 and December 31, 2023, Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the three and six months ended June 30, 2024 and 2023, Wayfair did not have any realized gains or losses. Interest income includes interest earned from cash and cash equivalents and marketable securities. During the three and six months ended June 30, 2024, Wayfair recorded $14 million and $26 million of interest income, respectively, and during the three and six months ended June 30, 2023, $11 million and $18 million of interest income, respectively.
During the three and six months ended June 30, 2024 and 2023, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. As of June 30, 2024 and December 31, 2023, Wayfair did not have an allowance for credit losses recorded related to its available-for-sale debt securities.
The following table presents details of Wayfair’s investment securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$9	$—	$—	$9
Total	$9	$—	$—	$9

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$29	$—	$—	$29
Total	$29	$—	$—	$29

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
The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$421	$—	$—	$421
Cash equivalents	883	—	—	883
Total cash and cash equivalents	1,304	—	—	1,304
Short-term investments:
Investment securities	—	9	—	9
Certificate of deposit	30	—	—	30
Total short-term investments	30	9	—	39
Prepaid expenses and other current assets:
Certificate of deposit (1)	4	—	—	4
Total	$1,338	$9	$—	$1,347

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$407	$—	$—	$407
Cash equivalents	915	—	—	915
Total cash and cash equivalents	1,322	—	—	1,322
Short-term investments:
Investment securities	—	29	—	29
Prepaid expenses and other current assets:
Certificate of deposit (1)	4	—	—	4
Total	$1,326	$29	$—	$1,355
(1) The certificate of deposit is classified as restricted cash that is primarily restricted to funds held in collateral.

4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing:

	June 30, 2024			December 31, 2023
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

	(in millions)
Revolving Credit Facility			$—			$—
2024 Notes	$117	$—	117	$117	$—	117
2025 Notes	754	(2)	752	754	(3)	751
2026 Notes	949	(4)	945	949	(5)	944
2027 Notes	690	(8)	682	690	(10)	680
2028 Notes	690	(10)	680	690	(11)	679
2025 Accreting Notes	38	—	38	38	—	38
Total Debt			$3,214			$3,209
Short-term debt (1)			155			117
Long-term debt			$3,059			$3,092
(1) Short-term debt consists of $117 million for the 2024 Notes and $38 million for the 2025 Accreting Notes, as of June 30, 2024, and $117 million for the 2024 Notes as of December 31, 2023. Short-term debt is presented within other current liabilities in the condensed consolidated balance sheets.
Revolving Credit Facility
Wayfair has a five-year senior secured revolving credit facility (the “Revolver”), which matures on March 24, 2026, and provides for non-amortizing revolving loans in an aggregate amount of $600 million. Under the Revolver, Wayfair may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had $69 million in outstanding letters of credit as of June 30, 2024, primarily as security for lease agreements. As of June 30, 2024, there were no revolving loans outstanding under the Revolver.
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
The conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes were not triggered during the calendar quarter ended June 30, 2024, therefore, the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes are not convertible during the calendar quarter ended September 30, 2024 pursuant to the applicable last reported sales price conditions.
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
Conversions of Notes
During the three and six months ended June 30, 2024, there were no conversions of the Notes.
Interest Expense
During the three months ended June 30, 2024, Wayfair recognized contractual interest expense and debt discount amortization of $16 million and $2 million, respectively, and during the six months ended June 30, 2024, contractual interest expense and debt discount amortization of $31 million and $5 million, respectively.
During the three months ended June 30, 2023, Wayfair recognized contractual interest expense and debt discount amortization of $14 million and $2 million, respectively, and during the six months ended June 30, 2023, contractual interest expense and debt discount amortization of $25 million and $3 million, respectively.
Fair Value of Notes
As of June 30, 2024, the estimated fair value of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2025 Accreting Notes was $115 million, $705 million, $855 million, $793 million, $1.0 billion and $28 million, respectively. The estimated fair value of the Non-Accreting Notes was determined through consideration of quoted market prices. The estimated fair value of the 2025 Accreting Notes was determined through an option pricing model using Level 3 inputs including volatility and credit spread. The fair values of the Non-Accreting Notes and the 2025 Accreting Notes are classified as Level 2 and Level 3, respectively, as defined in Note 3, Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements. As of June 30, 2024, the if-converted value of the 2028 Notes exceeded the principal value by $104 million, respectively. As of June 30, 2024, the if-converted value of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2025 Accreting Notes did not exceed the principal value.
Capped Calls
The 2025 Capped Calls, 2026 Capped Calls, 2027 Capped Calls and 2028 Capped Calls (collectively, the “Capped Calls”) are expected generally to reduce the potential dilution and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Non-Accreting Notes upon conversion of the Non-Accreting Notes if the market price per share of Wayfair’s Class A common stock is greater than the strike price of the applicable Capped Call (which corresponds to the initial conversion price of the applicable Non-Accreting Notes and is subject to certain adjustments under the terms of the applicable Capped Call), with such reduction and/or offset subject to a cap based on the cap price of the applicable Capped Calls (the “Initial Cap Price”). The Capped Calls can, at Wayfair’s option, remain outstanding until their maturity date, even if all or a portion of the Non-Accreting Notes are converted, repurchased or redeemed prior to such date.
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
2024 Capped Calls Unwind
During the three and six months ended June 30, 2024, Wayfair completed an unwind of the 2024 Capped Calls. The proceeds received from the unwind were included as an increase to additional paid-in-capital within stockholders’ deficit.
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
Canada Border Services Agency
The Canada Border Services Agency (“CBSA”) is examining Wayfair’s payment of duties under the Special Measures Import Act (the “CBSA review”) for goods imported into Canada for the years ended December 31, 2023 and 2022 and part of the year ended December 31, 2021. The estimated potential liability for the CBSA review, net of any amounts that may be recouped through the appeals process, is approximately $29 million, inclusive of duties and interest.
Related to the CBSA review, during the three and six months ended June 30, 2024, Wayfair incurred approximately $3 million and $9 million, respectively, to cost of goods sold and $1 million and $2 million, respectively, to selling, operations, technology, general and administrative within the condensed consolidated statement of operations. During the three and six months ended June 30, 2024, Wayfair made payments of approximately $6 million and $10 million, respectively, of duties and $1 million and $2 million, respectively, of interest charges based on assessments received related to the year ended December 31, 2022 and part of the year ended December 31, 2021. Wayfair is required to pay all assessed amounts in order to exercise its appeal rights. Wayfair believes there are substantial factual and legal grounds to appeal and partially recuperate these amounts and is exploring other options to mitigate exposure.
As of June 30, 2024, approximately $7 million was recorded within other current liabilities in the condensed consolidated balance sheets.
Because loss contingencies are inherently unpredictable, this assessment is subjective and requires judgments about future events. As a result, it is at least reasonably possible that this estimate may change in the near term and the effect of the potential change could be material.

6. Stockholders’ Deficit
Common Stock
Since Wayfair's initial public offering through June 30, 2024, 56,347,119 shares of Class B common stock were converted to the same number of shares of Class A common stock.
Stock Repurchase Programs
During the three and six months ended June 30, 2024 and 2023, Wayfair did not repurchase any shares of Class A common stock under its stock repurchase programs.
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
Under the 2023 Plan, 20,525,663 shares of Class A common stock initially were available for future award grants. As of June 30, 2024, 13,103,651 shares of Class A common stock remained available for future grant under the 2023 Plan.
The following table presents activity relating to RSUs for the six months ended June 30, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	5,186,886	$93.68
RSUs granted	2,601,479	$59.23
RSUs vested	(3,894,432)	$76.66
RSUs forfeited/canceled	(896,271)	$103.58
Unvested at June 30, 2024	2,997,662	$82.91
As of June 30, 2024, unrecognized equity-based compensation expense related to RSUs expected to vest over time is $152 million with a weighted-average remaining vesting term of 0.5 years.
The following table summarizes activity for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Weighted average grant date fair value of RSUs	$59.23	$37.47
Total fair value of vested RSUs (in millions)	$299	$289
Intrinsic value of RSUs vested (in millions)	$232	$166
As of June 30, 2024, the aggregate intrinsic value of unvested RSUs was $158 million.

Equity-based compensation was classified as follows in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Cost of goods sold	$3	$2	$5	$5
Customer service and merchant fees	5	8	10	16
Selling, operations, technology, general and administrative	87	154	199	287
Total equity-based compensation expense	$95	$164	$214	$308
Equity-based compensation costs capitalized as software costs were $8 million and $19 million for the three and six months ended June 30, 2024, respectively, and $17 million and $30 million for the three and six months ended June 30, 2023, respectively.
8. Income Taxes
The provision for income taxes, net recorded during the three and six months ended June 30, 2024 is primarily related to income tax benefits for tax losses earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes, as well as related changes in increases in the Company’s valuation allowance on deferred tax assets, as well as some U.S. state minimum and foreign taxes. Wayfair had no material unrecognized tax benefits as of June 30, 2024 and December 31, 2023.
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. Many non- U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar 2 model rules beginning in 2024 or announced their plans to enact legislation in future years. The currently enacted Pillar 2 model rules did not have a material impact on our provision for income taxes for the three and six months ended June 30, 2024.
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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(42)	$(46)	$(290)	$(401)
Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	122	112	121	111
Loss per share
Basic	$(0.34)	$(0.41)	$(2.39)	$(3.60)
Diluted	$(0.34)	$(0.41)	$(2.39)	$(3.60)
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Unvested restricted stock units	3	8	3	8
Shares related to convertible debt instruments	36	36	36	36
Total	39	44	39	44
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
The following tables present net revenue and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
U.S. net revenue	$2,730	$2,785	$5,121	$5,200
International net revenue	387	386	725	745
Total net revenue	$3,117	$3,171	$5,846	$5,945

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Adjusted EBITDA:
U.S.	$199	$161	$320	$190
International	(36)	(33)	(82)	(76)
Total reportable segments Adjusted EBITDA	163	128	238	114
Less: reconciling items (1)	(205)	(174)	(528)	(515)
Net loss	$(42)	$(46)	$(290)	$(401)

(1)The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Depreciation and amortization	$99	$102	$203	$206
Equity-based compensation and related taxes	98	167	225	318
Interest expense, net	4	5	10	10
Other expense, net	1	(3)	5	(2)
Provision for income taxes, net	2	2	5	4
Other:
Impairment and other related net charges (a)	1	1	1	14
Restructuring charges (b)	—	—	79	65
Gain on debt extinguishment (c)	—	(100)	—	(100)
Total reconciling items	$205	$174	$528	$515

(a)
During the three and six months ended June 30, 2024, Wayfair recorded charges of $1 million related to changes in sublease market conditions for an identified U.S. office location. During the six months ended June 30, 2023, Wayfair recorded charges of $5 million related to consolidation of certain customer service centers in identified U.S. locations. During the three and six months ended June 30, 2023, Wayfair recorded charges of $1 million and $9 million, respectively, related to construction in progress assets at identified U.S. locations.

(b)
During the six months ended June 30, 2024, Wayfair incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reductions. During the six months ended June 30, 2023, Wayfair incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions.

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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, including our financial outlook and profitability goals, the financial impact and expected savings of our January 2024 reduction in workforce, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, including our international expansion and omni-channel strategy, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments, and the impact of macroeconomic events, including interest rates and inflation, and our response to such events, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.
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

Factors that could cause or contribute to differences in our future results include, without limitation, the following:
•adverse macroeconomic conditions, including rising and fluctuating interest rates, inflation, slower growth or the potential for recession, disruptions in the global supply chain and other conditions affecting the retail environment for products we sell, and other matters that influence consumer spending and preferences, as well as our ability to plan for and respond to the impact of these conditions;
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
•geopolitical events, including the 2024 United States (“U.S.”) presidential election, natural disasters, public health emergencies, civil disturbances and terrorist attacks; and
•developments in, and the outcome of, legal and regulatory proceedings and investigations to which we are a party or are subject, and the liabilities, obligations and expenses, if any, that we may incur in connection therewith.
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
All dollar and percentage comparisons made herein refer to the three and six months ended June 30, 2024, compared with the three and six months ended June 30, 2023, unless otherwise noted.
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
During the three months ended June 30, 2024, net revenue decreased by 1.7% compared to the same period in 2023. As of June 30, 2024, we had 22 million active customers and during the three months ended June 30, 2024, 81.7% of orders came from repeat buyers. The lower sales were due to lower order volume, which was driven by challenges in the category, compared to the same period in 2023. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.
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
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except LTM net revenue per active customer, average order value and per share data)
Key Financial Statement Metrics:
Net revenue	$3,117	$3,171	$5,846	$5,945
Gross profit	$941	$985	$1,760	$1,806
Loss from operations	$(35)	$(142)	$(270)	$(489)
Net loss	$(42)	$(46)	$(290)	$(401)
Loss per share:
Basic	$(0.34)	$(0.41)	$(2.39)	$(3.60)
Diluted	$(0.34)	$(0.41)	$(2.39)	$(3.60)
Net cash provided by operating activities	$245	$217	$106	$70
Key Operating Metrics:
Active customers (1)	22	22	22	22
LTM net revenue per active customer (2)	$540	$545	$540	$545
Orders delivered (3)	10	10	20	20
Average order value (4)	$313	$307	$299	$297
Non-GAAP Financial Measures:
Adjusted EBITDA	$163	$128	$238	$114
Free Cash Flow	$183	$128	$(10)	$(106)
Adjusted Diluted Earnings (Loss) per Share	$0.47	$0.21	$0.16	$(0.90)
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

Results of Consolidated Operations
Comparison of the three months ended June 30, 2024 and 2023
Net revenue
During the three months ended June 30, 2024, net revenue decreased by $54 million, or 1.7%, compared to the same period in 2023, which reflects continued macroeconomic pressures felt by consumers. The decrease in net revenue is due to lower order volume, which was driven by challenges in the category, compared to the same period in 2023.
During the three months ended June 30, 2024, our U.S. net revenue decreased by 2.0% and International net revenue increased by 0.3% compared to the same period in 2023. During the three months ended June 30, 2024, International Net Revenue Constant Currency Growth was 1.3% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Three Months Ended June 30,
	2024	2023	% Change

	(in millions)
U.S. net revenue	$2,730	$2,785	(2.0)%
International net revenue	387	386	0.3%
Net revenue	$3,117	$3,171	(1.7)%
For more information on our segments, see Note 10, Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the three months ended June 30, 2024, cost of goods sold decreased by $10 million, or 0.5%, compared to the same period in 2023. The decrease in cost of goods sold is primarily driven by operational cost savings initiatives and partially due to lower order volume, which was driven by challenges in the category compared to the same period in 2023.
As a percentage of net revenue, cost of goods sold increased to 69.8% for the three months ended June 30, 2024 compared to 68.9% in the same period in 2023 due to mix shifts and lower net revenue.

	Three Months Ended June 30,
	2024	2023	% Change

	(in millions)
Cost of goods sold	$2,176	$2,186	(0.5)%
As a percentage of net revenue	69.8%	68.9%

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

	Three Months Ended June 30,
	2024	2023	% Change

	(in millions)
Customer service and merchant fees (1)	$121	$144	(16.0)%
Advertising	365	352	3.7%
Selling, operations, technology, general and administrative (1)	489	630	(22.4)%
Impairment and other related net charges	1	1	—%
Total operating expenses	$976	$1,127	(13.4)%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.9%	4.5%
Advertising	11.7%	11.1%
Selling, operations, technology, general and administrative (1)	15.7%	19.9%
Impairment and other related net charges	—%	—%
	31.3%	35.5%
(1) Includes equity-based compensation and related taxes as follows:

	Three Months Ended June 30,
	2024	2023

	(in millions)
Customer service and merchant fees	$5	$8
Selling, operations, technology, general and administrative	$90	$157
During the three months ended June 30, 2024, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative decreased by $70 million, or 42.4%, compared to the same period in 2023, primarily driven by a decrease in units granted in 2024 compared to the same period in 2023.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three Months Ended June 30,
	2024	2023

Customer service and merchant fees	3.7%	4.3%
Selling, operations, technology, general and administrative	12.8%	14.9%
Customer Service and Merchant Fees
During the three months ended June 30, 2024, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees decreased by $20 million, or 14.7%, compared to the same period in 2023. The decrease in customer service and merchant fees is primarily due to decreased compensation costs in 2024 compared to the same period in 2023.
As a percentage of net revenue, total customer service and merchant fees decreased to 3.9% for the three months ended June 30, 2024 compared to 4.5% in the same period in 2023 primarily due to decreased compensation costs.

Advertising
During the three months ended June 30, 2024, our advertising expenses increased by $13 million, or 3.7%, compared to the same period in 2023. The increase is due to advertising holdbacks in the second quarter of 2023 as well as efforts to maintain our efficiency targets.
As a percentage of net revenue, advertising expenses increased to 11.7% for the three months ended June 30, 2024 compared to 11.1% in the same period in 2023 due, in part, to changes in advertising channel mix and our efforts to drive efficiency across our channel portfolio.
Selling, operations, technology, general and administrative
During the three months ended June 30, 2024, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $74 million, or 15.6%, compared to the same period in 2023. The decrease is primarily due to decreased compensation costs.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 15.7% for the three months ended June 30, 2024, compared to 19.9% in the same period in 2023, primarily due to decreased compensation costs.
Impairment and other related net charges
During the three months ended June 30, 2024, impairment and other related net charges remained constant at $1 million compared to the same period in 2023.
During the three months ended June 30, 2024, we recorded charges of $1 million related to changes in sublease market conditions for an identified U.S. office location. During the three months ended June 30, 2023, we recorded charges of $1 million related to construction in progress assets at identified U.S. locations.
Interest expense, net
During the three months ended June 30, 2024, interest expense, net decreased by $1 million, or 20.0%, compared to the same period in 2023.

	Three Months Ended June 30,
	2024	2023	% Change

	(in millions)
Interest expense, net	$(4)	$(5)	(20.0)%
Other (expense) income, net
During the three months ended June 30, 2024, other (expense) income, net increased by $4 million or 133.3%, compared to the same period in 2023. Included in other (expense) income, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Three Months Ended June 30,
	2024	2023	% Change

	(in millions)
Other (expense) income, net	$(1)	$3	(133.3)%
Gain on debt extinguishment
During the three months ended June 30, 2024, gain on debt extinguishment decreased by $100 million or 100.0%, compared to the same period in 2023.
During the three months ended June 30, 2023, we recorded a $100 million gain on debt extinguishment, representing the difference between the cash paid for principal of $514 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $614 million.

	Three Months Ended June 30,
	2024	2023	% Change

	(in millions)
Gain on debt extinguishment	$—	$100	(100.0)%
Provision for income taxes, net
During the three months ended June 30, 2024, our provision for income taxes, net remained constant at $2 million compared to the same period in 2023. Refer to Note 8, Income Taxes, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended June 30,
	2024	2023	% Change

	(in millions)
Provision for income taxes, net	$2	$2	—%
Comparison of the six months ended June 30, 2024 and 2023
Net revenue
During the six months ended June 30, 2024, net revenue decreased by $99 million, or 1.7%, compared to the same period in 2023, which reflects continued macroeconomic pressures felt by consumers. The decrease in net revenue is due to lower order volume, which was driven by challenges in the category, compared to the same period in 2023.
During the six months ended June 30, 2024, our U.S. net revenue decreased by 1.5% and International net revenue decreased by 2.7% compared to the same period in 2023. During the six months ended June 30, 2024, International Net Revenue Constant Currency Growth was (3.0)% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Six Months Ended June 30,
	2024	2023	% Change

	(in millions)
U.S. net revenue	$5,121	$5,200	(1.5)%
International net revenue	725	745	(2.7)%
Net revenue	$5,846	$5,945	(1.7)%
For more information on our segments, see Note 10, Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the six months ended June 30, 2024, cost of goods sold decreased by $53 million, or 1.3%, compared to the same period in 2023. The decrease in cost of goods sold is primarily driven by operational cost savings initiatives and partially due to lower order volume, which was driven by challenges in the category compared to the same period in 2023.
As a percentage of net revenue, cost of goods sold increased to 69.9% for the six months ended June 30, 2024, compared to 69.6% in the same period in 2023 due to mix shifts and lower net revenue.

	Six Months Ended June 30,
	2024	2023	% Change

	(in millions)
Cost of goods sold	$4,086	$4,139	(1.3)%
As a percentage of net revenue	69.9%	69.6%

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

	Six Months Ended June 30,
	2024	2023	% Change

	(in millions)
Customer service and merchant fees (1)	$238	$283	(15.9)%
Advertising	689	679	1.5%
Selling, operations, technology, general and administrative (1)	1,023	1,254	(18.4)%
Impairment and other related net charges	1	14	(92.9)%
Restructuring charges	79	65	21.5%
Total operating expenses	$2,030	$2,295	(11.5)%
As a percentage of net revenue:
Customer service and merchant fees (1)	4.1%	4.8%
Advertising	11.8%	11.4%
Selling, operations, technology, general and administrative (1)	17.5%	21.1%
Impairment and other related net charges	—%	0.2%
Restructuring charges	1.4%	1.1%
	34.8%	38.6%
(1) Includes equity-based compensation and related taxes as follows:

	Six Months Ended June 30,
	2024	2023

	(in millions)
Customer service and merchant fees	$11	$16
Selling, operations, technology, general and administrative	$208	$297
During the six months ended June 30, 2024, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative decreased by $94 million, or 30.0%, compared to the same period in 2023, driven by a decrease in vested restricted stock units in 2024 compared to the same period in 2023.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Six Months Ended June 30,
	2024	2023
Customer service and merchant fees	3.9%	4.5%
Selling, operations, technology, general and administrative	13.9%	16.1%
Customer Service and Merchant Fees
During the six months ended June 30, 2024, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees decreased by $40 million, or 15.0%, compared to the same period in 2023. The decrease in customer service and merchant fees is primarily due to decreased compensation costs during the six months ended June 30, 2024 compared to the same period in 2023.
As a percentage of net revenue, total customer service and merchant fees decreased to 4.1% for the six months ended June 30, 2024, compared to 4.8% in the same period in 2023 due to decreased compensation costs.

Advertising
During the six months ended June 30, 2024, our advertising expenses increased by $10 million, or 1.5%, compared to the same period in 2023. The increase is due to advertising holdbacks in the second quarter of 2023 as well as efforts to maintain our efficiency targets.
As a percentage of net revenue, advertising expenses increased to 11.8% for the six months ended June 30, 2024 compared to 11.4% in the same period in 2023 due in part to maintaining efficiencies in our advertising channel mix.
Selling, operations, technology, general and administrative
During the six months ended June 30, 2024, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $142 million, or 14.8% compared to the same period in 2023. The decrease is primarily due to decreased compensation costs.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 17.5% for the six months ended June 30, 2024, compared to 21.1% in the same period in 2023, primarily due to decreased compensation costs.
Impairment and other related net charges
During the six months ended June 30, 2024, impairment and other related charges decreased by $13 million, or 92.9%. compared to the same period in 2023. As a percentage of net revenue, impairment and other related net charges decreased to 0.0% from 0.2% in the same period in 2023.
During the six months ended June 30, 2024, we recorded charges of $1 million related to changes in sublease market conditions for an identified U.S. office location. During the six months ended June 30, 2023, we recorded charges of $14 million, inclusive of $5 million related to consolidation of certain customer service centers and $9 million related to construction in progress assets at identified U.S. locations.
Restructuring charges
During the six months ended June 30, 2024, restructuring charges increased by $14 million, or 21.5%, compared to the same period in 2023. As a percentage of net revenue, restructuring charges increased to 1.4% from 1.1% in the same period in 2023.
During the six months ended June 30, 2024, we incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reductions. During the six months ended June 30, 2023, we incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions.
Interest expense, net
During the six months ended June 30, 2024, interest expense, net remained constant compared to the same period in 2023.

	Six Months Ended June 30,
	2024	2023	% Change

	(in millions)
Interest expense, net	$(10)	$(10)	—%
Other (expense) income, net
During the six months ended June 30, 2024, other (expense) income, net increased by $7 million, or 350.0%, compared to the same period in 2023. Included in other expense, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Six Months Ended June 30,
	2024	2023	% Change

	(in millions)
Other (expense) income, net	$(5)	$2	(350.0)%

Gain on debt extinguishment
During the six months ended June 30, 2024, gain on debt extinguishment decreased by $100 million, or 100.0%, compared to the same period in 2023.
During the six months ended June 30, 2023, we recorded a $100 million gain on debt extinguishment, representing the difference between the cash paid for principal of $514 million and the combined net carrying value of the 2024 Notes and 2025 Notes of $614 million.

	Six Months Ended June 30,
	2024	2023	% Change

	(in millions)
Gain on debt extinguishment	$—	$100	(100.0)%
Provision for income taxes, net
During the six months ended June 30, 2024, our provision for income taxes, net increased by $1 million, or 25.0%, compared to the same period in 2023, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes. Refer to Note 8, Income Taxes, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Six Months Ended June 30,
	2024	2023	% Change

	(in millions)
Provision for income taxes, net	$5	$4	25.0%
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2024, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.3 billion. Additionally, we have a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). As of June 30, 2024, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for $69 million as of June 30, 2024, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity for the periods presented:

	June 30,	December 31,
	2024	2023

	(in millions)
Cash and cash equivalents	$1,304	$1,322
Short-term investments	39	29
Total liquidity	$1,343	$1,351
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
Credit Agreement and Convertible Debt
As of June 30, 2024, we had $3.2 billion principal amount of indebtedness outstanding.
Under the terms of our Revolver, we may use proceeds to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
The conditional conversion features of the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes were not triggered during the calendar quarter ended June 30, 2024, therefore, the 2024 Notes, 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes are not convertible during the calendar quarter ended September 30, 2024 pursuant to the applicable last reported sales price conditions. The 2025 Accreting Notes are convertible at any time prior to the close of business on the second business day immediately preceding the maturity date. During the period ended June 30, 2024, there were no conversions of the Notes.
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
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the credit agreement governing the Revolver) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and convertible notes, see Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, we were in compliance with all the terms and conditions of our debt agreements.
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

The Repurchase Programs do not obligate us to purchase any shares of our Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of June 30, 2024, we have repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.
Trends and Historical Cash Flows

	Six Months Ended June 30,
	2024	2023

	(in millions)
Net loss	$(290)	$(401)
Net cash provided by operating activities	$106	$70
Net cash (used in) provided by investing activities	$(127)	$49
Net cash provided by financing activities	$3	$77
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
Cash flows provided by operating activities increased by $36 million during the six months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in net loss adjusted for non-cash items of $98 million, partially offset by a decrease of $62 million for cash provided by changes in operating assets and liabilities.
Investing Activities
Cash flows used in investing activities increased by $176 million during the six months ended June 30, 2024, compared to the same period in 2023, primarily due to decreases in sales and maturities of short- and long-term investments of $198 million and increases in purchases of short- and long-term investments of $38 million, partially offset by decreases in purchases of property and equipment and site and software development costs of $60 million.
Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 2.0% of net revenue for the six months ended June 30, 2024 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments, including in our proprietary technology and operational platform.
Financing Activities
Cash flows provided by financing activities decreased by $74 million during the six months ended June 30, 2024, compared to the same period in 2023. The decrease was primarily due to the net impact of debt and other financing transactions that occurred during the six months ended June 30, 2023.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
During the six months ended June 30, 2024, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table reflects the reconciliation of net income or loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Reconciliation of Adjusted EBITDA:
Net loss	$(42)	$(46)	$(290)	$(401)
Depreciation and amortization	99	102	203	206
Equity-based compensation and related taxes	98	167	225	318
Interest expense, net	4	5	10	10
Other expense (income), net	1	(3)	5	(2)
Provision for income taxes, net	2	2	5	4
Other:
Impairment and other related net charges (1)	1	1	1	14
Restructuring charges (2)	—	—	79	65
Gain on debt extinguishment (3)	—	(100)	—	(100)
Adjusted EBITDA	$163	$128	$238	$114

(1)
During the three and six months ended June 30, 2024, we recorded charges of $1 million related to changes in sublease market conditions for an identified U.S. office location. During the six months ended June 30, 2023, we recorded charges of $5 million related to consolidation of certain customer service centers in identified U.S. locations. During the three and six months ended June 30, 2023, we recorded charges of $1 million and $9 million, respectively, related to construction in progress assets at identified U.S. locations.

(2)
During the six months ended June 30, 2024, we incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reductions. During the six months ended June 30, 2023, we incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions.

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

The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Net cash provided by operating activities	$245	$217	$106	$70
Purchase of property and equipment	(23)	(37)	(36)	(71)
Site and software development costs	(39)	(52)	(80)	(105)
Free Cash Flow	$183	$128	$(10)	$(106)
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

A reconciliation of the numerator and denominator for diluted earnings or loss per share, the most directly comparable GAAP financial measure, to the numerator and denominator for Adjusted Diluted Earnings or Loss per Share in order to calculate Adjusted Diluted Earnings or Loss per Share, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(42)	$(46)	$(290)	$(401)
Adjustments to net loss
Interest expense associated with convertible debt instruments	10	—	—	—
Equity-based compensation and related taxes	98	167	225	318
Provision for income taxes, net	2	2	5	4
Other:
Impairment and other related net charges	1	1	1	14
Restructuring charges	—	—	79	65
Gain on debt extinguishment	—	(100)	—	(100)
Numerator for Adjusted Diluted Earnings (Loss) per Share - Adjusted net income (loss)	$69	$24	$20	$(100)

Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	122	112	121	111
Adjustments to effect of dilutive securities:
Restricted stock units	—	1	1	—
Convertible debt instruments	22	—	—	—
Denominator for Adjusted Diluted Earnings (Loss) per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	144	113	122	111
Diluted Loss per Share	$(0.34)	$(0.41)	$(2.39)	$(3.60)
Adjusted Diluted Earnings (Loss) per Share	$0.47	$0.21	$0.16	$(0.90)
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
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Certain Information Regarding the Trading of Our Common Stock included in our Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding our authorized share repurchase programs. As of June 30, 2024, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.1 billion. There were no repurchases made during the three months ended June 30, 2024.
Item 5. Other Information
(c)    Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, the following directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Plans
Name & Title	Action	Date	Rule 10b5-1 Plan	Non-Rule 10b5-1 Plan	Aggregate number/dollar value of securities to be purchased or sold (1)	Plan expiration date (2)
Steve Conine, Co-Chairman and Co-Founder	Adoption	May 7, 2024	X		Up to 650,000 shares to be sold	September 5, 2025
Niraj Shah, Chief Executive Officer, Co-Chairman and Co-Founder	Adoption	May 7, 2024	X		Up to 650,000 shares to be sold	September 5, 2025

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

Other than those disclosed above, none of our directors or officers adopted, modified or terminated, a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended June 30, 2024.

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

WAYFAIR INC.
Date: August 1, 2024	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ KATE GULLIVER
Kate Gulliver
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)