Form 10-K
period 2024-12-31
Wayfair Inc.
filed 2025-02-20
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024 computed by reference to the closing sale price of $52.73 per share as reported on the New York Stock Exchange on that date was $5.0 billion.

Class	Outstanding at February 13, 2025
Class A Common Stock, $0.001 par value per share	102,246,216
Class B Common Stock, $0.001 par value per share	24,658,295
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after the end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Wayfair Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2024

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our investment plans and anticipated returns on those investments, our future customer growth, our future results of operations and financial position, including our exit from the German market, available liquidity and access to financing sources, our business strategy, plans and objectives of management for future operations, including our international growth and omni-channel strategy, consumer activity and behaviors, developments in our technology and systems and anticipated results of those developments, and the impact of macroeconomic events, including interest rates and inflation, and our response to such events, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these terms or other similar expressions.
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
Factors that could cause or contribute to differences in our future results include, without limitation, the following:
•adverse macroeconomic conditions, including economic instability, changes in tax laws, regulations and new or increased tariffs, including based on the recent U.S. presidential election, export controls, sustained higher interest rates, inflation, slower growth or the potential for recession, disruptions in the global supply chain and other conditions affecting the retail environment for products we sell, and other matters that influence consumer spending and preferences, as well as our ability to plan for and respond to the impact of these conditions;
•our ability to manage the impacts of our restructurings and workforce reductions, including our exit from the German market;
•our ability to acquire and retain customers in a cost-effective manner;
•our ability to increase our net revenue per active customer;
•our ability to build and maintain strong brands;
•our ability to manage our growth initiatives;
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
Risks Related to Macroeconomic Conditions and Industry Trends
•Global economic conditions may have a material adverse effect on our business, results of operations and financial condition.
•Changes in consumer confidence and spending due to economic conditions on a global level or in particular markets, geopolitical uncertainty, and other factors may adversely affect our financial performance.
•We are subject to risks from changes to trade policies, including tariff and import/export regulations by the U.S. and/or other foreign governments.
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
•Our aspirations and disclosures related to corporate responsibility matters expose us to risks that could adversely affect our reputation and performance.
•Our expansion into physical retail stores may not achieve sales or operations targets and may negatively impact our financial results.
•Our efforts to expand our business into new brands, channels, products, programs, services, technologies and geographic markets will subject us to additional business, legal, financial and competitive risks and may not be successful.
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
•Our business may be adversely affected if we are unable to respond and adapt to rapid changes in technology.
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
•Our amended and restated bylaws (“Bylaws”) and our amended and restated certificate of incorporation (“Charter”) generally provide that the Court of Chancery for the State of Delaware will be the exclusive forum for certain legal actions concerning the internal affairs of Wayfair, including but not limited to stockholder derivative litigation, and our Bylaws provide that the United States (“U.S.”) federal district courts will be the exclusive forum for legal actions arising under the Securities Act, which could increase costs to such claims, discourage such claims or limit the ability of Wayfair’s stockholders to bring such claims in a judicial forum viewed by the stockholders as more favorable.
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

PART I
Item 1. Business
Overview
Wayfair is the destination for all things home. Through our e-commerce platform, we offer customers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices. We are focused on bringing our customers an experience that is at the forefront of shopping for the home online. Our customers span a wide range of demographics, with annual household incomes ranging from $25,000 to over $250,000, and also include business professionals, from small startups to global enterprises. Our selections of furniture, décor, housewares and home improvement products appeal to our customers’ different tastes, styles, purchasing goals and budgets when shopping for their homes and businesses.
To meet our customers where they are, we offer a family of sites, each with a unique brand identity that offers a tailored shopping experience and rich product selection to a different target audience.
•Wayfair: Every style. Every home.
•AllModern: Modern made simple.
•Birch Lane: Classic style for joyful living.
•Joss & Main: The ultimate style edit for home.
•Perigold: The destination for luxury home.
•Wayfair Professional: A one-stop Pro shop.
Wayfair represents a significant majority of our net revenue and is currently the only one of our sites that also operates internationally, operating as Wayfair.ca in Canada, Wayfair.co.uk in the United Kingdom and Wayfair.ie in Ireland. Wayfair also operated Wayfair.de in Germany until we exited the German market on January 10, 2025 (the “Germany Restructuring”). For
more information on the Germany Restructuring, see Note 14, Subsequent Events , in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
On our sites, we also feature certain products under our house brands, such as Three Posts® and Mercury Row®. Through these house brands, which feature curated selections refined by style and price point, we help our customers navigate our vast product assortment to find items that uniquely match their needs.
The delivery experience and overall customer service we offer our shoppers are central to our business. The majority of our products are shipped to customers directly from our suppliers with an increasing proportion flowing through our own logistics network. We have invested considerably in our logistics network and leverage these capabilities to improve the experience for both customers and suppliers. This network consists of CastleGate and the Wayfair Delivery Network (“WDN”). We also offer inbound services via CastleGate Forwarding (“CGF”). Our CastleGate facilities enable suppliers to forward-position their inventory in our warehouses, allowing us to offer faster delivery. Through WDN, we can directly manage large parcel deliveries via consolidation centers, cross docks and last mile delivery facilities, which, alongside CastleGate, enables us to speed up deliveries, decrease our reliance on third parties and undertake efforts to reduce damage. Our CGF services allow our suppliers to unlock efficiencies on inbound logistics, including through Asia-based product consolidation and port-to-door freight forwarding solutions, which ultimately result in faster deliveries to our customers. We believe these investments in logistics capabilities result in an enhanced experience for our customers and suppliers. In addition to logistics, we offer a range of supplemental media services in support of a seamless selling experience for suppliers. We also believe providing superior customer service is key to delighting our customers. Our global customer service locations are staffed with over 2,000 full-time highly-trained sales and service employees.

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
•engage with our customers through our loyalty program;
•increase delivery speed and improve the delivery experience for our customers through the continued build-out of our proprietary logistics network;
•continue to grow internationally;
•continue to execute our omni-channel strategy with the launch of physical retail stores across our family of brands; and
•opportunistically pursue strategic acquisitions.
As used herein, “Wayfair,” “the company,” “we,” “us,” “our” and similar terms refer to Wayfair Inc. and its subsidiaries, unless the context indicates otherwise.
Segments
Our operating and reportable segments are the United States (“U.S.”) and International, which includes our businesses in Canada, the United Kingdom, Ireland and Germany (through January 10, 2025). See Note 13, Segment and Geographic Information, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. Net revenue of the U.S. segment represented 88% of consolidated net revenue for the year ended December 31, 2024.
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
We support our customers' shopping journey from start to finish through everything from financing solutions to customer support. Our private label and co-branded credit cards build loyalty and encourage repeat shopping with cash back rewards. Wayfair Rewards, our recently introduced membership program, also encourages repeat shopping. Membership provides cash back rewards, as well as other benefits, including free shipping, access to member only sales, and special offer and perks, designed to enhance the customer shopping experience and build long-term loyalty.
Superior customer service is a core part of the experience we offer shoppers. Our customer service organization has over 2,000 full-time employees who help consumers navigate our sites, answer questions and complete orders, and offers specialists focused on specific product classes. This team helps us build trust with consumers, build our brand awareness, enhance our reputation and drive sales.
Key Benefits for Our Suppliers
We give suppliers cost-effective access to our large customer base. We sell products from over 20 thousand suppliers, many of which are small, family-run operations without well-known product brands and without easy retail access to a large customer base. We provide our suppliers with access to our large customer base, with 21 million active customers over the last twelve months, enabling our suppliers to increase their sales and access the growing e-commerce market.
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
We have also been growing the percentage of our customer orders that are shipped from our CastleGate warehouses over the last several years. This is facilitated by our CastleGate Forwarding services, offering inbound freight, drayage and ocean services for suppliers sending products from Asia with direct delivery to CastleGate locations. The majority of large parcel items are delivered to the customer through our WDN, which includes consolidation centers, cross docks and last mile delivery facilities. We believe that our proprietary logistics network has and will continue to help drive incremental sales by delighting our customers with faster delivery times, lower prices and a better home delivery experience.
Competition
The market for online home goods and furniture is highly competitive, fragmented and rapidly changing. While we are primarily focused on the mass market, we compete across all segments of the home goods market. Our competition includes furniture stores, big box retailers, department stores, specialty retailers and online retailers and marketplaces in the U.S., Canada, the United Kingdom and Ireland, including:
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

•Online Retailers and Marketplaces: Amazon, Build.com, Houzz, eBay, Etsy and Bed Bath & Beyond;
• International: Argos, Canadian Tire, John Lewis, Leon's, and Next in addition to several of the companies listed above who also compete with us internationally.
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
We believe we have a good relationship with our employees, which includes approximately 13,500 employees, of whom approximately 12,100 were full-time equivalents, as of December 31, 2024. Our reported headcount includes the approximately 730 employees impacted by the Germany Restructuring, although we expect approximately half of these positions to relocate to other corporate offices. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our logistics network. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
Compensation and Benefits
Wayfair’s overall compensation program is structured to attract, motivate and retain highly qualified talent by paying competitively and equitably, including offering market-competitive salaries, equity and benefits. Our full-time employees are eligible to receive, subject to the satisfaction of certain eligibility requirements, our comprehensive benefits package including life and health (medical, dental and vision) insurance, a 401(k) retirement plan, where we provide matching contributions competitive with those provided by our peers, paid parental leave, paid time off and a discount off of purchases made through our family of sites.
Health, Well-Being and Safety
Wayfair is committed to protecting our team members’ health and wellness. Our programs focus on supporting our employees’ health and wellness needs. We also provide benefits and resources to employees aimed at addressing stress, burnout and mental health and the promotion of self-care. Maintaining a safe work environment is also important to us, and our management team reaffirms our objectives each year to our frontline employees through our annual Commitment to Safety Statement. Our efforts include incident and hazard reporting, standard operating procedures aimed at reducing risk of injury, training, promotion of best practices, and measurement of key safety metrics.
Corporate Responsibility
As a multinational retailer with a global supply chain, Wayfair is committed to responsible practices across our business—from showcasing more sustainable products through our Shop Sustainably program, to implementing waste reduction initiatives, lowering emissions and adopting sustainable business practices. We have established and publicly announced our goals to achieve zero waste (90%+ waste diversion from landfill and incineration) across Wayfair operations globally by 2030 and to reduce our Scope 1 and 2 greenhouse gas emissions by 63% by 2035 compared to a 2020 baseline. This past year, Wayfair made progress towards our emission goal by joining a second aggregated virtual power purchase agreement. As part of this agreement, Wayfair is contracted to offtake 20 MW of power annually from the solar project. Wayfair also continues to evaluate and incorporate energy efficiency features across its global facilities. Building on the initial success of our Shop Sustainably program, we have expanded the number of suppliers’ products that meet the standards for one or more of the third-party certifications included in this program. These certifications include energy or water efficiency, sustainably sourced wood, organic textile use, or Fair Trade Certified™.
More Information
Additional information about our human capital management efforts can be found on our investor website at investor.wayfair.com. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC, and the reference to our website is intended to be an inactive textual reference only.

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

Risks Related to Macroeconomic Conditions and Industry Trends
Global economic conditions may have a material adverse effect on our business, results of operations and financial condition.
Uncertainties in global economic conditions that are beyond our control have in the past impacted our business and may in the future materially adversely affect our business, results of operations, financial condition and stock price. These adverse conditions include economic instability, changes in tax laws, regulations and new or increased tariffs, including retaliatory tariffs, export controls, the impacts of inflation, slower growth or recession, sustained higher interest rates, high unemployment, decreased consumer confidence in the economy, armed hostilities, such as the ongoing conflicts between Russia and Ukraine, and other events related thereto, such as economic sanctions and trade restrictions, geopolitical tensions in China and other regions, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products we sell, and other unexpected events, including public health crises.
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
Changes in consumer confidence and spending due to economic conditions on a global level or in particular markets, geopolitical uncertainty, and other factors may adversely affect our financial performance.
Our business depends on consumer demand for our products. As a result, we believe that our sales are sensitive to a number of factors that influence consumer confidence and spending, both on a global level and in particular markets, that can, in turn, affect our business or the home goods industry generally. These factors include, among others, financial market volatility, inflationary pressures, the impacts of tariffs, negative financial news, conditions in the real estate and mortgage markets, including home equity loans and consumer credit, changes in net worth based on market changes and uncertainty, energy shortages and cost increases, labor and healthcare costs, government actions and general uncertainty regarding the overall future economic environment. Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our operating results are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Declines in consumer spending have in the past resulted, and in the future may result, in decreased demand for our products and services which may have an adverse effect on our results of operations.
We are subject to risks from changes to the trade policies, including tariff and import/export regulations by the U.S. and/or other foreign governments.
Changes in trade policy, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments could have a material adverse impact on our business. The imposition of new tariffs or increases in existing tariffs on products imported from countries where we or our suppliers operate could result in increased costs for finished goods. These cost increases may reduce our margins, require us to raise prices, or make our products less competitive in the marketplace. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in trade policy and regulations already enacted or that may be enacted in the future. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.
For example, the U.S. has recently imposed new tariffs on China related to the importation of certain product categories, including home goods. China has responded with retaliatory tariffs. A substantial portion of our products are manufactured in China. We are working with our suppliers to mitigate any exposure to current and any other potential tariffs and seeking opportunities to engage with new suppliers outside of China, but there can be no assurance that we will be able to offset any increased costs or secure these new suppliers.

Our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.
Our operations, or those of our suppliers, could be negatively impacted by various events beyond our control, including, without limitation, natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events and other adverse weather conditions; public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability (including, without limitation, the ongoing conflicts between Russia and Ukraine), negative global climate patterns, especially in water stressed regions; or other catastrophic events, such as fires or other disasters occurring at our distribution centers or our suppliers’ manufacturing facilities, whether occurring in the U.S. or internationally. These events could disrupt our business operations, including the operations of our corporate offices, physical retail locations, and warehouses, as well as the operations of our global supply chain and those of our third-party partners, including our suppliers, vendors and logistics carriers, and could make it more difficult and costly for us to deliver our products. Furthermore, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our suppliers’ manufacturing facilities could impact our reputation and customers' perception of the products we offer. To the extent any of these events occur, our operations and financial results could be adversely affected. In addition, the impacts of climate change could result in changes in regulations, which could in turn affect our business, operating results, and financial condition.
Risks Related to Our Business and Industry
If we fail to manage our growth effectively, our business, financial condition and operating results could be harmed.
Our historical growth rates may not be sustainable or indicative of future growth. To manage our growth effectively, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and appropriately manage our employee base. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, beginning in 2022 and continuing in 2023 and 2024, in an effort to reduce our operational costs and improve our organizational efficiency, we implemented a cost efficiency plan, part of which included internal restructurings and workforce reductions to right-size our cost structure. Further in January 2025, we announced our decision to exit the German market, including a workforce reduction impacting approximately 730 employees, although we expect approximately half of these positions to relocate to other corporate offices. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and adverse effects to our reputation as both an employer and with respect to customers, which could make it more difficult for us to hire new employees in the future and to retain and motivate key employees, and there is a risk that we may not achieve the anticipated benefits from the reduction in force. We also face significant competition for personnel. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results. Properly managing our global workforce will also require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business. Further, we have a substantial number of hourly employees. While we are at or above current local and federal minimum wage requirements across the U.S., any future local or federal minimum wage increases may increase our labor costs, which may have an adverse effect on our results of operations.
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
Our success depends on our ability to acquire and retain customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase home goods and may prefer alternatives to our offerings, such as traditional brick and mortar retailers, the websites of our competitors or our suppliers' own websites. We have made significant investments related to customer acquisition and expect to continue to heavily invest to acquire additional customers and to reactivate prior customers. Our paid advertising efforts consist of television advertising, direct mail, catalog and print advertising, and online channel advertising, including display advertising, paid search advertising, social media advertising, search engine optimization and comparison shopping engine advertising. These efforts are expensive and may not result in the cost-effective acquisition of customers. Our marketing expenses have varied from period to period, and we expect this trend to continue as we test new channels and refine our marketing strategies. We may increase or decrease our marketing spend within a period, based on the degree of our achievement of intended results, which may result in increased or decreased customer engagement in any given period. We cannot assure you that the net profit from new or returning customers we acquire will ultimately exceed the cost of acquiring those customers. Additionally, actions by third parties to block or impose restrictions on the delivery of certain advertisements could also adversely impact our business. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers or retain existing customers. If we are unable to acquire new customers or reactivate prior customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers or efficiencies in our logistics network, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.
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
We also expect our new loyalty program to attract customers to our stores and to encourage purchases by our customers online. Our loyalty program offers customer rewards dollars that can be redeemed on future purchases. If we fail to execute the loyalty program, if our customers do not respond positively to the program or if the program costs more than anticipated in reward redemptions, our competitors may be able to attract some of our customers and our financial results could be adversely impacted. Further, some of our new customers originate from word of mouth or other non-paid referrals from existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers or reactivate prior customers through these referrals, which may adversely affect how we continue to grow our business, or may require us to incur significantly higher marketing expenses in order to acquire new customers.
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
•providing excellent customer service;
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
Our aspirations and disclosures related to corporate responsibility matters expose us to risks that could adversely affect our reputation and performance.
We have established and publicly announced sustainability goals, including our commitment to reduce our Scope 1 and 2 greenhouse gas (“GHG”) emissions by 63% by 2035 compared to a 2020 baseline and our goal to achieve zero waste (90%+ waste diversion from landfill and incineration) across Wayfair operations globally by 2030. Such announcements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities.
Our ability to achieve any sustainability objective is subject to numerous risks, some of which are outside of our control. Examples of such risks include the availability and cost of low- or non-carbon-based energy sources and low-carbon building conditioning and transportation solutions, the availability of materials and suppliers that allow us to meet our sustainability goals on our timelines, and competing strategic growth opportunities, such as increasing the scale of our physical retail footprint.

Standards for tracking and reporting sustainability matters continue to advance and statements about our sustainability-related initiatives and progress toward any sustainability objective may be based on standards that are still developing, internal controls and processes that continue to evolve, and assumptions that may be subject to change in the future. Our election to publicly report on sustainability matters in accordance with voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting sustainability data may be updated and previously reported sustainability data may be adjusted to reflect improvement in availability and quality of data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting sustainability matters are evolving alongside the multiple disparate standards for identifying, measuring, and reporting sustainability metrics, including the standards for sustainability-related disclosures required by the European Union’s Corporate Sustainability Reporting Directive (“CSRD”) or may be required by the SEC and other regulators. The standards used to identify and collect the information and data required pursuant to the CSRD continue to evolve, and this lack of certainty could result in increased compliance costs and a heightened risk of failing to comply with the CSRD, as well as significant adjustments to previously reported sustainability data, including data regarding our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If our sustainability practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, service provider or employer could be negatively impacted.
Our expansion into physical retail stores may not achieve sales or operations targets and may negatively impact our financial results.
In 2024, we continued our expansion into physical retail with the opening of five new physical retail stores across our family of brands, and two new outlet stores. We believe that expansion into new physical retail stores represents a growth opportunity for us. Our growth strategy is dependent on our ability to identify and open future store locations in new and existing markets. Our ability to open stores in a timely and successful manner depends on a number of factors, including: the availability of desirable store locations; the availability and costs of construction labor and materials; local permitting timelines; the ability to negotiate acceptable lease terms at reasonable rates, including the length of rental periods and renewal options and the ability to obtain termination rights; our ability to obtain all required approvals and comply with other regulatory requirements; our relationships with current and prospective landlords; the ability to secure and manage the inventory necessary for the launch and operation of new stores; the availability of capital funding for expansion; and general economic conditions. Any or all of these factors and conditions could materially adversely affect our business, financial condition and results of operations.
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
Our efforts to expand our business into new brands, channels, products, programs, services, technologies and geographic markets will subject us to additional business, legal, financial and competitive risks and may not be successful.
Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and services and by expanding our existing offerings into new geographic markets from time to time. For example, we launched Wayfair Rewards in 2024, Decorify in 2023, Wayfair.ie in Ireland in 2022 and the Kelly Clarkson Home Collection in 2020. Launching new brands, programs and services or expanding internationally is time-consuming, requires significant amounts of management time and resources, substantial upfront investments, including investments in marketing, information technology and additional personnel. Expanding our brands internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers, regional competitors and local laws, construct catalogs specific to the country, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory net revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands, programs and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and operating results. For example, in October 2024, we introduced Wayfair Rewards, a new loyalty program that provides a range of benefits to members in return for payment of an annual membership fee. Wayfair Rewards is new to our business and has not been tested prior to its introduction. Given that this type of loyalty program is new and untested, there can be no certainty as to exactly how our customers may react to the program over time or how the Wayfair Rewards’ rollout will affect our financial results from quarter to quarter. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks become increasingly complex and operating them becomes more challenging. There can be no assurance that we will be able to operate our networks effectively.
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
During 2024, our international net revenue accounted for approximately 12% of our total net revenue. Expanding our international operations to grow our business will require significant management attention and resources and expose us to additional risks. As we continue to expand our operations to other countries, we will also become subject to certain domestic laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate, which may impose new or changing regulatory restrictions and requirements, including in the areas of data privacy and sustainability. Violations of these laws could subject us to actions from government regulatory authorities, including sanctions, import restrictions, and tariffs (including anti-dumping and countervailing duties), or other penalties that could have an adverse effect on our reputation, operating results and financial condition. For example, the Canada Border Services Agency (“CBSA”) is examining Wayfair’s payment of duties under the Special Measures Import Act (the “CBSA review”) for goods imported into Canada for the years ended December 31, 2023 and 2022 and part of the year ended December 31, 2021. We believe we have substantial factual and legal grounds to contest certain elements of the CBSA review, along with any claim for interest associated with such duty payments.
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
We have had a history of losses and negative cash flow. We incurred losses in fiscal years 2022, 2023, and 2024 and we can provide no assurance that we will be profitable in future years or achieve our goal of sustained profitability. Because the market for purchasing home goods online is rapidly evolving, it is difficult for us to predict our future operating results. As a result, we may incur future losses that may be larger than anticipated. Also, our operating expenses may increase if we continue to expand internationally, add additional physical retail locations, grow our proprietary logistics network, experiment with paid marketing channels, hire more employees and continue to develop new brands, features and services. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.
System interruptions that impair customer access to our sites or other performance failures or incidents involving our logistics network, our technology infrastructure or our critical technology partners could damage our business, reputation and brand and substantially harm our business and results of operations.
The satisfactory performance, reliability, integrity and availability of our sites, transaction processing systems, logistics network and technology infrastructure are critical to our reputation and our ability to acquire and retain customers, as well as maintain adequate customer service levels.
For example, if our cloud provider fails or suffers an interruption or degradation of services, we could lose customer data and miss order fulfillment deadlines, which could harm our business. Our systems and operations, including our ability to fulfill customer orders through our logistics network, are also vulnerable to damage or interruption from inclement weather, fire, flood, power loss, telecommunications failure, terrorist attacks, labor disputes, cyber-attacks, data loss, acts of war, break-ins, other physical security threats, earthquakes and similar events. In the event of a system outage or degradation, the failover to another site or a back-up could take substantial time, during which time our sites could be completely shut down. Further, our back-up services may not effectively process spikes in demand, may process transactions more slowly and may not support all of our sites' functionality.
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
Like many businesses, despite all of our efforts to defend against cyber threats and respond to incidents, we, and our third party service providers, have in the past and will in the future continue to be subject to cyber-attacks, cybersecurity threats and attempts to compromise and penetrate our data security systems and disrupt our operations. Cybersecurity incidents impacting large institutions, including those resulting in the compromise of sensitive data and the disruption of critical systems, suggest that the risk of such cyber events is significant, even when reasonable measures to protect the confidentiality, integrity, and availability of information are implemented. This may be as a result of deliberate malicious attempts to infiltrate our systems, including but not limited to, state-sponsored attackers or cybercriminal efforts such as ransomware attacks, zero-day vulnerabilities, phishing attacks, software supply chain compromises, or non-malicious factors, including but not limited to, disruptions during the process of upgrading or replacing computer software or hardware, errors by the vendors we rely upon, or other disruptions that may jeopardize the security of our assets or information. We and our service providers may not anticipate, detect, or prevent all types of attacks until after they have already been launched, particularly because the techniques used to obtain unauthorized access are increasingly sophisticated, constantly evolving and may not be known in the market. For example, as artificial intelligence continues to evolve, cyber-attackers could also use artificial intelligence to develop malicious code and sophisticated phishing attempts. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. In addition, security breaches or data and asset leaks can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees or by persons with whom we have commercial relationships. Further, the prevalence of remote work by some of our employees and those of our third-party service providers creates increased risk that a cybersecurity incident may occur.
In addition to data loss and compromise, cybersecurity incidents or breaches of our security measures or those of our third-party service providers could result in interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment or training of additional personnel and protection technologies, responses to governmental investigations and media inquiries and coverage; engagement of third party experts and consultants; loss, litigation (including class action litigation) or regulatory action and other potential liabilities. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security and other laws and regulations, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and operating results. Our reputation and brand could be damaged, our business may suffer, and we could be required to expend significant capital and other resources to alleviate problems caused by such incidents. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.
See Part I, Item 1C, Cybersecurity, in this Annual Report on Form 10-K for more information regarding our cybersecurity risk management, strategy, and governance.
Our failure to operate effectively in a highly competitive and evolving industry could have a material adverse effect on our business.
Our business is rapidly evolving and intensely competitive, with numerous competitors including furniture stores, big box retailers, department stores, specialty retailers and online retailers and marketplaces in the U.S., Canada, the United Kingdom, and Ireland, including those listed in Part I, Item 1, Business.
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
•our ability to effectively utilize technological advancements, including artificial intelligence; and
•our reputation and brand strength.
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
We also are unable to predict whether any of the countries in which our suppliers’ products are currently manufactured or may be manufactured in the future will be subject to new, different, or additional trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Significant portions of the merchandise we source are manufactured outside of the U.S., and any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of increased tariffs or quotas, additional import restrictions, or restrictions on the transfer of funds, could increase the cost or reduce the supply of merchandise available to our customers and materially adversely affect our financial performance as well as our reputation and brand. For example, the U.S. has recently imposed new tariffs on China related to the importation of certain product categories and the U.S. has proposed additional tariffs on goods shipped from China, including the home goods category. China has responded with retaliatory tariffs. These tariffs will likely increase the cost of our products and negatively impact our operating results. Although we are currently seeking opportunities to engage additional suppliers outside of China, there can be no assurance that we will be able to offset any increased costs or secure any additional suppliers outside of China. Additionally, the availability of certain products could be affected if suppliers choose to limit their exposure to U.S. markets in response to unfavorable trade policies, and we may be unable to source alternatives quickly enough to avoid interruptions in product supply.
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

Additionally, we primarily rely on a single carrier, FedEx, for the delivery of our small parcel products, and third party national, regional and local transportation companies deliver a portion of our large parcel products, including through our Wayfair Delivery Network. Our ability to efficiently ship products to customers has been and may be in the future negatively affected by factors beyond our and our carriers’ control, which may include inclement weather, natural disasters, system interruptions and technology failures, labor activism, supply chain issues, including congestion and delays, labor inflation and increased costs, political instability, military conflicts, health pandemics and epidemics or bioterrorism. We also use and rely on other services from third parties, such as cloud computing services, telecommunications services, customs, consolidation and shipping services, as well as warranty, installation, assembly and design services. We may be unable to maintain these relationships, and these services have been in the past and may also be in the future subject to outages and interruptions that are not within our control. Third parties may in the future determine they no longer wish to do business with us or may decide to take other actions that could harm our business. We may also determine that we no longer want to do business with them. If products are not delivered in a timely fashion or are damaged during the delivery process by any of our third party transportation companies, or if we are not able to provide adequate customer support or other services or offerings, our customers could become dissatisfied and cease buying products through our sites, which would adversely affect our operating results.
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
We continue to invest in more robust technology and resources to manage reporting requirements. For example, in the first quarter of 2024, we transitioned to our new financial accounting system for financial reporting which is designed to enhance the flow of financial information, improve data management and provide both accurate and timely financial reporting. Implementing the appropriate changes to our internal controls may distract our officers and employees, result in substantial costs and require significant time to complete. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.
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
Our business may be adversely affected if we are unable to respond and adapt to rapid changes in technology.
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
Additionally, our competitors may outpace us in incorporating new technologies, such as artificial intelligence, into their product offerings and engagement with customers, which could affect our competitiveness and operational outcomes. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks. The content, analyses, or recommendations generated by artificial intelligence programs, if deficient, inaccurate, or biased, could adversely impact our business, financial condition, and operational results, as well as our reputation. Moreover, ethical concerns associated with artificial intelligence could lead to brand damage, competitive disadvantages or legal repercussions. Any problems with our implementation or use of artificial intelligence or other technological advancements could negatively impact our business or results of our operations.
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
We accept payments using a variety of methods, including credit card, debit card, electronic and mobile payment technologies, credit accounts (including promotional financing), installment loans, lease to own plans, gift cards and customer invoicing. We rely on third parties to provide many of these payment methods and payment processing services, including certain Wayfair-branded programs and promotional financing. If we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and payment fraud. Additionally, changes to existing laws and regulations or their interpretation, or the adoption of new laws or regulations could require mandatory changes to our payment options. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We also offer private label and/or co-branded credit card programs, which could adversely affect our operating results if terminated. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.
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
Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers, engineers and merchandising and technology personnel. In the past. we have implemented reorganizations and workforce reductions and may in the future implement other reorganizations or reductions in force. For example, in January 2025, we announced our decision to exit the German market, impacting approximately 730 employees, although we expect approximately half of these positions to relocate to other corporate offices. Any reorganization or reduction in force may yield unintended consequences and costs, such as the loss of institutional knowledge, relationships and expertise for certain critical roles, attrition beyond the intended plan, the distraction of employees, reduced employee morale and adverse effects to our reputation as an employer, which could make it more difficult for us to hire new employees in the future, and the risk that we may not achieve the anticipated benefits from the process.
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
We regard our customer lists, trademarks, domain names, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on a combination of trademark, copyright and patent law, trade dress, trade secret protection, agreements, and other methods together with the diligence our employees and others to protect our proprietary rights. We might not be able to obtain broad protection in the U.S. or internationally for all of our intellectual property, and we might not be able to obtain effective intellectual property protection in every country in which we sell products or perform services. For example, we are the registrant of marks for our brands in numerous jurisdictions and of the Internet domain name for our websites at Wayfair.com, Wayfair.ca, Wayfair.co.uk, and Wayfair.ie and our other sites, as well as various related domain names. However, we have not registered our marks or domain names in all major international jurisdictions and may not be able to register or use such domain names in all of the countries in which we currently or intend to conduct business. Further, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights.
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
We are engaged in legal proceedings from time to time that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention.
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
As of December 31, 2024, we had $3.2 billion of principal indebtedness outstanding, $236 million of which is characterized as short-term debt and presented within other current liabilities in the consolidated balance sheets. Our indebtedness includes unsecured 0.625% Convertible Senior Notes due 2025 that mature on October 1, 2025 (the “2025 Notes”), unsecured 1.00% Convertible Senior Notes due 2026 that mature on August 15, 2026 (the “2026 Notes”), unsecured 3.25% Convertible Senior Notes due 2027 that mature on September 15, 2027 (the “2027 Notes”), unsecured 3.50% Convertible Senior Notes due 2028 that mature on November 15, 2028 (the “2028 Notes”, and together with the 2025 Notes, 2026 Notes and 2027 Notes, the “Non-Accreting Notes”), and 7.250% Senior Secured Notes due 2029 that mature on October 31, 2029 (the “2029 Secured Notes” and together with the Non-Accreting Notes, the “Notes”). At maturity of the Non-Accreting Notes, unless earlier purchased, redeemed or converted, we will settle any conversions in cash, shares of Wayfair’s Class A common stock or a combination thereof, at our election. If any of the Non-Accreting Notes are not converted at or prior to maturity, we will be required to pay the holder thereof the principal amount in cash. At maturity of the 2029 Secured Notes, unless earlier purchased, we will be required to pay the holders thereof the principal amount in cash. We pay interest semiannually in arrears at fixed rates per annum of 0.625% for the 2025 Notes, 1.00% for the 2026 Notes, 3.25% for the 2027 Notes, 3.50% for the 2028 Notes and 7.250% for the 2029 Secured Notes. Under certain circumstances, the holders of the Notes may require us to repay all or a portion of the principal and interest outstanding under the Notes in cash prior to the maturity date, which could have an adverse effect on our liquidity and financial condition.
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
Our business may not be able to generate sufficient cash flow from operations, and we can give no assurance that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness as such indebtedness matures, including the Notes, and to fund our other liquidity needs. If this occurs, we will need to refinance all or a portion of our indebtedness on or before maturity. Any new or refinanced debt may be subject to substantially higher interest rates and restrictive covenants that could reduce our operational flexibility, and there can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may need to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. We may sell Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. Our Non-Accreting Notes are and any future issuance of equity or equity-linked securities would be dilutive to holders of our Class A common stock. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock or our Non-Accreting Notes. These alternative strategies may not be implemented on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing, or to do so on commercially reasonable terms, may depend on, among other things, our financial condition at the time, our credit rating, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we compete.
Further, we may from time to time seek to retire, restructure, repurchase or redeem, or otherwise mitigate the equity dilution associated with, our outstanding convertible debt, through cash purchases, stock buybacks of some or all of the shares underlying the Non-Accreting Notes, and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, exchanges or liability management exercises, if any, will be upon such terms and at such prices and sizes as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

In addition, there is also uncertainty regarding potential laws, regulations and policies related to sustainability, climate change laws and regulations, and global environmental sustainability matters, including disclosure obligations and reporting on such matters. Changes in the legal or regulatory environment affecting sustainability, climate change, and sustainability disclosure, responsible sourcing, supply chain transparency, or environmental protection, among others, including regulations to limit carbon dioxide and other GHG emissions, to discourage the use of plastic or to limit or to impose additional costs on commercial water use may result in increased compliance costs for us and our business partners, all of which may negatively impact our results of operations, financial condition and cash flows. The expectations related to sustainability matters are rapidly evolving, and from time to time, we announce certain initiatives and goals related to these matters. We could fail, or be perceived to fail to act responsibly, in our efforts, or we could fail in accurately reporting our progress on such initiatives and goals. Additionally, the rapid evolution and increased adoption of artificial intelligence technologies and our obligations to comply with emerging laws and regulations may require us to develop additional artificial intelligence-specific governance programs.
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
We are subject to a variety of federal, state and international privacy laws and regulations that govern the collection, use, retention, sharing, processing, export and security of personal information. New laws and regulations are rapidly coming into effect while existing legislation is continuously evolving. Among others, we are subject to several global and state laws, including, but not limited to, the General Data Protection Regulation (“GDPR”) in the European Union (“EU”) and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CPRA”), all of which give new data privacy rights to their respective residents and impose significant obligations on controllers and processors of consumer data. The SEC adopted new rules requiring public companies to disclose information about a material cybersecurity incident, including any breach of personal data, within four business days of determining that it has experienced a material cybersecurity incident. The potential effects of these laws, and any other regulations under consideration around the globe, are far-reaching, uncertain, and evolving, and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. These laws are complex and subject to potentially differing interpretations and there is no harmonized approach to maintaining compliance. Requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices.
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
Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party "cookies" and other methods of online tracking for behavioral advertising, analytics and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. In the U.S., online tracking technologies are regulated by state privacy laws, such as the CPRA, federal laws, and self-regulatory frameworks that may be binding on companies that provide online advertising technology services. These laws and frameworks may require companies to offer consumers the right to opt out of many of these activities. Online tracking technologies are regulated in the EU and U.K. via the ePrivacy Directive, which the EU legislature is considering updating via the ePrivacy Regulation (EPR), and the EPR may restrict the way we conduct online advertising and other online communications. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies, to block other tracking technologies or to require new permissions from users for certain activities, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. For example, Google previously proposed phasing out third-party cookies in its Chrome browser. We may have to develop alternative systems, which may be less effective, to analyze our customers’ behavior and preferences, customize their online experience, or efficiently market to them if customers block cookies or regulations introduce additional barriers to collecting cookie data. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.
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

Our Bylaws and Charter generally provide that the Court of Chancery for the State of Delaware will be the exclusive forum for certain legal actions concerning the internal affairs of Wayfair, including but not limited to stockholder derivative litigation, and our Bylaws provide that the U.S. federal district courts will be the exclusive forum for legal actions arising under the Securities Act, which could increase costs to bring such claims, discourage such claims or limit the ability of Wayfair’s stockholders to bring such claims in a judicial forum viewed by the stockholders as more favorable.
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any (A) (i) derivative action or proceeding brought on behalf of Wayfair; (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of Wayfair to Wayfair or Wayfair’s stockholders; (iii) action asserting a claim against Wayfair or its current directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the Charter, or the Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery for the State of Delaware; or (iv) action asserting a claim against Wayfair or its current or former directors, officers, employees or stockholders governed by the internal affairs doctrine of the State of Delaware, in each case, will, to the fullest extent permitted by law, be the Court of Chancery for the State of Delaware or, solely if such court does not have subject matter jurisdiction thereof, in the other courts of competent jurisdiction in the State of Delaware or the U.S. District Court for the District of Delaware, and (B) complaint asserting a cause of action arising under the Securities Act will be the U.S. federal district courts. Our Charter also contains exclusive forum provisions for the Court of Chancery for the State of Delaware that are consistent with the exclusive forum provisions for the Court of Chancery for the State of Delaware summarized above. These exclusive forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or Wayfair’s current or former directors, officers, other employees or stockholders, which may discourage such lawsuits against Wayfair or Wayfair’s current or former directors, officers, other employees and stockholders. Alternatively, if a court were to find the exclusive forum provisions contained in our Bylaws or Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
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
Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Following our initial public offering (the “IPO”), our Class B common stock was held primarily by our co-founders, other executive officers, directors and their affiliates. Due to optional conversions of Class B common stock into Class A common stock following the IPO, our Class B common stock is currently held primarily by our co-founders and their affiliates. As of December 31, 2024, our co-founders and their affiliates owned shares representing approximately 21.4% of the economic interest and 69.6% of the voting power of our outstanding capital stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. For example, these stockholders are able to control elections of directors, amendments of our Charter or Bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock. Additionally, holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class B common stock are also entitled to a separate vote if we seek to amend our certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely.
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
In connection with the issuance of each series of Non-Accreting Notes, we entered into capped calls with certain financial institutions, which we refer to as the option counterparties. The capped calls are expected generally to reduce the potential dilution upon conversion of the Non-Accreting Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Non-Accreting Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions. This activity could cause a decrease in the market price of our Class A common stock.
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
Provisions in our Charter and Bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our Charter and Bylaws include provisions that:
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
•require super-majority voting to amend some provisions in our Charter and Bylaws;
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
•our Charter and Bylaws restrict the forum for certain litigation against us to Delaware, and our Bylaws restrict the forum for certain other litigation against us to the U.S. District Court for the District of Delaware or the U.S. federal district courts;
•reflect the dual class structure of our common stock, as discussed above; and
•establish enhanced advance notice requirements for nominations for election to the Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We recognize the importance of assessing, identifying and managing material risks associated with cybersecurity threats, as our business depends on customers trusting that their shopping experience with us is both reliable and safe. We have integrated cybersecurity risk management into our broader risk management framework through various mechanisms, including (i) our regular enterprise risk management updates to the Audit Committee, (ii) our information technology and security related internal controls and (iii) our global incident response and vulnerability management programs.
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
Recognizing the complexity and evolving nature of cybersecurity threats, Wayfair engages with a range of external experts, including cybersecurity assessors, consultants and auditors in evaluating and testing our risk management systems. Working with these external experts enables us to leverage specialized knowledge and insights, with a goal of ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third parties includes regular audits, threat assessments and consultation on security enhancements.
In order to mitigate data or security incidents that may originate from third party vendors or suppliers, we conduct both privacy and security assessments to properly identify, prioritize, assess and remediate any third party risks, and require security and privacy addenda to our contracts where applicable.
The nature of our business exposes us to cybersecurity threats and attacks that can lead to the unauthorized acquisition or access, compromise, loss, misuse or theft of our data, including personal information, confidential information or intellectual property. To date risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the company, including our business strategy, results of operations or financial condition. See Part 1, Item 1A, Risk Factors, in this Annual Report on Form 10-K for a discussion of cybersecurity risks.
Governance
Our Board is ultimately responsible for the risk oversight of the company, including, cybersecurity and privacy risks. Our Board has delegated responsibility for oversight of cybersecurity risks to the Audit Committee. The Audit Committee is composed of board members with diverse expertise including risk management, technology and finance, equipping them to oversee cybersecurity risks effectively. Our Audit Committee is charged with reviewing and discussing our policies with respect to risk assessment and risk management, which includes overseeing our major financial, privacy, security, cybersecurity and technology risk exposures and the steps our management has taken to monitor and control these exposures. At the management level, our Head of Cybersecurity and the cybersecurity teams are primarily responsible for identifying, assessing, monitoring and managing our cybersecurity. Our current Head of Cybersecurity has 20 years of industry experience, including serving as an enterprise Chief Information Security Officer for many years and having extensive experience in developing and leading risk management programs. Additionally, our Head of Cybersecurity holds multiple industry standard security certifications, including CISSP (Certified Information Systems Security Professional) and CISM (Certified Information Security Manager).
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

Item 2. Properties
As of December 31, 2024, we operated the following facilities:

	Leased Square Footage (1)	Reportable Segment

	(square footage in thousands)
Description of Use:
Logistics	18,878	United States
Logistics	3,510	International
Customer service	125	United States
Customer service	30	International
Retail	420	United States
Boston headquarters	1,341	United States
Office space	132	United States
Office space	311	International
Total	24,747
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
Holders of Our Common Stock
As of February 13, 2025, there were 205 holders of record of shares of our Class A common stock and 257 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers and other financial institutions.
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
As of December 31, 2024, the approximate aggregate dollar value of shares that may yet be purchased under the authorized Repurchase Programs is $1.1 billion. There were no repurchases made during the three months ended December 31, 2024.
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
All dollar and percentage comparisons made in our MD&A refer to the year ended December 31, 2024 financial results, compared with the year ended December 31, 2023 financial results, unless otherwise noted. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2023 for a comparative discussion of our year ended December 31, 2023 financial results as compared to our year ended December 31, 2022 financial results filed with the SEC on February 22, 2024.
The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ from those referred to herein due to a number of factors, including but not limited to risks described in
Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K.
Overview
Wayfair is the destination for all things home. Through our e-commerce business model, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over 30 million products from over 20 thousand suppliers.
We believe an increasing portion of the dollars spent on home goods will be spent online and that there is an opportunity for acquiring more market share. Our business model is designed to grow our net revenue by acquiring new customers as well as stimulating repeat purchases from our existing customers. Through increasing brand awareness as well as paid and unpaid advertising, we attract new and repeat customers to our family of sites. We aim to turn these customers into recurring shoppers by creating a seamless shopping experience across their entire journey — offering best-in-class product discovery, purchasing, fulfillment and customer service.
During the year ended December 31, 2024, net revenue decreased by 1.3% compared to the same period in 2023. As of December 31, 2024, we had 21 million active customers and during the year ended December 31, 2024, 80.1% of orders came from repeat buyers. The lower sales were due to lower order volume, which was driven by challenges in the category such as macroeconomic pressures, including consumer spending patterns and housing market conditions, compared to the same period in 2023. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.

Global Considerations
We closely monitor macroeconomic conditions, including, but not limited to, economic instability, changes in tax laws, regulations and new or increased tariffs, including based on the recent United States (“U.S.”) presidential election, sustained higher interest rates and inflationary pressures, on our business, results of operations and financial results. These developments have and may continue to negatively impact global economic activity and consumer behavior, which have and may continue to adversely affect our business and our results of operations. As our customers react to these global economic conditions, we may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.
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
Germany Restructuring
On January 10, 2025, we announced our decision to exit the German market (the “Germany Restructuring”), including a workforce reduction impacting approximately 730 employees, although we expect approximately half of these positions to relocate to other corporate offices. As a result of the Germany Restructuring, we expect to incur aggregate charges of approximately $102 million to $111 million, consisting of (i) approximately $40 million to $44 million in employee-related costs, including severance, benefits, relocation and transition costs and (ii) approximately $62 million to $67 million of other primarily non-cash charges, including gross impairment charges related to facility closures and other wind-down activities and excluding any recoveries that may be recognized related to our leases.
During the year ended December 31, 2024, Wayfair recorded impairment charges of $34 million associated with weakened macroeconomic conditions in connection with our German operations. This is inclusive of $21 million related to ROU assets and $13 million related to property, plant and equipment. Wayfair expects to incur the remainder of the aggregate charges during the first quarter of 2025.
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K for the year ended December 31, 2024.
Key Financial Statement and Operating Metrics
We measure our business using the key financial statement and operating metrics that are reflected in the below table. See “Non-GAAP Financial Measures” below for more information regarding our use of Adjusted EBITDA, Free Cash Flow and Adjusted Diluted Earnings or Loss per Share and a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measure that is prepared in accordance with accounting principles generally accepted in the United States of America or “GAAP.”
Our Free Cash Flow and Adjusted Diluted Earnings or Loss per Share are measured on a consolidated basis, while our Adjusted EBITDA is measured on a consolidated and reportable segment basis. All other key financial statement and operating metrics are derived and reported from our consolidated net revenue.

We use the following metrics to assess the near and longer-term performance of our overall business:

	Year Ended December 31,
	2024	2023	2022

	(in millions, except LTM net revenue per active customer, average order value and per share data)
Key Financial Statement Metrics:
Net revenue	$11,851	$12,003	$12,218
Gross profit	$3,574	$3,667	$3,416
Loss from operations	$(461)	$(813)	$(1,384)
Net loss	$(492)	$(738)	$(1,331)
Loss per share:
Basic	$(4.01)	$(6.47)	$(12.54)
Diluted	$(4.01)	$(6.47)	$(12.54)
Net cash provided by (used in) operating activities	$317	$349	$(674)
Key Operating Metrics:
Active customers (1)	21	22	22
LTM net revenue per active customer (2)	$555	$537	$553
Orders delivered (3)	40	41	40
Average order value (4)	$300	$292	$305
Non-GAAP Financial Measures:
Adjusted EBITDA	$453	$306	$(416)
Free Cash Flow	$83	$(2)	$(1,132)
Adjusted Diluted Earnings (Loss) per Share	$0.13	$(1.13)	$(7.71)
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

Results of Consolidated Operations
Net revenue
During the year ended December 31, 2024, net revenue decreased by $152 million, or 1.3%, compared to the same period in 2023, which reflects continued macroeconomic pressures felt by consumers. The decrease in net revenue is due to lower order volume, which was driven by challenges in the category such as macroeconomic pressures, including consumer spending patterns and housing market conditions, compared to the same period in 2023.
During the year ended December 31, 2024, our U.S. net revenue decreased by 1.0% and International net revenue decreased by 2.8% compared to the same period in 2023. During the year ended December 31, 2024, International Net Revenue Constant Currency Growth was (2.7)% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Year Ended December 31,
	2024	2023	% Change

	(in millions)
U.S. net revenue	$10,373	$10,482	(1.0)%
International net revenue	1,478	1,521	(2.8)%
Net revenue	$11,851	$12,003	(1.3)%
For more information on our segments, see Note 13, Segment and Geographic Information, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the year ended December 31, 2024, cost of goods sold decreased by $59 million, or 0.7%, compared to the same period in 2023. The decrease in cost of goods sold is driven by a combination of operational cost savings initiatives and lower order volume, which was driven by challenges in the category such as macroeconomic pressures, including consumer spending patterns and housing market conditions, compared to the same period in 2023.
As a percentage of net revenue, cost of goods sold increased to 69.8% for the year ended December 31, 2024, compared to 69.4% in the same period in 2023 due to mix shifts and lower net revenue.

	Year Ended December 31,
	2024	2023	% Change

	(in millions)
Cost of goods sold	$8,277	$8,336	(0.7)%
As a percentage of net revenue	69.8%	69.4%

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

	Year Ended December 31,
	2024	2023	% Change

	(in millions)
Customer service and merchant fees (1)	$470	$557	(15.6)%
Advertising	1,472	1,397	5.4%
Selling, operations, technology, general and administrative (1)	1,977	2,447	(19.2)%
Impairment and other related net charges	37	14	164.3%
Restructuring charges	79	65	21.5%
Total operating expenses	$4,035	$4,480	(9.9)%
As a percentage of net revenue:
Customer service and merchant fees (1)	4.0%	4.6%
Advertising	12.4%	11.6%
Selling, operations, technology, general and administrative (1)	16.7%	20.4%
Impairment and other related net charges	0.3%	0.1%
Restructuring charges	0.7%	0.5%
	34.1%	37.2%
(1) Includes equity-based compensation and related taxes as follows:

	Year Ended December 31,
	2024	2023

	(in millions)
Customer service and merchant fees	$19	$29
Selling, operations, technology, general and administrative	$382	$584
During the year ended December 31, 2024, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative decreased by $212 million, or 34.6%, compared to the same period in 2023, driven by a decrease in vested restricted stock units during the year ended December 31, 2024, compared to the same period in 2023.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Year Ended December 31,
	2024	2023
Customer service and merchant fees	3.8%	4.4%
Selling, operations, technology, general and administrative	13.5%	15.5%
Customer Service and Merchant Fees
During the year ended December 31, 2024, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees decreased by $77 million, or 14.6%, compared to the same period in 2023. The decrease in customer service and merchant fees is primarily due to decreased compensation costs during the year ended December 31, 2024, compared to the same period in 2023.
As a percentage of net revenue, total customer service and merchant fees decreased to 4.0% for the year ended December 31, 2024, compared to 4.6% in the same period in 2023 due to decreased compensation costs.

Advertising
During the year ended December 31, 2024, our advertising expenses increased by $75 million, or 5.4%, compared to the same period in 2023. The increase reflects our response to changing market conditions and renewed investment opportunities, as we sought to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses increased to 12.4% for the year ended December 31, 2024 compared to 11.6% in the same period in 2023 due to changes in our advertising channel mix as we seek to maximize returns on advertising spend within our efficiency parameters.
Selling, operations, technology, general and administrative
During the year ended December 31, 2024, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $268 million, or 14.4% compared to the same period in 2023. The decrease is primarily due to decreased compensation costs.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 16.7% for the year ended December 31, 2024, compared to 20.4% in the same period in 2023, primarily due to decreased compensation costs.
Impairment and other related net charges
During the year ended December 31, 2024, impairment and other related charges increased by $23 million, or 164.3% compared to the same period in 2023. As a percentage of net revenue, impairment and other related net charges increased to 0.3% from 0.1% in the same period in 2023.
During the year ended December 31, 2024, we recorded net charges of $37 million, inclusive of $34 million associated with weakened macroeconomic conditions in connection with our German operations, $2 million related to changes in sublease market conditions and $1 million related to construction in progress assets at identified U.S. locations.
During the year ended December 31, 2023, we recorded net charges of $14 million, inclusive of $5 million related to consolidation of certain customer service centers and $9 million related to construction in progress assets at identified U.S. locations.
Restructuring charges
During the year ended December 31, 2024, restructuring charges increased by $14 million, or 21.5%, compared to the same period in 2023. As a percentage of net revenue, restructuring charges increased to 0.7% from 0.5% in the same period in 2023.
During the year ended December 31, 2024, we incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reductions. During the year ended December 31, 2023, we incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions.
Interest expense, net
During the year ended December 31, 2024, interest expense, net increased to $29 million, compared to $17 million in the same period in 2023, primarily driven by the issuances of the 2029 Secured Notes and 2028 Notes (as defined below) in October 2024 and May 2023, respectively.

	Year Ended December 31,
	2024	2023	% Change

	(in millions)
Interest expense, net	$(29)	$(17)	70.6%

Other (expense) income, net
During the year ended December 31, 2024, other (expense) income, net increased by $22 million, or 2,200.0%, compared to the same period in 2023, primarily driven by foreign currency rate fluctuations between the U.S. Dollar and the Canadian Dollar. Included in other (expense) income, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Year Ended December 31,
	2024	2023	% Change

	(in millions)
Other (expense) income, net	$(21)	$1	(2,200.0)%
Gain on debt extinguishment
During the year ended December 31, 2024, gain on debt extinguishment decreased by $71 million, or 71.0%, compared to the same period in 2023.
During the year ended December 31, 2024, we recorded a $29 million gain on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $741 million and the combined net carrying value of the 2025 Notes, 2026 Notes and 2025 Accreting Notes (as defined below) of $770 million.
During the year ended December 31, 2023, we recorded a $100 million gain on debt extinguishment, representing the difference between the cash paid for principal of $514 million and the combined net carrying value of the 2024 Notes and 2025 Notes (as defined below) of $614 million.
Refer to Note 6, Debt and Other Financing, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for additional information.

	Year Ended December 31,
	2024	2023	% Change

	(in millions)
Gain on debt extinguishment	$29	$100	(71.0)%
Provision for income taxes, net
During the year ended December 31, 2024, our provision for income taxes, net increased by $1 million, or 11.1%, compared to the same period in 2023, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes. Refer to Note 11, Income Taxes,in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for additional information.

	Year Ended December 31,
	2024	2023	% Change

	(in millions)
Provision for income taxes, net	$10	$9	11.1%

Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2024, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.4 billion. Additionally, we have a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). As of December 31, 2024, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for $71 million as of December 31, 2024, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity for the periods presented:

	December 31,
	2024	2023

	(in millions)
Cash and cash equivalents	$1,316	$1,322
Short-term investments	56	29
Total liquidity	$1,372	$1,351
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
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K. In addition, macroeconomic events have caused disruption in the capital markets, including increased inflation and interest rates, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets.
Credit Agreement and Debt Arrangements
As of December 31, 2024, we had $3.2 billion principal amount of indebtedness outstanding. Our indebtedness includes unsecured 0.625% Convertible Senior Notes due 2025 that mature on October 1, 2025 (the “2025 Notes”), unsecured 1.00% Convertible Senior Notes due 2026 that mature on August 15, 2026 (the “2026 Notes”), unsecured 3.25% Convertible Senior Notes due 2027 that mature on September 15, 2027 (the “2027 Notes”), unsecured 3.50% Convertible Senior Notes due 2028 that mature on November 15, 2028 (the “2028 Notes”, and together with the 2025 Notes, 2026 Notes and 2027 Notes, the “Non-Accreting Notes”), and 7.250% Senior Secured Notes due 2029 that mature on October 31, 2029 (the “2029 Secured Notes” and together with the Non-Accreting Notes, the “Notes”)
Under the terms of our Revolver, we may use proceeds to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
On October 8, 2024, Wayfair LLC (the “Issuer”), a subsidiary of Wayfair, issued $800 million aggregate principal amount of the 2029 Secured Notes. The 2029 Secured Notes will mature on October 31, 2029, unless earlier redeemed, in accordance with their terms or repurchased. The indenture contains covenants that restrict the Issuer’s ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness, declare or pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, create certain liens, enter into certain transactions with affiliates, agree to certain restrictions on the ability of the Issuer’s restricted subsidiaries to make certain payments, sell or transfer certain assets and consolidate, merge, sell or otherwise dispose of all or substantially all of the Issuer’s or its restricted subsidiaries’ assets.
On November 1, 2024, our 1.125% Convertible Senior Notes due 2024 (the “2024 Notes”) matured and we paid in cash the remaining outstanding principal amount of $117 million to the holders of the 2024 Notes.
On November 11, 2024, we repurchased $518 million in aggregate principal amount of the 2025 Notes, $215 million in aggregate principal amount of the 2026 Notes and the remaining $39 million in aggregate principal amount of the 2025 Accreting Notes, in privately negotiated transactions. See Note 6, Debt and Other Financing, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for additional information on debt and other financing transactions.
The conditional conversion features of the 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes were not triggered during the calendar quarter ended December 31, 2024, therefore, the 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes are not convertible during the calendar quarter ended March 31, 2025 pursuant to the applicable last reported sales price conditions.
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
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the credit agreement governing the Revolver) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and other notes, see Note 6, Debt and Other Financing, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. As of December 31, 2024, we were in compliance with all the terms and conditions of our debt agreements.
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
The Repurchase Programs do not obligate us to purchase any shares of our Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of December 31, 2024, we have repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.

Trends and Historical Cash Flows

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Net loss	$(492)	$(738)	$(1,331)
Net cash provided by (used in) operating activities	$317	$349	$(674)
Net cash (used in) provided by investing activities	$(262)	$(152)	$1
Net cash (used in) provided by financing activities	$(69)	$77	$16
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
Cash flows provided by operating activities decreased by $32 million during the year ended December 31, 2024, compared to the same period in 2023, primarily due to a decrease of $135 million for cash changes in operating assets and liabilities partially offset by an increase in net loss adjusted for non-cash items of $103 million.
Investing Activities
Cash flows used in investing activities increased by $110 million during the year ended December 31, 2024, compared to the same period in 2023, primarily due to decreases in sales and maturities of short- and long-term investments of $194 million, increases in purchases of short- and long-term investments of $31 million and decreases of other investing activities of $2 million, partially offset by decreases in purchases of property and equipment and site and software development costs of $117 million.
Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 2.0% of net revenue for the year ended December 31, 2024 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments, including our physical retail store expansion, proprietary technology and operational platform.
Financing Activities
Cash flows used in financing activities increased by $146 million during the year ended December 31, 2024, compared to the same period in 2023. The increase in cash used is primarily due to increases in payments for extinguishments of debt of $227 million and debt maturities of $117 million. These are partially offset by increases in proceeds from the issuance of debt of $108 million, decreases in premiums paid for capital call confirmations of $87 million and other financing inflows of $3 million.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2024:

		Payment Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years

		(in millions)
Short-term and long-term debt (1)	$3,622	$349	$1,640	$1,633	$—
Operating leases (2)	$1,437	$224	$466	$291	$456
Purchase obligations (3)	$311	$249	$57	$5	$—
Other commitments (4)	$16	$—	$3	$4	$9
(1) Represents future interest and principal payments on the Notes. For information regarding the Notes, see Note 6, Debt and Other Financing, in the notes to the consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
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

The following table reflects the reconciliation of net income or loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Reconciliation of Adjusted EBITDA:
Net loss	$(492)	$(738)	$(1,331)
Depreciation and amortization	387	417	371
Equity-based compensation and related taxes	411	623	527
Interest expense, net	29	17	27
Other expense (income), net	21	(1)	4
Provision for income taxes, net	10	9	12
Other:
Impairment and other related net charges (1)	37	14	39
Restructuring charges (2)	79	65	31
Gain on debt extinguishment (3)	(29)	(100)	(96)
Adjusted EBITDA	$453	$306	$(416)

(1)
During the year ended December 31, 2024, we recorded net charges of $37 million, inclusive of $34 million associated with weakened macroeconomic conditions in connection with our German operations, $2 million related to changes in sublease market conditions and $1 million related to construction in progress assets at identified U.S. locations. During the year ended December 31, 2023, we recorded net charges of $14 million, inclusive of $5 million related to consolidation of certain customer service centers and $9 million related to construction in progress assets at identified U.S. locations. During the year ended December 31, 2022, we recorded net charges of $39 million, inclusive of $31 million of lease impairment and other net charges related to changes in market conditions around future sublease income for one office location in the U.S. and charges of $8 million related to construction in progress assets at an International warehouse.

(2)
During the year ended December 31, 2024, we incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reductions. During the year ended December 31, 2023, we incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions. During the year ended December 31, 2022, we incurred $31 million of charges consisting primarily of one-time employee severance and benefit costs associated with the August 2022 workforce reductions.

(3)
During the year ended December 31, 2024, we recorded a $29 million gain on debt extinguishment upon repurchase of $518 million in aggregate principal amount of the 2025 Notes, $215 million in aggregate principal amount of the 2026 Notes and the remaining $39 million in aggregate principal amount of the 2025 Accreting Notes. During the year ended December 31, 2023, we recorded a $100 million gain on debt extinguishment upon repurchase of $83 million in aggregate principal amount of the 2024 Notes and $535 million in aggregate principal amount of the 2025 Notes. During the year ended December 31, 2022, we recorded a $96 million gain on debt extinguishment upon repurchase of $375 million in aggregate principal amount of the 2024 Notes and $229 million in aggregate principal amount of the 2025 Notes.

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
The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Net cash provided by (used in) operating activities	$317	$349	$(674)
Purchase of property and equipment	(73)	(148)	(186)
Site and software development costs	(161)	(203)	(272)
Free Cash Flow	$83	$(2)	$(1,132)
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

A reconciliation of the numerator and denominator for diluted earnings or loss per share, the most directly comparable GAAP financial measure, to the numerator and denominator for Adjusted Diluted Earnings or Loss per Share in order to calculate Adjusted Diluted Earnings or Loss per Share, is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(492)	$(738)	$(1,331)
Adjustments to net loss
Equity-based compensation and related taxes	411	623	527
Provision for income taxes, net	10	9	12
Other:
Impairment and other related net charges	37	14	39
Restructuring charges	79	65	31
Gain on debt extinguishment	(29)	(100)	(96)
Numerator for Adjusted Diluted Earnings (Loss) per Share - Adjusted net income (loss)	$16	$(127)	$(818)

Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	123	114	106
Adjustments to effect of dilutive securities:
Restricted stock units	1	—	—
Denominator for Adjusted Diluted Earnings (Loss) per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	124	114	106
Diluted Loss per Share	$(4.01)	$(6.47)	$(12.54)
Adjusted Diluted Earnings (Loss) per Share	$0.13	$(1.13)	$(7.71)
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
Our 2025 Notes, which were issued in August 2020, carry a fixed interest rate of 0.625% per year, our 2026 Notes, which were issued in August 2019, carry a fixed interest rate of 1.00% per year, our 2027 Notes, which were issued in September 2022, carry a fixed interest rate of 3.250%, our 2028 Notes, which were issued in May 2023, carry a fixed interest rate of 3.500% and our 2029 Secured Notes, which were issued in November 2024, carry a fixed interest rate of 7.250% per year. Since the Notes bear interest at a fixed rate, we have no direct financial statement risk associated with changes in interest rates.
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
Inflation
In fiscal 2024, we continued to see normalization of inflationary pressures in the supply chain. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

WAYFAIR INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Wayfair Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wayfair Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

Completeness of Sales Return Reserves
Description of the Matter	As described in Note 1 and Note 2 to the consolidated financial statements, the Company had sales return reserves of $49 million, which were recorded as a reduction to net revenue for the year ended December 31, 2024.

Auditing the Company's measurement of sales return reserves on product revenue under its contracts with customers was especially challenging because the calculation involves subjective management assumptions about the quantity of products delivered as of the balance sheet date that are estimated to be returned in future periods under the Company's returns policy. Management bases the sales returns estimate on prior returns history, recent trends, and projections for returns on sales in the current period.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's sales return reserve process. For example, we tested controls over management's assessment of the assumptions about expected returns related to products sold as of the balance sheet date. To test the Company’s reserves for returns on product revenue, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the calculations and evaluating the significant assumptions used by management to estimate its reserves.

To test management’s significant assumptions, we performed procedures which included (1) agreeing revenues used in the analysis to the Company’s general ledger, (2) examining sales return levels for the 12 months before year end and the period subsequent to year end for trends not consistent with the Company’s historical analysis of product returns, and (3) testing the historical accuracy of the Company’s estimates of returns on product revenue recorded in prior periods by comparing the reserve to returns actually processed. We also compared the Company’s projections of future sales returns as of the balance sheet date with actual returns made subsequent to year end.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.

Boston, Massachusetts
February 20, 2025

WAYFAIR INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,316	$1,322
Short-term investments	56	29
Accounts receivable, net	155	140
Inventories	76	75
Prepaid expenses and other current assets	274	289
Total current assets	1,877	1,855
Operating lease right-of-use assets	925	820
Property and equipment, net	603	748
Other non-current assets	54	51
Total assets	$3,459	$3,474
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,246	$1,234
Other current liabilities	1,124	949
Total current liabilities	2,370	2,183
Long-term debt	2,882	3,092
Operating lease liabilities, net of current	929	862
Other non-current liabilities	33	44
Total liabilities	6,214	6,181
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at December 31, 2024 and December 31, 2023	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 100,762,581 and 92,457,562 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 24,658,295 and 25,691,295 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,751	1,316
Accumulated deficit	(4,510)	(4,018)
Accumulated other comprehensive income (loss)	4	(5)
Total stockholders' deficit	(2,755)	(2,707)
Total liabilities and stockholders' deficit	$3,459	$3,474
See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022

	(in millions, except per share data)
Net revenue	$11,851	$12,003	$12,218
Cost of goods sold	8,277	8,336	8,802
Gross profit	3,574	3,667	3,416
Operating expenses:
Customer service and merchant fees	470	557	632
Advertising	1,472	1,397	1,473
Selling, operations, technology, general and administrative	1,977	2,447	2,625
Impairment and other related net charges	37	14	39
Restructuring charges	79	65	31
Total operating expenses	4,035	4,480	4,800
Loss from operations	(461)	(813)	(1,384)
Interest expense, net	(29)	(17)	(27)
Other (expense) income, net	(21)	1	(4)
Gain on debt extinguishment	29	100	96
Loss before income taxes	(482)	(729)	(1,319)
Provision for income taxes, net	10	9	12
Net loss	$(492)	$(738)	$(1,331)
Loss per share:
Basic	$(4.01)	$(6.47)	$(12.54)
Diluted	$(4.01)	$(6.47)	$(12.54)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	123	114	106
Diluted	123	114	106

See notes to consolidated financial statements

.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Net loss	$(492)	$(738)	$(1,331)
Other comprehensive income:
Foreign currency translation adjustments	9	1	1
Net unrealized gain (loss) on available-for-sale investments	—	1	(1)
Comprehensive loss	$(483)	$(736)	$(1,331)

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit

	(in millions)
Balance at December 31, 2021	105	$—	$337	$(1,949)	$(7)	$(1,619)
Net loss	—	—	—	(1,331)	—	(1,331)
Issuance of common stock upon vesting of RSUs	5	—	—	—	—	—
Equity-based compensation	—	—	555	—	—	555
Repurchase of common stock	(1)	—	(75)	—	—	(75)
Premiums paid for capped calls	—	—	(80)	—	—	(80)
Balance at December 31, 2022	109	—	737	(3,280)	(7)	(2,550)
Net loss	—	—	—	(738)	—	(738)
Other comprehensive income	—	—	—	—	2	2
Issuance of common stock upon vesting of RSUs	9	—	—	—	—	—
Equity-based compensation	—	—	666	—	—	666
Premiums paid for capped calls	—	—	(87)	—	—	(87)
Balance at December 31, 2023	118	—	1,316	(4,018)	(5)	(2,707)
Net loss	—	—	—	(492)	—	(492)
Other comprehensive income	—	—	—	—	9	9
Issuance of common stock upon vesting of RSUs	7	—	—	—	—	—
Equity-based compensation	—	—	432	—	—	432
Unwind of capped calls	—	—	3	—	—	3
Balance at December 31, 2024	125	$—	$1,751	$(4,510)	$4	$(2,755)

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Cash flows from (for) operating activities:
Net loss	$(492)	$(738)	$(1,331)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	387	417	371
Equity-based compensation expense	395	605	513
Amortization of debt discount and issuance costs	9	8	8
Impairment and other related net charges	37	14	39
Gain on debt extinguishment	(29)	(100)	(96)
Other non-cash adjustments	(1)	(3)	41
Changes in operating assets and liabilities:
Accounts receivable, net	(35)	132	(48)
Inventories	(2)	16	(21)
Prepaid expenses and other assets	10	16	27
Accounts payable and other liabilities	38	(18)	(177)
Net cash provided by (used in) operating activities	317	349	(674)

Cash flows (for) from investing activities:
Purchase of short- and long-term investments	(67)	(36)	(430)
Sale and maturities of short- and long-term investments	39	233	889
Purchase of property and equipment	(73)	(148)	(186)
Site and software development costs	(161)	(203)	(272)
Other investing activities, net	—	2	—
Net cash (used in) provided by investing activities	(262)	(152)	1

Cash flows (for) from financing activities:
Repurchase of common stock	—	—	(75)
Proceeds from issuance of debt, net of issuance costs	786	678	678
Premiums paid for capped call confirmations	—	(87)	(80)
Payment of principal upon maturity of debt	(117)	—	(3)
Payments to extinguish debt	(741)	(514)	(504)
Other financing activities, net	3	—	—
Net cash (used in) provided by financing activities	(69)	77	16
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	2	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(6)	276	(656)

Cash, cash equivalents and restricted cash
Beginning of year	$1,326	$1,050	$1,706
End of year	$1,320	$1,326	$1,050
See notes to consolidated financial statements

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Supplemental cash flow information:
Cash paid for interest on long-term debt	$63	$53	$27
Purchase of property and equipment included in accounts payable and other liabilities	$7	$19	$(6)

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$1,316	$1,322	$1,050
Restricted cash included within prepaid expenses and other current assets	4	4	—
Total cash, cash equivalents and restricted cash	$1,320	$1,326	$1,050

See notes to consolidated financial statements

Wayfair Inc.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Wayfair Inc. is the destination for all things home. Through its e-commerce business model, Wayfair offers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over 30 million products from over 20 thousand suppliers. These financial statements consolidate the operations and accounts of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, “Wayfair,” “the Company,” or similar terms refer to Wayfair Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.
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
Investments
Wayfair classifies investments in certificates of deposits and marketable securities with original maturities of greater than three months as short-term investments on the consolidated balance sheets. Short-term investments mature in less than twelve months from the balance sheet date. The cost basis of an investment sold is determined using the specific identification method. Wayfair classifies its debt investments with readily determinable market values as available-for-sale. These investments are classified as investments on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses reported within accumulated other comprehensive income or loss, within total stockholders’ deficit. To the extent the amortized cost basis of the available-for-sale debt securities exceeds the fair value, management assesses the debt securities for credit loss. However, management considers the risk of credit loss to be minimized by Wayfair’s policy of investing in financial instruments issued by highly-rated financial institutions. When assessing the risk of credit loss, management considers factors such as the severity and the reason for the decline in value (i.e., any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security) and management’s intended holding period and time horizon for selling.
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

Concentrations of Credit Risk
Financial instruments that subject Wayfair to credit risk consist of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. The risk for cash, cash equivalents and restricted cash is minimized by Wayfair's policy to maintain these balances with major financial institutions of high-credit quality. At times, cash balances may exceed federally insured limits; however, to date, Wayfair has not incurred any losses on these balances. As of December 31, 2024 and 2023, Wayfair had $183 million and $111 million, respectively, in bank deposits located outside of the United States (“U.S.”). The risk for short-term investments is minimized by Wayfair's policy of investing in financial instruments issued by highly-rated financial institutions.
Accounts Receivable, Net
Accounts receivable are stated net of the allowance for credit losses, which are recorded based on historical losses as well as management's expectation of future collections. Uncollectible amounts are written off against the allowance after all collection efforts have been exhausted. Wayfair's exposure to credit loss is minimized through customer risk assessments performed prior to customer checkout and Wayfair's policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. Further, management believes credit risk is mitigated since approximately 98.9% of the net revenue recognized for the year ended December 31, 2024 was collected in advance of recognition.
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
Property and Equipment, Net
Property and equipment are stated at cost, net of depreciation. Expenditures for maintenance and repairs are charged to expense as incurred, whereas betterments are capitalized as additions to property and equipment. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Class	Range of Life (In Years)
Furniture and equipment	3 to 7
Site and software development costs	2
Leasehold improvements	The lesser of useful life or lease term
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

Long-Lived Assets
Wayfair reviews long-lived assets for impairment whenever events or changes in circumstances, such as weakened macroeconomic conditions or brand awareness, service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, Wayfair compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset or market rate rent assumptions.
Leases
Wayfair generally leases office, retail and warehouse facilities under non-cancellable agreements. Upon each agreement's commencement date, Wayfair determines if the agreement is part of an arrangement that is or that contains a lease, the lease classification and recognizes the right-of-use (“ROU”) assets and lease liabilities for all leases with the exception of leases with terms of 12 months or less. Wayfair has arrangements with lease and non-lease components, and accounts for lease and non-lease components as a single lease component for corporate headquarters offices and field offices. All other lease arrangements for lease and non-lease components are accounted for separately. Operating lease ROU assets are classified in operating lease right-of-use assets within the consolidated balance sheets. Operating lease liabilities are classified as other current liabilities and operating lease liabilities based on when lease payments are due. As of December 31, 2024 and 2023 Wayfair did not have any material finance lease arrangements.
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
Wayfair maintains a membership rewards program: Wayfair Rewards. As part of this program, Wayfair provides customers with benefits for purchases made using its credit card program. In exchange for providing intellectual property as part of its credit card program, Wayfair records net revenue based on spending activity and the profitability of the card portfolio. Spending activity of the underlying accounts represents customer purchases used with their respective cards, and the profitability of the card portfolio is based on the financial performance of the underlying credit portfolio.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 13, Segment and Geographic Information, for additional detail.
Wayfair primarily has three types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are initially recorded in unearned revenue within other current liabilities, and are recognized as net revenue when the products are delivered, (ii) unredeemed gift cards and site credits, which are initially recorded in unearned revenue within other current liabilities, and are recognized in the period they are redeemed, and (iii) membership rewards redeemable for future purchases, which are earned by customers on purchases made through its credit card program and are initially recorded in other current liabilities, and recognized as net revenue when redeemed. The portion of gift cards and store credits not expected to be redeemed are recognized as net revenue based on a pattern of historical redemptions, which are substantially within twenty-four months from the date of issuance.

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
Shipping and Fulfillment Costs: Shipping costs include outbound shipping costs, including associated applicable customs duties. Fulfillment costs include costs incurred to operate and staff the fulfillment centers and provide other inbound supply chain services such as ocean freight and drayage. Costs to operate and staff the CastleGate and Wayfair Delivery Network (“WDN”) include rent and depreciation expenses associated with various facilities, costs to receive, inspect, pick, package and prepare customer orders for delivery, and direct and indirect labor costs including compensation, compensation-related benefits and equity-based compensation. Shipping and fulfillment costs are offset by fees earned by providing logistic services to suppliers including order fulfillment, warehousing and inbound supply chain services such as ocean freight and drayage through Wayfair's CastleGate business. Fulfillment fees are earned upon completion of preparing customer orders for shipment, warehousing fees are earned upon completion of each storage date and inbound supply chain services are earned on a straight-line basis as the shipments move from origin to destination. Shipping and fulfillment costs were $1.9 billion, $1.9 billion and $2.2 billion, for the years ended December 31, 2024, 2023 and 2022.
Customer Service and Merchant Fees
Customer service and merchant fees consist of labor-related costs, including compensation, compensation-related benefits and equity-based compensation of employees involved in customer service activities, merchant processing fees associated with customer payments made by credit cards and debit cards and other variable fees. Merchant processing fees totaled $254 million, $256 million and $258 million in the years ended December 31, 2024, 2023 and 2022.
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
Adoption of New Accounting Principles
Segment Reporting
Wayfair adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures on January 1, 2024 retrospectively to all prior periods presented in the financial statements. The new standard updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Refer to Note 13, Segment and Geographic Information.
Recently Issued Accounting Pronouncements
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specific expense categories in the notes to the financial statements. The amendment is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The amendment should be applied prospectively to financial statements issued for reporting periods after the effective date or this ASU or retrospectively to any or all prior periods presented in the financial statements. Wayfair is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of December 31, 2024, accounts receivable was $155 million, net of allowance for credit losses of $18 million. As of December 31, 2023, accounts receivable was $140 million, net of allowance for credit losses of $22 million. The changes in the allowance for credit losses were not material for the year ended December 31, 2024. Management believes credit risk is mitigated for the year ended December 31, 2024, as approximately 98.9% of the net revenue recognized was collected in advance of recognition.
Prepaid Expenses and Other Current Assets
The following table presents the components of prepaid expenses and other current assets as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	(in millions)
Prepaid expenses and other current assets:
Deferred costs in transit	$32	$79
Prepaid expenses	66	81
Supplier receivables and credits receivable	131	90
Restricted cash	4	4
Other current assets	41	35
Total prepaid expenses and other current assets	$274	$289
Other Non-current Assets
The following table presents the components of other non-current assets as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	(in millions)
Other non-current assets:
Goodwill and intangible assets, net	$13	$14
Long-term investments	15	14
Other non-current assets	26	23
Total other non-current assets	$54	$51
Amortization expense related to intangible assets was $1 million for the years ended December 31, 2024, 2023 and 2022. Goodwill was $0.4 million for the years ended December 31, 2024 and 2023. For the years ended December 31, 2024, 2023 and 2022, no indicators of impairment of goodwill or intangible assets were identified and therefore no impairment has been recorded.

Other Current Liabilities
The following table presents the components of other current liabilities as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	(in millions)
Other current liabilities:
Unearned revenue	$212	$195
Employee compensation and related benefits	79	80
Current operating lease liabilities (Note 5)	174	133
Advertising	100	92
Sales tax payable	70	65
Sales return allowance	49	45
Short-term debt (Note 6)	236	117
Other accrued expenses and current liabilities	204	222
Total other current liabilities	$1,124	$949
Contract Liabilities
Contract liabilities included in unearned revenue and other accrued expenses and current liabilities were $212 million and $12 million at December 31, 2024, respectively, and $195 million and $9 million at December 31, 2023, respectively.
During the year ended December 31, 2024, Wayfair recognized $136 million and $8 million of net revenue that was included in unearned revenue and other accrued expenses and current liabilities, respectively, as of December 31, 2023.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 13, Segment and Geographic Information, for additional information.
Restructuring Charges
In January 2024, Wayfair announced a workforce realignment plan, including a workforce reduction involving approximately 1,650 employees. As a result, during the year ended December 31, 2024, Wayfair incurred $79 million of charges recorded within restructuring charges on the consolidated statements of operations. Wayfair does not expect to incur any further material charges related to this workforce reduction. The charges consisted primarily of one-time employee severance and benefit costs.
Germany Restructuring
On January 10, 2025, Wayfair announced its decision to exit the German market (the “Germany Restructuring”), including a workforce reduction impacting approximately 730 employees, although Wayfair expects approximately half of these positions to relocate to other corporate offices.
As a result of the Germany Restructuring, Wayfair expects to incur aggregate charges of approximately $102 million to $111 million, consisting of (i) approximately $40 million to $44 million in employee-related costs, including severance, benefits, relocation and transition costs and (ii) approximately $62 million to $67 million of other primarily non-cash charges, including gross impairment charges related to facility closures and other wind-down activities and excluding any recoveries that may be recognized related to our leases.
During the year ended December 31, 2024, Wayfair recorded impairment charges of $34 million associated with weakened macroeconomic conditions in connection with our German operations. This is inclusive of $21 million related to ROU assets and $13 million related to property, plant and equipment. Wayfair expects to incur the remainder of the aggregate charges during the first quarter of 2025.

3. Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements
Investments
As of December 31, 2024 and 2023, Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the years ended December 31, 2024, 2023 and 2022, Wayfair did not have any realized gains or losses. Interest income includes interest earned from cash and cash equivalents and marketable securities. During the years ended December 31, 2024, 2023 and 2022, Wayfair recorded $54 million, $47 million and $13 million of interest income, respectively.
During the years ended December 31, 2024, 2023 and 2022, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. As of December 31, 2024 and 2023, Wayfair did not have an allowance for credit losses recorded related to its available-for-sale debt securities.
The following table presents details of Wayfair’s investment securities as of December 31, 2024 and 2023:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$56	$—	$—	$56
Total	$56	$—	$—	$56

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$29	$—	$—	$29
Total	$29	$—	$—	$29
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

The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$461	$—	$—	$461
Cash equivalents	855	—	—	855
Total cash and cash equivalents	1,316	—	—	1,316
Short-term investments:
Investment securities	—	56	—	56
Prepaid expenses and other current assets:
Certificate of deposit (1)	4	—	—	4
Total	$1,320	$56	$—	$1,376

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$407	$—	$—	$407
Cash equivalents	915	—	—	915
Total cash and cash equivalents	1,322	—	—	1,322
Short-term investments:
Investment securities	—	29	—	29
Prepaid expenses and other current assets:
Certificate of deposit (1)	4	—	—	4
Total	$1,326	$29	$—	$1,355
(1) The certificate of deposit is classified as restricted cash that is primarily restricted to funds held in collateral.

4. Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	(in millions)
Furniture and equipment	$654	$631
Site and software development costs	1,000	960
Leasehold improvements	644	570
Construction in progress	5	70
	2,303	2,231
Less: Accumulated depreciation and amortization	(1,700)	(1,483)
Property and equipment, net	$603	$748
For the years ended December 31, 2024, 2023 and 2022, depreciation and amortization expense was $386 million, $416 million and $370 million, respectively, of which $257 million, $279 million and $224 million, respectively, was attributable to the amortization expense of site and software development costs. Total costs capitalized of site and software development costs, net of accumulated amortization, totaled $201 million and $265 million as of December 31, 2024 and 2023, respectively.
Impairment and other related net charges
During the year ended December 31, 2024, Wayfair recorded charges of $14 million for the non-cash impairment of fixed assets. This is inclusive of $13 million associated with weakened macroeconomic conditions in connection with our German operations and $1 million related to construction in progress assets at identified U.S. locations.
During the year ended December 31, 2023, Wayfair recorded charges of $9 million for the non-cash impairment of fixed assets, related to construction in progress assets at identified U.S. locations.
During the year ended December 31, 2022, Wayfair recorded charges of $15 million for the non-cash impairment of fixed assets. This is inclusive of $7 million related to an impairment of a U.S. office location due to current sublease market conditions and $8 million related to construction in progress assets at an International warehouse.
5. Leases
Wayfair has lease arrangements for warehouses, WDN facilities, which includes consolidation centers, cross docks and last mile delivery facilities and office spaces. These leases expire at various dates through 2044. Operating lease expense was $217 million, $190 million and $180 million for the years ended December 31, 2024, 2023 and 2022, respectively. Sublease income was $6 million, $2 million and $14 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table presents other information related to leases:

	Year Ended December 31,
	2024	2023

	(in millions)
Supplemental cash flow information:
Cash payments included in operating cash flows from lease arrangements	$236	$195
Right-of-use assets obtained in exchange for lease obligations	$290	$100
Right-of-use asset amortization	$140	$130

	December 31, 2024	December 31, 2023
Additional lease information:
Weighted average remaining lease term	7 years	7 years
Weighted average discount rate	7.0%	7.5%
Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

Amount
(in millions)
2025	$224
2026	247
2027	219
2028	165
2029	126
Thereafter	456
Total future minimum lease payments	1,437
Less: Imputed interest	(334)
Total	$1,103

The following table presents total operating leases liabilities:

	December 31,
	2024	2023

	(in millions)
Balance sheet line item:
Other current liabilities	$174	$133
Operating lease liabilities, net of current	929	862
Total operating leases liabilities	$1,103	$995
As of December 31, 2024, Wayfair has entered into $16 million of additional operating leases, primarily related to warehouse and retail leases that have not yet commenced. As there is no control of the underlying assets during the construction period, Wayfair is not considered the owner of the construction project for accounting purposes. These operating leases will commence during 2025 with lease terms of 6 to 10 years.
Impairment and other related net charges
During the year ended December 31, 2024, Wayfair recorded charges of $23 million for lease impairment. This is inclusive of $21 million associated with weakened macroeconomic conditions in connection with our German operations and $2 million related to changes in sublease market conditions for identified U.S. office locations.
During the years ended December 31, 2023 and 2022, Wayfair recorded net charges of $5 million and $23 million, respectively, primarily related to changes in sublease market conditions for identified U.S. office locations.
6. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing:

	December 31, 2024			December 31, 2023
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

	(in millions)
Revolving Credit Facility			$—			$—
2024 Notes	$—	$—	—	$117	$—	117
2025 Notes	237	(1)	236	754	(3)	751
2026 Notes	734	(3)	731	949	(5)	944
2027 Notes	690	(7)	683	690	(10)	680
2028 Notes	690	(9)	681	690	(11)	679
2029 Secured Notes	800	(13)	787	—	—	—
2025 Accreting Notes	—	—	—	38	—	38
Total Debt			$3,118			$3,209
Short-term debt (1)			236			117
Long-term debt			$2,882			$3,092
(1) Short-term debt consists of $236 million for the 2025 Notes as of December 31, 2024, and $117 million for the 2024 Notes as of December 31, 2023. Short-term debt and is presented within other current liabilities in the consolidated balance sheets.

Revolving Credit Facility
On March 24, 2021, Wayfair and certain of its subsidiaries (together, the “Guarantors”), and Wayfair’s wholly-owned subsidiary Wayfair LLC, as borrower (the “Borrower”), entered into a new credit agreement (the “Credit Agreement”) with the lending institutions from time-to-time parties thereto and Citibank, N.A., in its capacity as administrative agent, collateral agent, swingline lender and a letter of credit issuer. The Credit Agreement provides for a $600 million senior secured revolving credit facility that matures on March 24, 2026 (the “Revolver”). Debt issuance costs for the Revolver are included in other non-current assets and are amortized to interest expense over the Revolver’s term. As of December 31, 2024, there were no revolving loans outstanding under the Revolver.
Under the Credit Agreement, the Borrower may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had $71 million outstanding letters of credit as of December 31, 2024, primarily as security for lease agreements, which reduced the availability of credit under the Revolver. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Credit Agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.
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
As of December 31, 2024, the applicable margin for Adjusted Term SOFR or Eurocurrency loans is 1.25% per annum, the applicable margin for base rate loans is 0.25% per annum and the applicable margin for RFR loans is 1.2826% per annum. The applicable margin is subject to specified changes depending on Wayfair’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Borrower and the Guarantors, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of their businesses. The Revolver also contains customary events of default, subject to thresholds and grace periods, including, among others, payment default, covenant default, cross default to other material indebtedness and judgment default. In addition, the Credit Agreement requires Wayfair to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the Credit Agreement) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. Wayfair does not expect any of these restrictions to affect or limit the ability to conduct business in the ordinary course. As of December 31, 2024, Wayfair was in compliance with all covenants.
Senior Secured Notes
On October 8, 2024, Wayfair LLC (the “Issuer”), a subsidiary of Wayfair, issued $800.0 million aggregate principal amount of 7.250% senior secured notes due 2029 (the “2029 Secured Notes”, together with the Convertible Notes (as defined below), the “Notes”). The 2029 Secured Notes are governed by an indenture between the Issuer, the guarantors named therein (including

Wayfair) and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. The indenture provides, among other things, that the 2029 Secured Notes will be senior secured obligations of the Issuer. Interest on the 2029 Secured Notes is payable semi-annually, in arrears, on April 15 and October 15 of each year, commencing on April 15, 2025, at a rate of 7.250% per annum. The annual effective interest rate of the 2029 Secured Notes is 7.5%. Transaction costs to issue the 2029 Secured Notes were recorded as direct deductions from the related debt liabilities and amortized to interest expense, net using the effective interest method over the terms of the corresponding 2029 Secured Notes. The 2029 Secured Notes will mature on October 31, 2029, unless earlier redeemed, in accordance with their terms or repurchased.
The indenture contains covenants that restrict the Issuer’s ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness, declare or pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, create certain liens, enter into certain transactions with affiliates, agree to certain restrictions on the ability of the Issuer’s restricted subsidiaries to make certain payments, sell or transfer certain assets and consolidate, merge, sell or otherwise dispose of all or substantially all of the Issuer’s or its restricted subsidiaries’ assets.
These covenants are subject to a number of important limitations, qualifications and exceptions. In addition, certain of these covenants, including the limitation on indebtedness, will cease to apply to the 2029 Secured Notes for so long as the 2029 Secured Notes have investment grade ratings from any two of the prescribed rating agencies. If a change of control occurs, the Issuer may be required to offer the holders of the 2029 Secured Notes an opportunity to sell all or part of their 2029 Secured Notes at a purchase price of 101% of the principal amount of such 2029 Secured Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. In addition, if Wayfair sells assets under certain circumstances, the Issuer may be required to make an offer to purchase a portion of the 2029 Secured Notes. As of December 31, 2024, Wayfair was in compliance with all covenants in the indenture.
The indenture provides for customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest; breach of other agreements in the indenture; defaults in failure to pay certain other indebtedness; certain events of bankruptcy or insolvency; the failure to pay final judgments in excess of certain amounts of money against the Issuer and its significant subsidiaries; the failure of certain guarantees to be enforceable (other than in accordance with the terms of the indenture); and the assertion by the Issuer, Wayfair or any guarantor that is a significant subsidiary in any pleading that any security interest related to the 2029 Secured Notes is invalid or unenforceable.
Convertible Non-Accreting Notes
The following table summarizes certain terms related to the Company’s current outstanding non-accreting convertible notes (collectively, the “Non-Accreting Notes,” together with the 2025 Accreting Notes, the “Convertible Notes” and together with the 2029 Secured Notes, the “Notes”):

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
In November 2018, Wayfair issued $575.0 million in aggregate principal amount of 1.125% Convertible Senior Notes due 2024 (the “2024 Notes”), which included the exercise in full of a $75.0 million option granted to the initial purchasers. On November 1, 2024, the 2024 Notes matured and Wayfair paid in cash the remaining outstanding principal amount of $117 million to the holders of the 2024 Notes.
In August 2020, Wayfair issued $1.518 billion in aggregate principal amount of 0.625% Convertible Senior Notes due 2025 (the “2025 Notes”), which included the exercise in full of a $198.0 million option granted to the initial purchasers. In connection with the issuance of the 2025 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2025 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2025 Notes (the “2025 Capped Calls”). In September 2022, in connection with the issuance of the 2027 Notes, as defined below, Wayfair repurchased for cash $229 million aggregate principal amount of the 2025 Notes. In May 2023, in connection with the issuance of the 2028 Notes, as defined below, Wayfair repurchased for cash $535 million aggregate principal amount of the 2025 Notes. On November 11, 2024, Wayfair repurchased for cash $518 million aggregate principal amount of the 2025 Notes. For more information, see “Partial Extinguishment the Convertible Notes” below.

In August 2019, Wayfair issued $948.75 million in aggregate principal amount of 1.000% Convertible Senior Notes due 2026 (the “2026 Notes”), which included the exercise in full of a $123.75 million option granted to the initial purchasers. In connection with the 2026 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2026 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes (the “2026 Capped Calls”). On November 11, 2024, Wayfair repurchased for cash $215 million aggregate principal amount of the 2026 Notes. For more information, see “Partial Extinguishment the Convertible Notes” below.
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
In May 2023, Wayfair issued $690.0 million in aggregate principal amount of 3.500% Convertible Senior Notes due 2028 (the “2028 Notes” and together with the 2025 Notes, 2026 Notes and 2027 Notes, the “Non-Accreting Notes”), which included the exercise in full of a $90.0 million option granted to the initial purchasers. In connection with the issuance of the 2028 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2028 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2028 Notes (the “2028 Capped Calls”).
Convertible Accreting Notes
In April 2020, Wayfair issued $535.0 million in aggregate original principal amount of 2.50% Accreting Convertible Senior Notes due 2025 (the “2025 Accreting Notes”, and collectively with the Non-Accreting Notes, the “Convertible Notes”) to Great Hill, CBEP Investments, LLC (“Charlesbank”) and The Spruce House Partnership LLC. The 2025 Accreting Notes are fully and unconditionally guaranteed on a senior unsecured basis by Wayfair LLC, a wholly-owned subsidiary of Wayfair Inc., as guarantor. On November 11, 2024, Wayfair repurchased in full the remaining $39 million in aggregate principal amount of the 2025 Accreting Notes.
Convertible Note Indentures
The Convertible Notes are governed by separate indentures between Wayfair, as issuer, and U.S. Bank National Association, as trustee. The Non-Accreting Notes indenture also includes Wayfair LLC, as guarantor. Each indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or the holders of not less than 25% in aggregate principal amount of the respective Convertible Notes then outstanding may declare the entire principal amount or accreted principal amount, as the case may be, of the respective Convertible Notes plus accrued interest, if any, to be immediately due and payable.
Conversion and Redemption Terms of the Notes
Wayfair's Convertible Notes will mature at their maturity date unless earlier purchased, redeemed or converted. The Non-Accreting Notes’ initial conversion terms are summarized below:

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
The conditional conversion features of the 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes were not triggered during the calendar quarter ended December 31, 2024, therefore, the 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes are not convertible during the calendar quarter ended March 31, 2025 pursuant to the applicable last reported sales price conditions.
Upon the occurrence of a fundamental change (as defined in the applicable indenture), holders of the applicable series of the Non-Accreting Notes may require Wayfair to repurchase all or a portion of such Notes for cash at a price equal to 100% of the principal amount of such Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the fundamental change repurchase date. Holders of the Non-Accreting Notes who convert their respective Notes in connection with a make-whole fundamental change or a notice of redemption (each as defined in the applicable indenture) may be entitled to a premium in the form of an increase in the conversion rate of the respective Notes.
Wayfair may not redeem the Non-Accreting Notes prior to certain dates (the “Redemption Date”). On or after the applicable Redemption Date, Wayfair may redeem for cash all or part of the applicable series of the Non-Accreting Notes if the last reported sale price of Wayfair’s Class A common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which Wayfair provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which Wayfair provides notice of the redemption. The redemption price will be either 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, or the if-converted value if the holder elects to convert their Non-Accreting Notes upon receiving notice of redemption.
Accounting for the Convertible Notes
The Convertible Notes are recorded as a single unit within liabilities in the consolidated balance sheets as the conversion features within the Convertible Notes are not derivatives that require bifurcation and the Convertible Notes do not involve a substantial premium. Transaction costs to issue the Convertible Notes were recorded as direct deductions from the related debt liabilities and amortized to interest expense, net using the effective interest method over the terms of the corresponding Convertible Notes.
Partial Extinguishment the Convertible Notes
On November 11, 2024, Wayfair repurchased $518 million in aggregate principal amount of the 2025 Notes, $215 million in aggregate principal amount of the 2026 Notes and the remaining $39 million in aggregate principal amount of the 2025 Accreting Notes, in privately negotiated transactions. In accounting for the repurchases, Wayfair recorded a $29 million gain on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $741 million and the combined net carrying value of the 2025 Notes, 2026 Notes and 2025 Accreting Notes of $770 million.

Conversions of Convertible Notes
During the year ended December 31, 2024, there were no conversions of the Convertible Notes.
Interest Expense
The following table presents total interest expense recognized for the Notes for the years ended December 31:

	Year ended December 31,
	2024			2023			2022
The Notes	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense

	(in millions)
2024 Notes	1	—	1	2	1	3	5	2	7
2025 Notes	4	2	6	6	2	8	9	3	12
2026 Notes	9	2	11	9	2	11	9	2	11
2027 Notes	22	2	24	22	2	24	7	1	8
2028 Notes	24	3	27	15	1	16	—	—	—
2029 Secured Notes	13	—	13	—	—	—	—	—	—
2025 Accreting Notes	1	—	1	1	—	1	1	—	1
Total	$74	$9	$83	$55	$8	$63	$31	$8	$39
Fair Value of the Notes
As of December 31, 2024, the estimated fair value of the 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2029 Secured Notes was $227 million, $682 million, $738 million, $859 million and $802 million, respectively. The estimated fair values of the Notes was determined through consideration of quoted market prices. The fair values of the Notes are classified as Level 2 as defined in Note 3, Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements. As of December 31, 2024, the if-converted value of the 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes did not exceed the principal value.
Seniority of the Notes
The 2029 Secured Notes are senior secured debt obligations secured by first-priority liens, which assets also secure the Revolver on a first-priority pari passu basis. The 2029 Secured Notes are guaranteed, jointly and severally, on a senior basis by the Guarantors. The Convertible Notes are general senior unsecured obligations of Wayfair. The Convertible Notes rank senior in right of payment to any of Wayfair’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes, rank equal in right of payment to Wayfair’s existing and future unsecured indebtedness that is not so subordinated and are effectively subordinated in right of payment to any of Wayfair’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The Convertible Notes are structurally subordinated to all existing and future indebtedness and liabilities of Wayfair’s subsidiaries.
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
2024 Capped Calls Unwind
During the year ended December 31, 2024, Wayfair completed an unwind of the 2024 Capped Calls. The proceeds received from the unwind were included as an increase to additional paid-in-capital within stockholders’ deficit.
7. Commitments and Contingencies
Purchase Obligations
Wayfair has entered into purchase obligations that represent enforceable and legally binding software license and freight commitments. Payments due under these purchase obligations are $249 million in 2025, $33 million in 2026, $24 million in 2027, $5 million in 2028, none in 2029 or thereafter. These payments exclude payments for contracts that are able to be canceled, both in full or in part, since they do not represent legally binding arrangements.
Collection of Sales or Other Similar Taxes
Wayfair has historically collected and remitted sales tax based on the locations of its physical operations. The U.S. Supreme Court's decision in South Dakota v. Wayfair, Inc., removed a significant impediment to the enactment of laws imposing sales tax collection obligations on out-of-state e-commerce companies. Several states and other taxing jurisdictions have presented, or indicated that they may present, Wayfair with sales tax assessments. The aggregate assessments received as of December 31, 2024 are not material to Wayfair's business and Wayfair does not expect the Court's decision to have a significant impact on its business.
Legal Matters
From time to time, Wayfair is involved in litigation matters and other legal claims that arise during the ordinary course of business. The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. The Company does not record a gain contingency until the period in which the contingency is resolved and the gain is realizable or realized.
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

Canada Border Services Agency
The Canada Border Services Agency (“CBSA”) is examining Wayfair’s payment of duties under the Special Import Measures Act (the “CBSA review”) for goods imported into Canada for the years ended December 31, 2023 and 2022 and part of the year ended December 31, 2021. The estimated potential liability for the CBSA review, net of any amounts that may be recouped through the appeals process, is approximately $41 million, inclusive of duties and interest.
Related to the CBSA review, during the year ended December 31, 2024, Wayfair incurred approximately $18 million to cost of goods sold and approximately $4 million to selling, operations, technology, general and administrative within the consolidated statement of operations. During the year ended December 31, 2024, Wayfair made payments of approximately $21 million of duties and $5 million of interest charges based on assessments received related to the year ended December 31, 2022 and part of the year ended December 31, 2021. Wayfair is required to pay all assessed amounts in order to exercise its appeal rights. Wayfair believes there are substantial factual and legal grounds to appeal and partially recuperate these amounts and is exploring other options to mitigate exposure. As of December 31, 2024, approximately $4 million was recorded within other current liabilities in the consolidated balance sheets.
The CBSA is also examining Wayfair’s valuation of duties under the Customs Act for goods imported into Canada for the years ended December 31, 2024, 2023, 2022, 2021 and 2020. The examination for the years ended December 31, 2021 and 2020 resulted in a gain of $16 million related to an overpayment of duties during those years. Wayfair considered this realizable during December 2024 and was recorded as a reduction to cost of goods sold within the consolidated statement of operations and a related receivable within Prepaid expenses and other current assets on the consolidated balance sheets. The refunds from this audit will primarily be used to offset future normal course custom duties payments and payments due under the CBSA Review.
Because loss contingencies are inherently unpredictable, this assessment is subjective and requires judgments about future events. As a result, it is at least reasonably possible that this estimate may change in the near term and the effect of the potential change could be material.
8. Employee Benefit Plans
Wayfair has a defined-contribution, incentive savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have reached the age of 21 years. Employees may elect to defer compensation up to a dollar limit (as allowable by the Internal Revenue Code), of which up to 4% of an employee's salary will be matched by Wayfair. The amounts deferred by the employee and the matching amounts contributed by Wayfair both vest immediately. The amount expensed under the plan totaled $22 million, $35 million and $43 million in the years ended December 31, 2024, 2023 and 2022, respectively.
9. Stockholders’ Deficit
Preferred Stock
Wayfair authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of December 31, 2024, Wayfair had no shares of undesignated preferred stock issued or outstanding.
Common Stock
Wayfair authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 100,762,581 and 92,457,562 shares of Class A common stock and 24,658,295 and 25,691,295 shares of Class B common stock were outstanding as of December 31, 2024 and 2023, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if Wayfair's Board of Directors (the “Board”), in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since Wayfair's initial public offering through December 31, 2024, 57,380,119 shares of Class B common stock were converted to Class A common stock.

Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700 million of Wayfair’s Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program,” together with the 2020 Repurchase Program, the “Repurchase Programs”). There is no stated expiration date for the Repurchase Programs. Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
During the years ended December 31, 2024 and 2023, Wayfair did not repurchase any shares of Class A Common stock under the Repurchase Programs. During the year ended December 31, 2022, Wayfair repurchased 548,173 shares of Class A common stock for $75 million under the 2020 Repurchase Program.
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
Under the 2023 Plan, 20,525,663 shares of Class A common stock initially were available for future award grants. As of December 31, 2024, 10,268,240 shares of Class A common stock remained available for future grant under the 2023 Plan.
The following table presents activity relating to RSUs for the year ended December 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	5,186,886	$93.68
RSUs granted	5,577,581	$54.18
RSUs vested	(7,272,019)	$69.45
RSUs forfeited/canceled	(1,036,962)	$102.09
Unvested at December 31, 2024	2,455,486	$72.11
As of December 31, 2024, unrecognized equity-based compensation expense related to RSUs expected to vest over time is $88 million with a weighted-average remaining vesting term of 0.3 years.
The following table summarizes activity for the years ended December 31:

	Year Ended December 31,
	2024	2023	2022
Weighted average grant date fair value of RSUs	$54.18	$50.39	$68.61
Total fair value of vested RSUs (in millions)	$505	$636	$523
Intrinsic value of RSUs vested (in millions)	$406	$532	$291
As of December 31, 2024, the aggregate intrinsic value of unvested RSUs was $109 million.

Equity-based compensation was classified as follows in the consolidated statements of operations for the years ended December 31:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Cost of goods sold	$9	$10	$11
Customer service and merchant fees	18	29	33
Selling, operations, technology, general and administrative	368	566	469
Total equity-based compensation expense	$395	$605	$513
Equity-based compensation costs capitalized as software costs were $37 million, $61 million and $43 million for the years ended December 31, 2024, 2023 and 2022, respectively.
11. Income Taxes
The components of the provision for income taxes, net for the years ended December 31, 2024, 2023 and 2022 are presented below:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Current:
Federal	$—	$—	$—
State	4	3	9
Foreign	2	6	3
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	4	—	—
Provision for income taxes, net	$10	$9	$12

The actual provision for income taxes, net differs from the expected provision for income taxes computed at the U.S. Federal statutory tax rate of 21% due to the following:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Provision for income taxes at the federal statutory rate	$(101)	$(153)	$(277)

State income tax expense, net of federal impact	4	3	9
Foreign tax rate differential	13	17	28
Intercompany debt adjustment	(242)	—	—
Uncertain tax positions, net	191	—	—
Non-deductible equity-based compensation expense	4	10	16
Shortfall expense from equity-based compensation	15	17	41
Change in valuation allowance	105	103	214
Limitation on officer's compensation	3	5	4
Intangible property basis step-up	(7)	—	—
Intercompany interest	15	15	9
Other	10	(8)	(32)
Provision for income taxes, net	$10	$9	$12
Certain prior period items in the table above were reclassified to conform to the current period presentation.
The components of loss before income taxes determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
U.S.	$(245)	$(495)	$(997)
Foreign	(237)	(234)	(322)
Total	$(482)	$(729)	$(1,319)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2024	2023

	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$809	$763
Equity-based compensation expense	7	18
Intangible property	60	47
Accrued expenses and reserves	21	26
Capitalized technology	96	70
Leases	283	266
Other	55	26
Gross deferred tax assets	1,331	1,216
Less: Valuation allowance	(1,042)	(933)
Net deferred tax assets	289	283
Deferred tax liabilities:
Prepaid expenses	$(13)	$(17)
Property and equipment	(42)	(42)
Operating lease right-of-use asset	(234)	(217)
Other	(5)	(7)
Total deferred tax liabilities	(294)	(283)
Non-current net deferred tax liabilities	$(5)	$—
The valuation allowance increased by $109 million during 2024. The increase in the valuation allowance is the result of Wayfair establishing a valuation allowance related to the current year operating losses, and adjustments to our operating loss carryforwards when we filed our returns.
In determining the need for a valuation allowance, Wayfair has given consideration to the cumulative book income and loss positions of each of its entities as well as its worldwide cumulative income position. Wayfair has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily compromised of net operating losses, on a jurisdictional basis. At December 31, 2024, Wayfair has determined that it is more likely than not that Wayfair will not realize the benefits of its deferred tax assets, and as a result, has maintained a full valuation allowance against substantially all of the worldwide net deferred tax assets.
As of December 31, 2024, Wayfair had federal net operating loss carryforwards available to offset future federal taxable income of $3.1 billion. In addition, Wayfair had state net operating loss carryforwards available in the amount of $2.9 billion which are available to offset future state taxable income. Of the federal net operating loss carryforwards, $205 million begin to expire in the year ending December 31, 2037 if unused. Federal net operating loss carryforwards of $2.9 billion do not expire. The state net operating loss carryforwards begin to expire in the year ending December 31, 2025. The ability to utilize these federal and state net operating loss carryforwards may be limited in the future if Wayfair experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period. Through December 31, 2024, Wayfair has determined that the ability to use tax attributes is not impacted by such a restrictive limitation.
As of December 31, 2024, Wayfair also had foreign net operating loss carryforwards available to offset future foreign income of $1.8 billion. Foreign net operating loss carryforwards of $107 million will begin to expire in the year ending December 31, 2038. Foreign net operating loss carryforwards of $1.7 billion do not expire.
As of December 31, 2024, Wayfair has not provided for deferred income taxes on outside basis differences in its foreign subsidiaries of approximately $346 million since these basis differences are deemed to be indefinitely reinvested, or it is within the control of Wayfair to recognize these basis differences on a tax-free basis. Upon realization of the outside basis differences in the form of dividends or otherwise, Wayfair could be subject to income taxes as well as withholding taxes. The amount of taxes attributable to the outside basis differences, if realized, is expected to be immaterial.
Wayfair establishes reserves for uncertain tax positions based on management's assessment of exposures associated with tax deductions, permanent tax differences and tax credits. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Beginning balance	$—	$—	$—
Increases as a result of tax positions taken in the current period	306	—	—
Ending balance	$306	$—	$—
As of December 31, 2024, $1 million of the $306 million of unrecognized tax benefits would affect our effective tax rate, if recognized, and the remaining $305 million would affect our deferred tax accounts and our valuation allowance. In the disclosure of the components of the provision for income taxes above, in the year ended December 31, 2024, $1 million of the expense related to uncertain tax positions impacts current tax expense, and $305 million impacts deferred tax expense. Wayfair's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes, net. Related to the unrecognized tax benefits noted above, Wayfair did not accrue any penalties and interest during 2024, 2023 or 2022 because it is believed that such additional interest and penalties would be insignificant.
Wayfair's tax jurisdictions include the U.S., the United Kingdom, Germany, Ireland, Canada, Hong Kong and the British Virgin Islands. The statute of limitations with respect to U.S. federal income taxes has expired for years prior to 2021. The relevant U.S. state statutes vary and years prior to 2018 are generally closed. The statute of limitations for foreign income taxes vary, but have expired for years prior to 2018. However, preceding years remain open to examination by U.S. federal and state and foreign taxing authorities to the extent of future utilization of net operating losses generated in each preceding year.
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. During 2024, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Wayfair has estimated the impact of Pillar 2 on our 2024 tax expense to be immaterial. Our deferred tax assets and liabilities are calculated based on the statutory tax rates in the various jurisdictions in which we operate. Our deferred tax assets and liabilities do not reflect the potential impact of Pillar 2 top-up taxes or any other minimum tax regimes for future periods. These taxes will be in-period items if they are realized. As of December 31, 2024, the impact of a top-up tax on our deferred tax assets and liabilities would be immaterial net, due to our full valuation allowance. Wayfair is still evaluating the potential consequences of Pillar 2 on longer-term financial positions.
12. Loss per Share
The following table presents the calculation of basic and diluted loss per share:

	Year Ended December 31,
	2024	2023	2022

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(492)	$(738)	$(1,331)
Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	123	114	106
Loss per share
Basic	$(4.01)	$(6.47)	$(12.54)
Diluted	$(4.01)	$(6.47)	$(12.54)

The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted loss per share were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Unvested restricted stock units	2	5	10
Shares related to convertible debt instruments	31	36	25
Total	33	41	35
Wayfair may settle conversions of the Non-Accreting Notes in cash, shares of Wayfair’s Class A common stock or any combination thereof at its election. The Capped Calls are generally expected to reduce the potential dilution of Wayfair's Class A common stock upon any conversion of the Non-Accreting Notes and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Notes upon conversion of the Non-Accreting Notes to the extent the market price per share of Wayfair’s Class A common stock is greater than the strike price of the Capped Calls (which corresponds to the initial conversion prices of the Non-Accreting Notes, subject to certain adjustments under the terms of the Capped Calls), with such reduction and/or offset capped at the Initial Cap Price.
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
Wayfair's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net income or loss before depreciation and amortization, equity-based compensation and related taxes, interest income or expense, net, other income or expense, net, provision or benefit for income taxes, net, non-recurring items and other items not indicative of ongoing operating performance. These charges are excluded from the evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance. The CODM uses Adjusted EBITDA to assess segment performance while deciding how to allocate resources as a benchmark to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.
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

The following tables present net revenue, significant segment expenses and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Year Ended December 31,
	2024			2023			2022

	(in millions)
	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Net revenue	$10,373	$1,478	$11,851	$10,482	$1,521	$12,003	$10,464	$1,754	$12,218

Less:
Cost of goods sold (1)	7,122	1,095	8,217	7,146	1,129	8,275	7,385	1,348	8,733
Advertising	1,292	180	1,472	1,234	163	1,397	1,277	196	1,473

Other segment items (2)	1,388	321	1,709	1,658	367	2,025	1,900	528	2,428
Adjusted EBITDA	$571	$(118)	$453	$444	$(138)	$306	$(98)	$(318)	$(416)
Less: reconciling items (3)			945			1,044			$915
Net loss			$(492)			$(738)			$(1,331)

(1)	Cost of goods sold excludes costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from cost of goods sold are depreciation and amortization and equity-based compensation and related taxes.
(2)	Other segment items include customer service and merchant fees and selling, operations, technology, general and administrative, and exclude any costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from other segment items are depreciation and amortization, equity-based compensation and related taxes, interest income or expense, net, other income or expense, net, provision or benefit for income taxes, net, non-recurring items and other items not indicative of ongoing operating performance.
(3) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss:

	Year Ended December 31,
	2024	2023	2022

	(in millions)
Depreciation and amortization	$387	$417	$371
Equity-based compensation and related taxes	411	623	527
Interest expense, net	29	17	27
Other (income) expense, net	21	(1)	4
Provision for income taxes, net	10	9	12
Other:
Impairment and other related net charges (a)	37	14	39
Restructuring charges (b)	79	65	31
Gain on debt extinguishment (c)	(29)	(100)	(96)
Total reconciling items	$945	$1,044	$915

(a)
During the year ended December 31, 2024, Wayfair recorded net charges of $37 million, inclusive of $34 million associated with weakened macroeconomic conditions in connection with our German operations, $2 million related to changes in sublease market conditions and $1 million related to construction in progress assets at identified U.S. locations. During the year ended December 31, 2023, Wayfair recorded net charges of $14 million, inclusive of $5 million related to consolidation of certain customer service centers and $9 million related to construction in progress assets at identified U.S. locations. During the year ended December 31, 2022, we recorded net charges of $39 million, inclusive of $31 million of lease impairment and other net charges related to changes in market conditions around future sublease income for one office location in the U.S. and charges of $8 million related to construction in progress assets at an International warehouse.

(b)
During the year ended December 31, 2024, Wayfair incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reductions. During the year ended December 31, 2023, Wayfair incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions. During the year ended December 31, 2022, Wayfair incurred $31 million of charges consisting primarily of one-time employee severance and benefit costs associated with the August 2022 workforce reductions.

(c)
During the year ended December 31, 2024, Wayfair recorded a $29 million gain on debt extinguishment upon repurchase of $518 million in aggregate principal amount of the 2025 Notes, $215 million in aggregate principal amount of the 2026 Notes and the remaining $39 million in aggregate principal amount of the 2025 Accreting Notes. During the year ended December 31, 2023, Wayfair recorded a $100 million gain on debt extinguishment upon repurchase of $83 million in aggregate principal amount of the 2024 Notes and $535 million in aggregate principal amount of the 2025 Notes. During the year ended December 31, 2022, Wayfair recorded a $96 million gain on debt extinguishment upon repurchase of $375 million in aggregate principal amount of the 2024 Notes and $229 million in aggregate principal amount of the 2025 Notes.

See “Non-GAAP Financial Measures” in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for more information regarding the use of Adjusted EBITDA.

The following table presents long-lived assets attributable to Wayfair's reportable segments reconciled to the consolidated amounts:

	Year Ended December 31,
	2024	2023

	(in millions)
Geographic long-lived assets:
U.S.	$789	$783
International	279	267
Total reportable segment long-lived assets	1,068	1,050
Plus: reconciling corporate long-lived assets	460	518
Total long-lived assets	$1,528	$1,568
U.S. and International long-lived assets consist of property and equipment, net and operating lease ROU assets. Corporate long-lived assets consist of property and equipment, net, including capitalized internal-use software and website development costs, and operating lease ROU assets at corporate facilities.
The following table presents total assets attributable to Wayfair's reportable segments reconciled to consolidated amounts:

	Year Ended December 31,
	2024	2023

	(in millions)
Assets by segment:
U.S.	$1,245	$1,243
International	328	312
Total reportable segment assets	1,573	1,555
Plus: reconciling corporate assets	1,886	1,919
Total assets	$3,459	$3,474
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
14. Subsequent Events
On January 10, 2025, Wayfair announced its decision to exit the German market, herein referred to as the Germany Restructuring, including a workforce reduction impacting approximately 730 employees, although Wayfair expects approximately half of these positions to relocate to other corporate offices.
As a result of the Germany Restructuring, Wayfair expects to incur aggregate charges of approximately $102 million to $111 million, consisting of (i) approximately $40 million to $44 million in employee-related costs, including severance, benefits, relocation and transition costs and (ii) approximately $62 million to $67 million of other primarily non-cash charges, including gross impairment charges related to facility closures and other wind-down activities and excluding any recoveries that may be recognized related to our leases. Wayfair recorded partial non-cash charges during the year ended December 31, 2024 and expects to incur the remainder of the aggregate charges during the first quarter of 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2024, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report which is included immediately following Item 9A. Controls and Procedures, in this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2024 covered by this Annual Report on Form 10-K, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Wayfair Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Wayfair Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wayfair Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 20, 2025

Item 9B. Other Information
(c)    Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted an insider trading compliance policy regarding securities transactions (the “Insider Trading Compliance Policy”) that applies to our directors, officers, employees, consultants, and contractors and those of our subsidiaries. We believe that the Insider Trading Compliance Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of our securities, as well as the applicable rules and regulations of the New York Stock Exchange. A copy of the Insider Trading Compliance Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
The remainder of the information required by this Item 10 is incorporated by reference from our proxy statement for our 2025 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2024.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our proxy statement for our 2025 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our proxy statement for our 2025 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our proxy statement for our 2025 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our proxy statement for our 2025 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2024.
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
Item 16. Form 10–K Summary
Not applicable.
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	File No.	Filing Date	Exhibit Number
3.1	Restated Certificate of Incorporation of the Company		8-K	001-36666	10/8/2014	3.1
3.2	Amended and Restated Bylaws of Wayfair Inc.		8-K	001-36666	2/14/2025	3.1
4.1	Specimen stock certificate evidencing the shares of Class A common stock of the Company		S-1	333-198171	9/19/2014	4.1
4.2	Indenture, dated as of August 19, 2019, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	8/19/2019	4.1
4.3	Form of 1.00% Convertible Senior Notes due 2026 (included in Exhibit 4.2)
4.4	Form of Indenture by and between Wayfair Inc., Wayfair LLC, as Guarantor, and U.S. Bank National Association, as trustee		8-K	001-36666	4/8/2020	4.1
4.5	Form of 2.50% Accreting Convertible Senior Notes due 2025 (included in Exhibit 4.4)
4.6	Indenture, dated as of August 14, 2020, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	8/17/2020	4.1
4.7	Form of 0.625% Convertible Senior Notes due 2025 (included in Exhibit 4.6)
4.8	Indenture, dated as of September 13, 2022, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	9/14/2022	4.1
4.9	Form of 3.25% Convertible Senior Notes due 2027 (included in Exhibit 4.8)
4.10	Indenture, dated as of May 12, 2023, by and between Wayfair Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K	001-36666	5/12/2023	4.1
4.11	Form of 3.50% Convertible Senior Notes due 2028 (included in Exhibit 4.10).		8-K	001-36666	5/12/2023
4.12	Indenture, dated October 8, 2024, among Wayfair LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent		8-K	001-36666	10/8/2024	4.1
4.13	Form of 7.25% Senior Secured Notes (included in Exhibit 4.12)		8-K	001-36666	10/8/2024
4.14	Description of Wayfair Securities		10-K	001-36666	2/25/2021	4.12
10.1+	2014 Incentive Award Plan		S-1	333-198171	9/19/2014	10.3
10.2+	Amendment No. 1 to 2014 Incentive Award Plan (included in Annex B)		DEF14A	001-36666	8/29/2022
10.3+	Form of Option Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)		S-1	333-198171	9/19/2014	10.4

10.4+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)	S-1	333-198171	9/19/2014	10.5
10.5+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2018)	10-K	001-3666	2/25/2019	10.6
10.6+	Form of Restricted Stock Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)	S-1	333-198171	9/19/2014	10.6
10.7+	Form of Indemnification and Advancement Agreement for Directors and Executive Officers	8-K	001-36666	1/8/2018	10.1
10.8+	Form of Amended and Restated Letter Agreement, dated May 6, 2014 between the Company and each of Niraj Shah and Steven Conine	S-1	333-198171	8/15/2014	10.11
10.9	Credit Agreement, dated March 24, 2021 among Wayfair Inc., Wayfair LLC, the lending institutions from time to time parties thereto and Citibank, N.A., in its capacity as administrative agent, collateral agent, swingline lender and a letter of credit issuer	8-K	001-36666	3/26/2021	10.1
10.10	Amendment No. 1 to the Credit Agreement, dated October 11, 2021, among Wayfair Inc., Wayfair LLC and Citibank, N.A. as the Administrative Agent	10-K	001-36666	2/24/2022	10.12
10.11	2020 Incremental Commitment Joinder Agreement and Consent to Waiver, dated October 30, 2020, among Silicon Valley Bank, as an Incremental Lender, the other Lenders party thereto, Wayfair LLC, Wayfair Inc. and Citibank, N.A., as Administrative Agent.	10-Q	001-36666	11/3/2020	10.15
10.12	Letter Agreement, dated November 14, 2018, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.2
10.13	Letter Agreement, dated November 14, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.3
10.14	Letter Agreement, dated November 14, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2018 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.4
10.15	Amended and Restated Letter Agreement, dated November 15, 2018, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.5
10.16	Amended and Restated Letter Agreement, dated November 15, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.6
10.17	Amended and Restated Letter Agreement, dated November 15, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Base Capped Call Transaction	8-K	001-36666	11/19/2018	10.7
10.18	Amended and Restated Letter Agreement, dated November 15, 2018, between Citibank, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.8
10.19	Amended and Restated Letter Agreement, dated November 15, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.9

10.20	Amended and Restated Letter Agreement, dated November 15, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2017 Additional Capped Call Transaction	8-K	001-36666	11/19/2018	10.10
10.21	Letter Agreement, dated November 27, 2018, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the 2018 Additional Capped Call Transaction	8-K	001-36666	11/29/2018	10.1
10.22	Letter Agreement, dated November 27, 2018, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2018 Additional Capped Call Transaction	8-K	001-36666	11/29/2018	10.2
10.23	Letter Agreement, dated November 27, 2018, between Bank of America, N.A. and Wayfair Inc. regarding the 2018 Additional Capped Call Transactions	8-K	001-36666	11/29/2018	10.3
10.24	Letter Agreement, dated August 14, 2019, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.2
10.25	Letter Agreement, dated August 14, 2019, between Citibank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.3
10.26	Letter Agreement, dated August 14, 2019, between JPMorgan Chase Bank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.4
10.27	Letter Agreement, dated August 16, 2019, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.5
10.28	Letter Agreement, dated August 16, 2019, between Citibank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.6
10.29	Letter Agreement, dated August 16, 2019, between JPMorgan Chase Bank, N.A. and Wayfair Inc. regarding the 2019 Base Capped Call Transactions	8-K	001-36666	8/19/2019	10.7
10.30	Form of Registration Rights Agreement by and between Wayfair Inc. and GHEP VII Aggregator, L.P., CBEP Investments, LLC and The Spruce House Partnership LLC	8-K	001-36666	4/8/2020	10.2
10.31	Letter Agreement, dated August 11, 2020, between Barclays PLC and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.2
10.32	Letter Agreement, dated August 11, 2020, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.3
10.33	Letter Agreement, dated August 11, 2020, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.4
10.34	Letter Agreement, dated August 11, 2020, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.5
10.35	Letter Agreement, dated August 11, 2020, between Nomura Global Financial Products Inc. and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.6
10.36	Letter Agreement, dated August 11, 2020, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction	8-K	001-36666	8/17/2020	10.7

10.37	Letter Agreement, dated August 12, 2020, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.8
10.38	Letter Agreement, dated August 12, 2020, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.9
10.39	Letter Agreement, dated August 12, 2020, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.10
10.40	Letter Agreement, dated August 12, 2020, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.11
10.41	Letter Agreement, dated August 12, 2020, between Nomura Global Financial Products Inc. and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.12
10.42	Letter Agreement, dated August 12, 2020, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction	8-K	001-36666	8/17/2020	10.13
10.43	Letter Agreement, dated September 8, 2022, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.2
10.44	Letter Agreement, dated September 8, 2022, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.3
10.45	Letter Agreement, dated September 8, 2022, between Barclays Bank PLC and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.4
10.46	Letter Agreement, dated September 8, 2022, between BNP Paribas and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.5
10.47	Letter Agreement, dated September 8, 2022, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.6
10.48	Letter Agreement, dated September 9, 2022, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.7
10.49	Letter Agreement, dated September 9, 2022, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.8
10.50	Letter Agreement, dated September 9, 2022, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.9
10.51	Letter Agreement, dated September 9, 2022, between BNP Paribas and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.10
10.52	Letter Agreement, dated September 9, 2022, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.11
10.53+	Wayfair Inc. 2023 Incentive Award Plan	10-Q	001-36666	5/4/2023	10.1+
10.54+	Form of Restricted Stock Unit Agreement under the 2023 Incentive Award Plan (adopted fiscal 2023)	10-Q	001-36666	5/4/2023	10.2+
10.55	Letter Agreement, dated May 9, 2023, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	5/12/2023	10.2

10.56	Letter Agreement, dated May 9, 2023, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	5/12/2023	10.3
10.57	Letter Agreement, dated May 9, 2023, between Barclays Bank PLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	5/12/2023	10.4
10.58	Letter Agreement, dated May 9, 2023, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	5/12/2023	10.5
10.59	Letter Agreement, dated May 9, 2023, between BNP Paribas and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	5/12/2023	10.6
10.60	Letter Agreement, dated May 9, 2023, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.		8-K	001-36666	5/12/2023	10.7
10.61	Letter Agreement, dated May 10, 2023, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.8
10.62	Letter Agreement, dated May 10, 2023, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.9
10.63	Letter Agreement, dated May 10, 2023, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.10
10.64	Letter Agreement, dated May 10, 2023, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.11
10.65	Letter Agreement, dated May 10, 2023, between BNP Paribas and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.12
10.66	Letter Agreement, dated May 10, 2023, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.13
10.67	Amendment No. 2 to the Credit Agreement, dated June 13, 2023, among Wayfair Inc., Wayfair LLC and Citibank, N.A. as the Administrative Agent		10-Q	001-36666	8/3/2023	10.16
19.1	Wayfair Inc. Insider Trading Compliance Policy	X
21.1	Subsidiaries of the Company	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Compensation Recovery Policy		10-K	001-36666	2/22/2024	97.1

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X
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
Date: February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NIRAJ SHAH	Chief Executive Officer and President, Co-Founder and Director (Principal Executive Officer)	February 20, 2025
Niraj Shah

/s/ KATE GULLIVER	Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	February 20, 2025
Kate Gulliver

/s/ STEVEN CONINE	Co-Founder and Director	February 20, 2025
Steven Conine

/s/ JEFFREY NAYLOR	Director	February 20, 2025
Jeffrey Naylor

/s/ DIANA FROST	Director	February 20, 2025
Diana Frost

/s/ ANDREA JUNG	Director	February 20, 2025
Andrea Jung

/s/ MICHAEL KUMIN	Director	February 20, 2025
Michael Kumin

/s/ JEREMY KING	Director	February 20, 2025
Jeremy King

/s/ ANKE SCHÄFERKORDT	Director	February 20, 2025
Anke Schäferkordt

/s/ MICHAEL E. SNEED	Director	February 20, 2025
Michael E. Sneed