Form 10-Q
period 2025-03-31
Wayfair Inc.
filed 2025-05-01
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at April 24, 2025
Class A Common Stock, $0.001 par value per share	103,657,178
Class B Common Stock, $0.001 par value per share	24,658,295

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WAYFAIR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2025	2024

	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,338	$1,316
Short-term investments	30	56
Accounts receivable, net	140	155
Inventories	90	76
Prepaid expenses and other current assets	295	274
Total current assets	1,893	1,877
Operating lease right-of-use assets	912	925
Property and equipment, net	556	603
Other non-current assets	58	54
Total assets	$3,419	$3,459
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,123	$1,246
Other current liabilities	1,160	1,124
Total current liabilities	2,283	2,370
Long-term debt	3,000	2,882
Operating lease liabilities, net of current	914	929
Other non-current liabilities	31	33
Total liabilities	6,228	6,214
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at March 31, 2025 and December 31, 2024	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 102,290,399 and 100,762,581 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 24,658,295 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,821	1,751
Accumulated deficit	(4,623)	(4,510)
Accumulated other comprehensive (loss) income	(7)	4
Total stockholders' deficit	(2,809)	(2,755)
Total liabilities and stockholders' deficit	$3,419	$3,459
See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions, except per share data)
Net revenue	$2,730	$2,729
Cost of goods sold	1,893	1,910
Gross profit	837	819
Operating expenses:
Customer service and merchant fees	107	117
Advertising	344	324
Selling, operations, technology, general and administrative	429	534
Impairment and other related net charges	23	—
Restructuring charges	56	79
Total operating expenses	959	1,054
Loss from operations	(122)	(235)
Interest expense, net	(23)	(6)
Other income (expense), net	10	(4)
Gain on debt extinguishment	25	—
Loss before income taxes	(110)	(245)
Provision for income taxes	3	3
Net loss	$(113)	$(248)
Loss per share:
Basic	$(0.89)	$(2.06)
Diluted	$(0.89)	$(2.06)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	127	120
Diluted	127	120

See notes to unaudited condensed consolidated financial statements

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions)
Net loss	$(113)	$(248)
Other comprehensive loss:
Foreign currency translation adjustments	(11)	—
Comprehensive loss	$(124)	$(248)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit

	(in millions)
Balance at December 31, 2023	118	$—	$1,316	$(4,018)	$(5)	$(2,707)
Net loss	—	—	—	(248)	—	(248)
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation	—	—	130	—	—	130
Balance at March 31, 2024	120	$—	$1,446	$(4,266)	$(5)	$(2,825)

Balance at December 31, 2024	125	$—	$1,751	$(4,510)	$4	$(2,755)
Net loss	—	—	—	(113)	—	(113)
Other comprehensive loss	—	—	—	—	(11)	(11)
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation	—	—	70	—	—	70
Balance at March 31, 2025	127	$—	$1,821	$(4,623)	$(7)	$(2,809)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions)
Cash flows for operating activities:
Net loss	$(113)	$(248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	104
Equity-based compensation expense	64	119
Amortization of debt discount and issuance costs	3	3
Impairment and other related net charges	23	—
Gain on debt extinguishment	(25)	—
Other non-cash adjustments	12	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	16	9
Inventories	(14)	(7)
Prepaid expenses and other assets	—	34
Accounts payable and other liabilities	(143)	(152)
Net cash used in operating activities	(96)	(139)

Cash flows for investing activities:
Purchase of short- and long-term investments	(18)	(36)
Sale and maturities of short- and long-term investments	44	15
Purchase of property and equipment	(5)	(13)
Site and software development costs	(38)	(41)
Net cash used in investing activities	(17)	(75)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	691	—
Payments to extinguish debt	(551)	—
Net cash provided by financing activities	140	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	18	(215)

Cash, cash equivalents and restricted cash
Beginning of period	$1,320	$1,326
End of period	$1,338	$1,111
See notes to unaudited condensed consolidated financial statements

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024

	(in millions)
Supplemental cash flow information:
Cash paid for interest on long-term debt	$16	$18
Purchase of property and equipment included in accounts payable and other liabilities	$7	$20

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,338	$1,107
Restricted cash included within prepaid expenses and other current assets	—	4
Total cash, cash equivalents and restricted cash	$1,338	$1,111

See notes to unaudited condensed consolidated financial statements

Wayfair Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are those of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, “Wayfair,” “the Company" or similar terms refer to Wayfair Inc. and its subsidiaries. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the United States (“U.S.”) Securities and Exchange Commission ("SEC") regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Furthermore, interim results are not necessarily indicative of the results for the full year ended December 31, 2025 or future periods.
The Company has identified significant accounting policies that are critical to understanding its business and results of operations. Wayfair believes that there have been no significant changes during the three months ended March 31, 2025 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to update reportable income tax disclosure requirements, primarily through enhanced disclosures on the rate reconciliation table and other disclosures, including total income taxes paid by jurisdiction. The amendment is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The amendment should be applied prospectively, with retrospective adoption permitted. Wayfair is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specific expense categories in the notes to the financial statements. The amendment is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The amendment should be applied prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. Wayfair is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendment is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The amendment can be applied either on a prospective or retrospective basis. Wayfair is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of March 31, 2025, accounts receivable was $140 million, net of allowance for credit losses of $21 million. As of December 31, 2024, accounts receivable was $155 million, net of allowance for credit losses of $18 million. The changes in the allowance for credit losses were not material for the three months ended March 31, 2025. Management believes credit risk is mitigated for the three months ended March 31, 2025, as approximately 98.6% of the net revenue recognized was collected in advance of recognition.

Contract Liabilities
Contract liabilities included in other current liabilities were $232 million at March 31, 2025 and $224 million at December 31, 2024, respectively.
During the three months ended March 31, 2025, Wayfair recognized $148 million of net revenue that was included within other current liabilities, as of December 31, 2024.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 9, Segment and Geographic Information, for additional information.
Impairment and Other Related Net Charges
During the three months ended March 31, 2025, Wayfair recorded net charges of $23 million, inclusive of $20 million associated with its decision to exit the German market (the “Germany Restructuring”) and weakened macroeconomic conditions in connection with its German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S. The $20 million of charges associated with the Germany Restructuring is inclusive of $9 million related to operating lease right-of-use (“ROU”) assets, $19 million related to property, plant and equipment, partially offset by a recovery of $8 million related to the termination of its office lease in Germany.
Restructuring Charges
During the three months ended March 31, 2025, Wayfair incurred $56 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $40 million related to the Germany Restructuring and $16 million related to the March 2025 workforce reduction, which impacted members of the technology team. As of March 31, 2025, Wayfair expects the total cost to be incurred under both actions to be $79 million, of which $56 million has been recorded to date. Wayfair expects to incur the remainder of the charges through the year ended December 31, 2025. As of March 31, 2025, $29 million and $6 million, is accrued within other current liabilities, for employee severance benefits for the Germany Restructuring and the March 2025 workforce reduction, respectively.
3. Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements
Investments
As of March 31, 2025 and December 31, 2024, Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the three months ended March 31, 2025 and 2024, Wayfair did not have any realized gains or losses. Interest income includes interest earned from cash and cash equivalents and marketable securities. During the three months ended March 31, 2025 and 2024, Wayfair recorded $10 million and $12 million of interest income, respectively.
During the three months ended March 31, 2025 and 2024, Wayfair did not recognize any credit losses related to its available-for-sale debt securities. As of March 31, 2025 and December 31, 2024, Wayfair did not have an allowance for credit losses recorded related to its available-for-sale debt securities.
The following table presents details of Wayfair’s investment securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$30	$—	$—	$30
Total	$30	$—	$—	$30

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$56	$—	$—	$56
Total	$56	$—	$—	$56
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
The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$480	$—	$—	$480
Cash equivalents	858	—	—	858
Total cash and cash equivalents	1,338	—	—	1,338
Short-term investments:
Investment securities	—	30	—	30
Total	$1,338	$30	$—	$1,368

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$461	$—	$—	$461
Cash equivalents	855	—	—	855
Total cash and cash equivalents	1,316	—	—	1,316
Short-term investments:
Investment securities	—	56	—	56
Prepaid expenses and other current assets:
Certificate of deposit (1)	4	—	—	4
Total	$1,320	$56	$—	$1,376
(1) The certificate of deposit is classified as restricted cash that is primarily restricted to funds held in collateral.
4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing:

	March 31, 2025			December 31, 2024
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

	(in millions)
Revolving Credit Facility			$—			$—
2025 Notes	237	(1)	236	237	(1)	236
2026 Notes	156	—	156	734	(3)	731
2027 Notes	690	(6)	684	690	(7)	683
2028 Notes	690	(8)	682	690	(9)	681
2029 Secured Notes	800	(13)	787	800	(13)	787
2030 Secured Notes	700	(9)	691	—	—	—
Total Debt			$3,236			$3,118
Short-term debt (1)			236			236
Long-term debt			$3,000			$2,882
(1) Short-term debt consists of $236 million for the 2025 Notes (as defined below) as of March 31, 2025 and December 31, 2024. Short-term debt is presented within other current liabilities in the condensed consolidated balance sheets.
Wayfair’s indebtedness includes unsecured 0.625% Convertible Senior Notes due 2025 (the “2025 Notes”), unsecured 1.00% Convertible Senior Notes due 2026 (the “2026 Notes”), unsecured 3.25% Convertible Senior Notes due 2027 (the “2027 Notes”), unsecured 3.50% Convertible Senior Notes due 2028 (the “2028 Notes”, and together with the 2025 Notes, 2026 Notes and 2027 Notes, the “Convertible Notes”), 7.250% Senior Secured Notes due 2029 (the “2029 Secured Notes”) and 7.750% Senior Secured Notes due 2030 (the “2030 Secured Notes”, together with the 2029 Secured Notes, the “Senior Secured Notes” and together with the Convertible Notes, the “Notes”).

Revolving Credit Facility
On March 13, 2025, Wayfair and certain of its subsidiaries (together, the “Guarantors”) and Wayfair LLC, a subsidiary of Wayfair, as borrower (the “Borrower”), entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”) among Wayfair, the Borrower, the lenders and letter of credit issuers parties thereto and Citibank, N.A., in its capacity as administrative agent, collateral agent and a letter of credit issuer. The Amended and Restated Credit Agreement amends and restates and replaces that certain credit agreement, dated as of March 24, 2021 (as amended, amended and restated, supplemented and/or otherwise modified from time to time prior to entry into the Amended and Restated Credit Agreement), by and among the Borrower, Wayfair, each other credit party from time to time party thereto, each lender from time to time party thereto, Citibank N.A. as the administrative agent for the lenders and letter of credit issuer, and each other letter of credit issuer from time to time party thereto.
The Amended and Restated Credit Agreement provides for a $500 million senior secured revolving credit facility (the “Revolver”) with a maturity of March 13, 2030, subject to a springing earlier maturity in certain circumstances. Debt issuance costs for the Revolver are included in other non-current assets and are amortized to interest expense over the Revolver’s term. As of March 31, 2025, there were no revolving loans outstanding under the Revolver.
Under the Amended and Restated Credit Agreement, the Borrower may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had $71 million outstanding letters of credit as of March 31, 2025, primarily as security for lease agreements, which reduced the availability of credit under the Revolver. Any amounts outstanding under the Revolver are due at maturity.
The proceeds of the Revolver may be used to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. The Borrower’s obligations under the Revolver are guaranteed by the Guarantors. The obligations of the Borrower and the Guarantors are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors, including, with certain exceptions, all of the capital stock of Wayfair’s domestic subsidiaries and 65% of the voting capital stock and 100% of the non-voting capital stock of Wayfair’s first-tier foreign subsidiaries.
The Revolver borrowings bear interest through maturity at a variable rate based upon, at the Borrower’s option, (i) with respect to loans denominated in U.S. dollars, either (x) the Adjusted Term SOFR (as defined in the Amended and Restated Credit Agreement) rate or (y) the base rate (which is the highest of (x) the prime rate, (y) one-half of 1.00% in excess of the federal funds effective rate and (z) 1.00% in excess of the one-month Adjusted Term SOFR rate), (ii) with respect to loans denominated in an alternative currency (other than Pounds Sterling), the Adjusted Eurocurrency Rate (as defined in the Amended and Restated Credit Agreement) or (iii) with respect to loans denominated in Pounds Sterling, the RFR (as defined in the Amended and Restated Credit Agreement) rate, plus, in each case, an applicable margin.
As of March 31, 2025, the applicable margin for Adjusted Term SOFR and Adjusted Eurocurrency Rate loans is 1.25% per annum, the applicable margin for base rate loans is 0.25% per annum and the applicable margin for RFR loans is 1.2826% per annum. The applicable margin is subject to specified changes depending on Wayfair’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Amended and Restated Credit Agreement.
The Amended and Restated Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured revolving credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also contains customary events of default, subject to thresholds and grace periods, including, among others, payment default, covenant default, cross default to other material indebtedness and judgment default. In addition, the Amended and Restated Credit Agreement requires Wayfair to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the Amended and Restated Credit Agreement) of 4.00 to 1.00, subject to a 0.50 step up following certain permitted acquisitions. Wayfair does not expect any of these restrictions to affect or limit the ability to conduct business in the ordinary course. As of March 31, 2025, Wayfair was in compliance with all covenants.
Senior Secured Notes
On March 13, 2025, Wayfair LLC (the “Issuer”), a subsidiary of Wayfair, issued $700.0 million aggregate principal amount of 2030 Secured Notes. The 2030 Secured Notes are governed by an indenture between the Issuer, the guarantors named therein (including Wayfair) and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. The indenture provides, among other things, that the 2030 Secured Notes will be senior secured obligations of the Issuer. Interest on the 2030 Secured Notes is payable semi-annually, in arrears, on March 15 and September 15 of each year, commencing on September 15, 2025, at a rate of 7.750% per annum. The annual effective interest rate of the 2030 Secured Notes is 7.90%. Transaction costs to issue the 2030 Secured Notes were recorded as direct deductions from the related debt liabilities and amortized to interest expense, net using the effective interest method over the terms of the corresponding 2030 Secured Notes. The 2030 Secured Notes will mature on September 15, 2030, unless earlier redeemed, in accordance with their terms or repurchased.
The following table summarizes certain terms related to the Company’s current outstanding Senior Secured Notes:

Senior Secured Notes	Maturity Date	Annual Coupon Rate	Annual Effective Interest Rate	Payment Dates for Semi-Annual Interest Payments in Arrears
2029 Secured Notes	October 31, 2029	7.250%	7.50%	April 15 and October 15
2030 Secured Notes	September 15, 2030	7.750%	7.90%	March 15 and September 15
Convertible Notes
The following table summarizes certain terms related to the Company’s current outstanding Convertible Notes:

Convertible Notes	Maturity Date	Annual Coupon Rate	Annual Effective Interest Rate	Payment Dates for Semi-Annual Interest Payments in Arrears
2025 Notes	October 1, 2025	0.625%	0.9%	April 1 and October 1
2026 Notes	August 15, 2026	1.000%	1.2%	February 15 and August 15
2027 Notes	September 15, 2027	3.250%	3.6%	March 15 and September 15
2028 Notes	November 15, 2028	3.500%	3.8%	May 15 and November 15
Conversion and Redemption Terms of the Notes
Wayfair's Convertible Notes will mature at their maturity date unless earlier purchased, redeemed or converted. The Convertible Notes’ initial conversion terms are summarized below:

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
Wayfair will settle any conversions of the Convertible Notes in cash, shares of Wayfair’s Class A common stock or a combination thereof, with the form of consideration determined at Wayfair’s election. The holders of the Convertible Notes may convert all or a portion of such Notes prior to certain specified dates (each, a “Free Convertibility Date”) under the following circumstances (in each case, as applicable to each series of Convertible Notes):
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
On or after the applicable Free Convertibility Date until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, holders of the Convertible Notes may convert their Convertible Notes at any time.
The conditional conversion features of the 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes were not triggered during the calendar quarter ended March 31, 2025, therefore, the 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes are not convertible during the calendar quarter ended June 30, 2025 pursuant to the applicable last reported sales price conditions.
Upon the occurrence of a fundamental change (as defined in the applicable indenture), holders of the applicable series of the Convertible Notes may require Wayfair to repurchase all or a portion of such Notes for cash at a price equal to 100% of the principal amount of such Notes to be repurchased plus any accrued but unpaid interest to, but excluding, the fundamental change repurchase date. Holders of the Convertible Notes who convert their respective Notes in connection with a make-whole fundamental change or a notice of redemption (each as defined in the applicable indenture) may be entitled to a premium in the form of an increase in the conversion rate of the respective Notes.
Wayfair may not redeem the Convertible Notes prior to certain dates (the “Redemption Date”). On or after the applicable Redemption Date, Wayfair may redeem for cash all or part of the applicable series of the Convertible Notes if the last reported sale price of Wayfair’s Class A common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which Wayfair provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which Wayfair provides notice of the redemption. The redemption price will be either 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, or the if-converted value if the holder elects to convert their Convertible Notes upon receiving notice of redemption.
Partial Extinguishment of Convertible Notes
On March 14, 2025, in connection with the issuance of the 2030 Secured Notes, Wayfair repurchased $578 million aggregate principal amount of the 2026 Notes. In accounting for the repurchases, Wayfair recorded a $25 million gain on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $551 million and the net carrying value of the 2026 Notes of $576 million.
Conversions of Convertible Notes
During the three months ended March 31, 2025, there were no conversions of the Convertible Notes.
Interest Expense
During the three months ended March 31, 2025, Wayfair recognized contractual interest expense and debt discount amortization of $32 million and $3 million, respectively. During the three months ended March 31, 2024, Wayfair recognized contractual interest expense and debt discount amortization of $15 million and $3 million, respectively.
Fair Value of the Notes
As of March 31, 2025, the estimated fair value of the 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, 2029 Secured Notes and 2030 Secured Notes was $231 million, $147 million, $678 million, $737 million, $768 million and $677 million, respectively. The estimated fair values of the Notes was determined through consideration of quoted market prices. The fair values of the Notes are classified as Level 2 as defined in Note 3, Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements. As of March 31, 2025, the if-converted value of the 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes did not exceed the principal value.

Capped Calls
The 2025 Capped Calls, 2026 Capped Calls, 2027 Capped Calls and 2028 Capped Calls (collectively, the “Capped Calls”) are expected generally to reduce the potential dilution and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Convertible Notes upon conversion of the Convertible Notes if the market price per share of Wayfair’s Class A common stock is greater than the strike price of the applicable Capped Call (which corresponds to the initial conversion price of the applicable Convertible Notes and is subject to certain adjustments under the terms of the applicable Capped Call), with such reduction and/or offset subject to a cap based on the cap price of the applicable Capped Calls (the “Initial Cap Price”). The Capped Calls can, at Wayfair’s option, remain outstanding until their maturity date, even if all or a portion of the Convertible Notes are converted, repurchased or redeemed prior to such date.
Each of the Capped Calls has an initial cap price per share of Wayfair’s Class A common stock, which represented a premium over the last reported sale price (or, with respect to the 2025 Capped Calls, the volume-weighted average price) of Wayfair’s Class A common stock on the date the corresponding Convertible Notes were priced (the “Cap Price Premium”), and is subject to certain adjustments under the terms of the corresponding agreements. Collectively, the Capped Calls cover, initially, the number of shares of Wayfair’s Class A common stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes.
The initial terms for the Capped Calls are presented below:

Capped Calls	Maturity Date	Initial Cap Price	Cap Price Premium
2025 Capped Calls	October 1, 2025	$787.08	150%
2026 Capped Calls	August 15, 2026	$280.15	150%
2027 Capped Calls	September 15, 2027	$97.62	100%
2028 Capped Calls	November 15, 2028	$73.28	100%
The Capped Calls are separate transactions from the Convertible Notes, are not subject to the terms of the Convertible Notes and will not affect any holder’s rights under the Convertible Notes. Similarly, holders of the Convertible Notes do not have any rights with respect to the Capped Calls. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to Wayfair's stock and meet the requirements to be classified in equity. The premiums paid for the Capped Calls were included as a net reduction to additional paid-in capital within stockholders’ deficit when they were entered.
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

Canada Border Services Agency
The Canada Border Services Agency (“CBSA”) is examining Wayfair’s payment of duties under the Special Import Measures Act (the “CBSA review”) for goods imported into Canada for the years ended December 31, 2023 and 2022 and part of the year ended December 31, 2021. Periodically, Wayfair receives assessments from the CBSA and Wayfair is required to pay all assessed amounts in order to exercise its appeal rights. Wayfair believes there are substantial factual and legal grounds to appeal and partially recuperate these amounts and is exploring other options to mitigate exposure. During the three months ended March 31, 2025, Wayfair incurred approximately $5 million to cost of goods sold within the condensed consolidated statements of operations and made payments of approximately $5 million of duties based on assessments received during the current period, related to the years ended December 31, 2023 and 2022 and part of the year ended December 31, 2021. As of March 31, 2025, approximately $4 million was recorded within other current liabilities in the condensed consolidated balance sheets.
The CBSA is also examining Wayfair’s valuation of duties under the Customs Act for goods imported into Canada for the years ended December 31, 2024, 2023, 2022, 2021 and 2020. The examination for part of the year ended December 31, 2024 and the years ended December 31, 2023 and 2022 resulted in a benefit of $38 million recorded during the three months ended March 31, 2025 to cost of goods sold within the condensed consolidated statement of operations. This was related to an overpayment of duties during those years, and the refunds from this audit will primarily be used to offset future normal course custom duties payments and payments due under the CBSA review.
Because loss contingencies are inherently unpredictable, this assessment is subjective and requires judgments about future events. As a result, it is at least reasonably possible that this estimate may change in the near term and the effect of the potential change could be material.
6. Stockholders’ Deficit
Common Stock
Since Wayfair's initial public offering through March 31, 2025, 57,380,119 shares of Class B common stock were converted to Class A common stock.
Stock Repurchase Programs
During the three months ended March 31, 2025 and 2024, Wayfair did not repurchase any shares of Class A Common stock under the authorized repurchase programs.
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
As of March 31, 2025, 8,856,478 shares of Class A common stock remained available for future grant under the 2023 Plan.
The following table presents activity relating to RSUs for the three months ended March 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	2,455,486	$72.11
RSUs granted	1,542,600	$31.72
RSUs vested	(1,527,872)	$61.65
RSUs forfeited/canceled	(130,838)	$79.38
Unvested at March 31, 2025	2,339,376	$51.90
As of March 31, 2025, unrecognized equity-based compensation expense related to RSUs expected to vest over time is $57 million with a weighted-average remaining vesting term of 0.2 years.

The following table summarizes activity for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Weighted average grant date fair value of RSUs	$31.72	$65.40
Total fair value of vested RSUs (in millions)	$94	$172
Intrinsic value of RSUs vested (in millions)	$70	$129
As of March 31, 2025, the aggregate intrinsic value of unvested RSUs was $75 million.
Equity-based compensation was classified as follows in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Cost of goods sold	$2	$2
Customer service and merchant fees	3	5
Selling, operations, technology, general and administrative	59	112
Total equity-based compensation expense	$64	$119
Equity-based compensation costs capitalized as software costs were $6 million and $11 million for the three months ended March 31, 2025 and 2024, respectively.
8. Loss per Share
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

The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
	2025	2024

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(113)	$(248)
Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	127	120
Loss per share
Basic	$(0.89)	$(2.06)
Diluted	$(0.89)	$(2.06)
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted loss per share were as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Unvested restricted stock units	2	4
Shares related to convertible debt instruments	28	36
Total	30	40
Wayfair may settle conversions of the Convertible Notes in cash, shares of Wayfair’s Class A common stock or any combination thereof at its election. The Capped Calls are generally expected to reduce the potential dilution of Wayfair's Class A common stock upon any conversion of the Convertible Notes and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Notes upon conversion of the Convertible Notes to the extent the market price per share of Wayfair’s Class A common stock is greater than the strike price of the Capped Calls (which corresponds to the initial conversion prices of the Convertible Notes, subject to certain adjustments under the terms of the Capped Calls), with such reduction and/or offset capped at the Initial Cap Price.
For more information on the structure of the Notes and the Capped Calls, see Note 4, Debt and Other Financing.
9. Segment and Geographic Information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Wayfair’s CODM is its Chief Executive Officer.
Wayfair's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net income or loss before depreciation and amortization, equity-based compensation and related taxes, interest income or expense, net, other income or expense, net, provision or benefit for income taxes, non-recurring items and other items not indicative of ongoing operating performance. These charges are excluded from the evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance. The CODM uses Adjusted EBITDA to assess segment performance while deciding how to allocate resources as a benchmark to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of Wayfair’s Annual Report on Form 10-K for the year ended December 31, 2024. Wayfair allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative expenses based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, impairment and other related net charges and restructuring charges, as well as interest income or expense, net, other income or expense, net, gain or loss on debt extinguishment and provision or benefit for income taxes. There are no net revenue transactions between Wayfair's reportable segments.
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
The following tables present net revenue, significant segment expenses and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Three Months Ended March 31,
	2025			2024

	(in millions)
	U.S.	International	Total	U.S.	International	Total
Net revenue	$2,429	$301	$2,730	$2,391	$338	$2,729

Less:
Cost of goods sold (1)	1,686	193	1,879	1,634	260	1,894
Advertising	306	38	344	286	38	324

Other segment items (2)	342	59	401	350	86	436
Adjusted EBITDA	$95	$11	$106	$121	$(46)	$75
Less: reconciling items (3)			219			323
Net loss			$(113)			$(248)

(1)	Cost of goods sold excludes costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from cost of goods sold are depreciation and amortization and equity-based compensation and related taxes.
(2)	Other segment items include customer service and merchant fees and selling, operations, technology, general and administrative, and exclude any costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from other segment items are depreciation and amortization, equity-based compensation and related taxes, interest income or expense, net, other income or expense, net, provision or benefit for income taxes, net, non-recurring items and other items not indicative of ongoing operating performance.

(3) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Depreciation and amortization	$81	$104
Equity-based compensation and related taxes	68	127
Interest expense, net	23	6
Other (income) expense, net	(10)	4
Provision for income taxes	3	3
Other:
Impairment and other related net charges (a)	23	—
Restructuring charges (b)	56	79
Gain on debt extinguishment (c)	(25)	—
Total reconciling items	$219	$323

(a)
During the three months ended March 31, 2025, Wayfair recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with its German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S. Refer to Note 2, Supplemental Financial Statement Disclosures, for additional information.

(b)
During the three months ended March 31, 2025, Wayfair incurred $56 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $40 million related to the Germany Restructuring and $16 million related to the March 2025 workforce reduction. During the three months ended March 31, 2024, Wayfair incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reduction.

(c)	During the three months ended March 31, 2025, Wayfair recorded a $25 million gain on debt extinguishment upon repurchase of $578 million in aggregate principal amount of the 2026 Notes.
The following table presents long-lived assets attributable to Wayfair's reportable segments reconciled to the consolidated amounts:

	March 31, 2025	December 31, 2024

	(in millions)
Geographic long-lived assets:
U.S.	$770	$789
International	287	279
Total reportable segment long-lived assets	1,057	1,068
Plus: reconciling corporate long-lived assets	411	460
Total long-lived assets	$1,468	$1,528
U.S. and International long-lived assets consist of property and equipment, net and operating lease ROU assets. Corporate long-lived assets consist of property and equipment, net, including capitalized internal-use software and website development costs, and operating lease ROU assets at corporate facilities.

The following table presents total assets attributable to Wayfair's reportable segments reconciled to consolidated amounts:

	March 31, 2025	December 31, 2024

	(in millions)
Assets by segment:
U.S.	$1,242	$1,245
International	340	328
Total reportable segment assets	1,582	1,573
Plus: reconciling corporate assets	1,837	1,886
Total assets	$3,419	$3,459
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our investment plans and anticipated returns on those investments; our future customer growth; our future results of operations and financial position; including our exit from the German market; available liquidity and access to financing sources; our business strategy, plans and objectives of management for future operations, including our international growth and omni-channel strategy; consumer activity and behaviors; developments in our technology and systems and anticipated results of those developments; and the impact of macroeconomic events, including tariffs, interest rates, inflation and changes in tariffs and global trade relations, and our response to such events, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these terms or other similar expressions.
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
Factors that could cause or contribute to differences in our future results include, without limitation, the following:
•adverse macroeconomic conditions, including: economic instability; changes in laws and regulations and other governmental actions or policies, including those related to taxes and new or increased tariffs, and the uncertainty surrounding potential changes in such laws and regulations or other potential governmental actions or policies; export controls; sustained higher interest rates and inflation; slower growth or the potential for recession; disruptions in the global supply chain and other conditions affecting the retail environment for products we sell; and other matters that influence consumer spending and preferences, as well as our ability to plan for and respond to the impact of these conditions;
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
A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results include the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024. We qualify all of our forward-looking statements by these cautionary statements.
All dollar and percentage comparisons made herein refer to the three months ended March 31, 2025 compared to the three months ended March 31, 2024, unless otherwise noted.
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
During the three months ended March 31, 2025, net revenue increased by 0.04% compared to the same period in 2024. As of March 31, 2025, we had 21 million active customers and during the three months ended March 31, 2025, 80.2% of orders came from repeat buyers. The increased sales were due to higher average order value, partially offset by lower volume, which was driven by challenges in the category such as macroeconomic pressures, including consumer spending patterns and housing market conditions, compared to the same period in 2024. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.
Global Considerations
As disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024, our business is subject to risks related to trade policy, including new or increased tariffs by the United States (“U.S.”) and/or other foreign governments. Starting in the first quarter of 2025, the U.S. government announced additional tariffs on goods imported into the U.S. from numerous countries, including the home goods category, and multiple nations have announced tariffs and other actions in response. Trade negotiations are ongoing, but overall the global trade environment remains fluid and highly uncertain. Despite this uncertainty, we believe the structural characteristics of our retail platform position us to capture incremental market share within a category that is largely unbranded and highly substitutable. We have and will continue to partner with our suppliers to help them strategize and deliver value for our customers.
Further, we continue to closely monitor additional macroeconomic conditions, including, but not limited to, general economic instability, changes in tax laws or regulations or other governmental actions or policies, sustained higher interest rates and inflationary pressures, on our business, results of operations and financial results. These developments have and may continue to negatively impact global economic activity and consumer behavior, which have and may continue to adversely affect our business and our results of operations. As our customers react to these global economic conditions, we may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.
While it is difficult to quantify and predict the impacts of these global and domestic economic events, including fluctuating interest rates, inflationary pressures and changes in global trade policy on our business and to predict consumer spending in the near term, we believe the long-term opportunity that we see for shopping for the home online remains unchanged.

We will continue to monitor economic conditions as we work to manage our business to meet the evolving needs of our customers, employees, suppliers, partners, stockholders and communities.
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three Months Ended March 31,
	2025	2024

	(in millions, except LTM net revenue per active customer, average order value and per share data)
Key Financial Statement Metrics:
Net revenue	$2,730	$2,729
Gross profit	$837	$819
Loss from operations	$(122)	$(235)
Net loss	$(113)	$(248)
Loss per share:
Basic	$(0.89)	$(2.06)
Diluted	$(0.89)	$(2.06)
Net cash used in operating activities	$(96)	$(139)
Key Operating Metrics:
Active customers (1)	21	22
LTM net revenue per active customer (2)	$562	$537
Orders delivered (3)	9	10
Average order value (4)	$301	$285
Non-GAAP Financial Measures:
Adjusted EBITDA	$106	$75
Free Cash Flow	$(139)	$(193)
Adjusted Diluted Earnings (Loss) per Share	$0.10	$(0.32)
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
Results of Consolidated Operations
Comparison of the three months ended March 31, 2025 and 2024
Net revenue
During the three months ended March 31, 2025, net revenue increased by $1 million, or was close to flat, compared to the same period in 2024, representing a marginal increase amid persistent macroeconomics pressures on consumers. The increase in net revenue is due to higher average order value, partially offset by lower order volume, which was driven by challenges in the category such as macroeconomic pressures, including consumer spending patterns and housing market conditions, compared to the same period in 2024.
During the three months ended March 31, 2025, our U.S. net revenue increased by 1.6%. During the three months ended March 31, 2025, our International net revenue decreased by 10.9% compared to the same period in 2024, primarily due to the exit of our German business. During the three months ended March 31, 2025, International Net Revenue Constant Currency Growth was (7.1)% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Three Months Ended March 31,
	2025	2024	% Change

	(in millions)
U.S. net revenue	$2,429	$2,391	1.6%
International net revenue	301	338	(10.9)%
Net revenue	$2,730	$2,729	—%
For more information on our segments, see Note 9, Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the three months ended March 31, 2025, cost of goods sold decreased by $17 million, or 0.9%, compared to the same period in 2024. The decrease in cost of goods sold is driven by lower order volume and a benefit recognized during the three months ended March 31, 2025 related to a resolution on the valuation of duties, compared to the same period in 2024.
As a percentage of net revenue, cost of goods sold decreased to 69.3% for the three months ended March 31, 2025 compared to 70.0% in the same period in 2024, primarily due to lower order volume.

	Three Months Ended March 31,
	2025	2024	% Change

	(in millions)
Cost of goods sold	$1,893	$1,910	(0.9)%
As a percentage of net revenue	69.3%	70.0%

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

	Three Months Ended March 31,
	2025	2024	% Change

	(in millions)
Customer service and merchant fees (1)	$107	$117	(8.5)%
Advertising	344	324	6.2%
Selling, operations, technology, general and administrative (1)	429	534	(19.7)%
Impairment and other related net charges	23	—	100.0%
Restructuring charges	56	79	(29.1)%
Total operating expenses	$959	$1,054	(9.0)%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.9%	4.3%
Advertising	12.6%	11.9%
Selling, operations, technology, general and administrative (1)	15.7%	19.6%
Impairment and other related net charges	0.8%	—%
Restructuring charges	2.1%	2.9%
	35.1%	38.7%
(1) Includes equity-based compensation and related taxes as follows:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Customer service and merchant fees	$3	$6
Selling, operations, technology, general and administrative	$63	$118
During the three months ended March 31, 2025, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative decreased by $58 million, or 46.8%, compared to the same period in 2024. The decrease is driven by workforce reductions.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three Months Ended March 31,
	2025	2024

Customer service and merchant fees	3.8%	4.1%
Selling, operations, technology, general and administrative	13.4%	15.2%

Customer Service and Merchant Fees
During the three months ended March 31, 2025, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees decreased by $7 million, or 6.3%, compared to the same period in 2024. The decrease in customer service and merchant fees is primarily due to decreased compensation costs, driven by workforce reductions.
As a percentage of net revenue, total customer service and merchant fees decreased to 3.9% for the three months ended March 31, 2025 compared to 4.3% in the same period in 2024 primarily due to decreased compensation costs.
Advertising
During the three months ended March 31, 2025, our advertising expenses increased by $20 million, or 6.2%, compared to the same period in 2024. The increase reflects our response to changing market conditions and renewed investment opportunities as we seek to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses increased to 12.6% for the three months ended March 31, 2025 compared to 11.9% in the same period in 2024 due to changes in our advertising channel mix as we seek to maximize returns on advertising spend within our efficiency parameters.
Selling, operations, technology, general and administrative
During the three months ended March 31, 2025, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $50 million, or 12.0%, compared to the same period in 2024. The decrease is primarily due to decreased compensation costs, driven by workforce reductions.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 15.7% for the three months ended March 31, 2025, compared to 19.6% in the same period in 2024, primarily due to decreased compensation costs.
Impairment and other related net charges
During the three months ended March 31, 2025, impairment and other related charges increased by $23 million or 100.0%, compared to the same period in 2024. As a percentage of net revenue, impairment and other related charges increased to 0.8% from 0.0% in the same period in 2024.
During the three months ended March 31, 2025, we recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with our German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S. Refer to Note 2, Supplemental Financial Statement Disclosures, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.
Restructuring charges
During the three months ended March 31, 2025, restructuring charges decreased by $23 million or 29.1% as compared to the same period in 2024. As a percentage of net revenue, restructuring charges decreased to 2.1% from 2.9% in the same period in 2024.
During the three months ended March 31, 2025, we incurred $56 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $40 million related to the Germany Restructuring and $16 million related to the March 2025 workforce reduction. During the three months ended March 31, 2024, we incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reduction.
Interest expense, net
During the three months ended March 31, 2025, interest expense, net increased by $17 million or 283.3%, compared to the same period in 2024, primarily driven by the issuance of the 2029 Secured Notes (as defined below) in October 2024.

	Three Months Ended March 31,
	2025	2024	% Change

	(in millions)
Interest expense, net	$(23)	$(6)	283.3%
Other income (expense), net
During the three months ended March 31, 2025, other income (expense), net increased by $14 million or 350.0%, compared to the same period in 2024, primarily driven by foreign currency transaction gains. Included in other income (expense), net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Three Months Ended March 31,
	2025	2024	% Change

	(in millions)
Other income (expense), net	$10	$(4)	350.0%
Gain on debt extinguishment
During the three months ended March 31, 2025, gain on debt extinguishment increased by $25 million, or 100.0%.
During the three months ended March 31, 2025, and in connection with the issuance of the 2030 Secured Notes (as defined below), we recorded a $25 million gain on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $551 million and the net carrying value of the 2026 Notes (as defined below) of $576 million.
Refer to Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended March 31,
	2025	2024	% Change

	(in millions)
Gain on debt extinguishment	$25	$—	100.0%
Provision for income taxes
During the three months ended March 31, 2025, our provision for income taxes remained constant at $3 million compared to the same period in 2024, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes.

	Three Months Ended March 31,
	2025	2024	% Change

	(in millions)
Provision for income taxes	$3	$3	—%

Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2025, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.4 billion. Additionally, we have a $500 million senior secured revolving credit facility that matures on March 13, 2030 (the “Revolver”). As of March 31, 2025, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for $71 million as of March 31, 2025, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity for the periods presented:

	March 31,	December 31,
	2025	2024

	(in millions)
Cash and cash equivalents	$1,338	$1,316
Short-term investments	30	56
Total liquidity	$1,368	$1,372
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
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth in Part I, Item 1A, Risk Factors in our Annual Report on 10-K for the year ended December 31, 2024. In addition, macroeconomic events have caused disruption in the capital markets, including increased inflation and interest rates, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements on acceptable terms, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets.
Credit Agreement and Debt Arrangements
As of March 31, 2025, we had $3.3 billion principal amount of indebtedness outstanding. Our indebtedness includes unsecured 0.625% Convertible Senior Notes due 2025 (the “2025 Notes”), unsecured 1.00% Convertible Senior Notes due 2026 (the “2026 Notes”), unsecured 3.25% Convertible Senior Notes due 2027 (the “2027 Notes”), unsecured 3.50% Convertible Senior Notes due 2028 (the “2028 Notes”, and together with the 2025 Notes, 2026 Notes and 2027 Notes, the “Convertible Notes”), 7.250% Senior Secured Notes due 2029 (the “2029 Secured Notes”) and 7.750% Senior Secured Notes due 2030 (the “2030 Secured Notes”, together with the 2029 Secured Notes, the “Senior Secured Notes” and together with the Convertible Notes, the “Notes”).
Under the terms of our Revolver, we may use proceeds to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
On March 13, 2025, Wayfair LLC (the “Issuer”), a subsidiary of Wayfair, issued $700 million aggregate principal amount of the 2030 Secured Notes. The 2030 Secured Notes will mature on September 15, 2030, unless earlier redeemed, in accordance with their terms or repurchased. The indenture contains covenants that restrict the Issuer’s ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness, declare or pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, create certain liens, enter into certain transactions with affiliates, agree to certain restrictions on the ability of the Issuer’s restricted subsidiaries to make certain payments, sell or transfer certain assets and consolidate, merge, sell or otherwise dispose of all or substantially all of the Issuer’s or its restricted subsidiaries’ assets.
On March 14, 2025, in connection with the issuance of the 2030 Secured Notes, we repurchased $578 million aggregate principal amount of the 2026 Notes. See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information on debt and other financing transactions.
The conditional conversion features of the 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes were not triggered during the calendar quarter ended March 31, 2025, therefore, the 2025 Notes, 2026 Notes, 2027 Notes and 2028 Notes are not convertible during the calendar quarter ended June 30, 2025 pursuant to the applicable last reported sales price conditions.
Whether any of the Convertible Notes will be convertible in future quarters will depend on the satisfaction of the applicable last reported sales price condition or another conversion condition in the future. If one or more holders elect to convert their Convertible Notes at a time when any such Convertible Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the credit agreement governing the Revolver) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and debt agreements, see Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, we were in compliance with all the terms and conditions of our debt agreements.
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
The Repurchase Programs do not obligate us to purchase any shares of our Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of March 31, 2025, we have repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.

Trends and Historical Cash Flows

	Three Months Ended March 31,
	2025	2024

	(in millions)
Net loss	$(113)	$(248)
Net cash used in operating activities	$(96)	$(139)
Net cash used in by investing activities	$(17)	$(75)
Net cash provided by financing activities	$140	$—
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
Cash flows used in by operating activities decreased by $43 million during the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a decrease in net loss adjusted for non-cash items of $68 million, partially offset by an increase of $25 million for cash changes in operating assets and liabilities.
Investing Activities
Cash flows used in investing activities decreased by $58 million during the three months ended March 31, 2025, compared to the same period in 2024, due to increases in sales and maturities of short- and long-term investments of $29 million, decreases in purchases of short- and long-term investments of $18 million and decreases in purchases of property and equipment and site and software development costs of $11 million.
Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 1.6% of net revenue for the three months ended March 31, 2025 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments, including our physical retail store expansion, proprietary technology and operational platform.
Financing Activities
Cash flows provided by financing activities increased by $140 million during the three months ended March 31, 2025, compared to the same period in 2024. The increase in cash provided by is due to net proceeds from the issuance of debt of $691 million, partially offset by payments to extinguish debt of $551 million.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
During the three months ended March 31, 2025, we issued $700 million aggregate principal amount of the 2030 Secured Notes and repurchased $578 million aggregate principal amount of the 2026 Notes. See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information. Other than these financing transactions, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2024.

Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we have disclosed in this Quarterly Report on Form 10-Q the following non-GAAP financial measures: Adjusted EBITDA, Free Cash Flow, Adjusted Diluted Earnings or Loss per Share and Net Revenue Constant Currency Growth.
Adjusted EBITDA
We calculate Adjusted EBITDA as net income or loss before depreciation and amortization, equity-based compensation and related taxes, interest income or expense, net, other income or expense, net, provision or benefit for income taxes, non-recurring items and other items not indicative of our ongoing operating performance. We have provided a reconciliation below of Adjusted EBITDA to net income or loss, the most directly comparable GAAP financial measure.
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

The following table reflects the reconciliation of net income or loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Reconciliation of Adjusted EBITDA:
Net loss	$(113)	$(248)
Depreciation and amortization	81	104
Equity-based compensation and related taxes	68	127
Interest expense, net	23	6
Other (income) expense, net	(10)	4
Provision for income taxes	3	3
Other:
Impairment and other related net charges (1)	23	—
Restructuring charges (2)	56	79
Gain on debt extinguishment (3)	(25)	—
Adjusted EBITDA	$106	$75

(1)
During the three months ended March 31, 2025, we recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with our German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S. See Note 2, Supplemental Financial Statement Disclosures, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q

(2)
During the three months ended March 31, 2025, we incurred $56 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $40 million related to the Germany Restructuring and $16 million related to the March 2025 workforce reduction. During the three months ended March 31, 2024, we incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reduction.

(3)	During the three months ended March 31, 2025, we recorded a $25 million gain on debt extinguishment upon repurchase of $578 million in aggregate principal amount of the 2026 Notes.
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

The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(in millions)
Net cash used in operating activities	$(96)	$(139)
Purchase of property and equipment	(5)	(13)
Site and software development costs	(38)	(41)
Free Cash Flow	$(139)	$(193)
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
Adjusted Diluted Earnings or Loss per Share
We calculate Adjusted Diluted Earnings or Loss per Share as net income or loss plus equity-based compensation and related taxes, provision or benefit for income taxes, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method divided by the weighted-average number of shares of common stock used in the computation of diluted earnings or loss per share. Accordingly, we believe that these adjustments to our adjusted diluted net income or loss before calculating per share amounts for all periods presented provide a more meaningful comparison between our operating results from period to period.
Adjusted Diluted Earnings or Loss per Share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted Diluted Earnings or Loss per Share, by their nature, excludes equity-based compensation and related taxes, provision or benefit for income taxes, non-recurring items, other items not indicative of our ongoing operating performance, and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method.
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

A reconciliation of the numerator and denominator for diluted earnings or loss per share, the most directly comparable GAAP financial measure, to the numerator and denominator for Adjusted Diluted Earnings or Loss per Share in order to calculate Adjusted Diluted Earnings or Loss per Share, is as follows:

	Three Months Ended March 31,
	2025	2024

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(113)	$(248)
Adjustments to net loss
Equity-based compensation and related taxes	68	127
Provision for income taxes	3	3
Other:
Impairment and other related net charges	23	—
Restructuring charges	56	79
Gain on debt extinguishment	(25)	—
Numerator for Adjusted Diluted Earnings (Loss) per Share - Adjusted net income (loss)	$12	$(39)

Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	127	120
Denominator for Adjusted Diluted Earnings (Loss) per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	127	120
Diluted Loss per Share	$(0.89)	$(2.06)
Adjusted Diluted Earnings (Loss) per Share	$0.10	$(0.32)
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
There have been no material changes to our critical accounting policies and estimates since December 31, 2024. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of our critical accounting policies and estimates.
Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposures to market risk since December 31, 2024. See Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion on our exposures to market risk.

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
Item 1A. Risk Factors
As of the date of this report, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Certain Information Regarding the Trading of Our Common Stock included in our Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding our authorized share repurchase programs. As of March 31, 2025, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.1 billion. There were no repurchases made during the three months ended March 31, 2025.

Item 5. Other Information
(c)    Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, the following directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Plans
Name & Title	Action	Date	Rule 10b5-1 Plan	Non-Rule 10b5-1 Plan	Aggregate number/dollar value of securities to be purchased or sold (1)	Plan expiration date (2)
Fiona Tan , Chief Technology Officer	Adoption	March 12, 2025	X		Up to 18,797 shares to be sold	November 28, 2025
Jon Blotner, President, Commercial and Operations	Adoption	March 17, 2025	X		Up to $2,495,000 in value of shares to be sold	February 27, 2026

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

Other than those disclosed above, none of our directors or officers adopted, modified or terminated, a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended March 31, 2025.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	File No.	Filing Date	Exhibit Number
4.1	Indenture, dated March 13, 2025, among Wayfair LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent		8-K	001-36666	3/14/2025	4.1
4.2	Form of Note (included in Exhibit 4.1)		8-K	001-36666	3/14/2025	4.2
10.1	Amended and Restated Credit Agreement dated March 13, 2025, among Wayfair Inc., Wayfair LLC and Citibank, N.A., as the Administrative Agent		8-K	001-36666	3/14/2025	10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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

WAYFAIR INC.
Date: May 1, 2025	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 1, 2025	By:	/s/ KATE GULLIVER
Kate Gulliver
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)