Form 10-Q
period 2025-06-30
Wayfair Inc.
filed 2025-08-04
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at July 28, 2025
Class A Common Stock, $0.001 par value per share	105,002,641
Class B Common Stock, $0.001 par value per share	24,658,295

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WAYFAIR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2025	2024

	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,326	$1,316
Short-term investments	52	56
Accounts receivable, net	110	155
Inventories	89	76
Prepaid expenses and other current assets	233	274
Total current assets	1,810	1,877
Operating lease right-of-use assets	868	925
Property and equipment, net	540	603
Other non-current assets	60	54
Total assets	$3,278	$3,459
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,140	$1,246
Other current liabilities	1,075	1,124
Total current liabilities	2,215	2,370
Long-term debt	2,884	2,882
Operating lease liabilities, net of current	869	929
Other non-current liabilities	29	33
Total liabilities	5,997	6,214
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at June 30, 2025 and December 31, 2024	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 103,728,787 and 100,762,581 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 24,658,295 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,921	1,751
Accumulated deficit	(4,608)	(4,510)
Accumulated other comprehensive (loss) income	(32)	4
Total stockholders' deficit	(2,719)	(2,755)
Total liabilities and stockholders' deficit	$3,278	$3,459
See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except per share data)
Net revenue	$3,273	$3,117	$6,003	$5,846
Cost of goods sold	2,289	2,176	4,182	4,086
Gross profit	984	941	1,821	1,760
Operating expenses:
Customer service and merchant fees	121	121	228	238
Advertising	372	365	716	689
Selling, operations, technology, general and administrative	465	489	894	1,023
Impairment and other related net charges	—	1	23	1
Restructuring charges	9	—	65	79
Total operating expenses	967	976	1,926	2,030
Income (Loss) from operations	17	(35)	(105)	(270)
Interest expense, net	(29)	(4)	(52)	(10)
Other income (expense), net	23	(1)	33	(5)
Gain on debt extinguishment	6	—	31	—
Income (Loss) before income taxes	17	(40)	(93)	(285)
Provision for income taxes	2	2	5	5
Net income (loss)	$15	$(42)	$(98)	$(290)
Earnings (Loss) per share:
Basic	$0.11	$(0.34)	$(0.77)	$(2.39)
Diluted	$0.11	$(0.34)	$(0.77)	$(2.39)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	128	122	127	121
Diluted	129	122	127	121

See notes to unaudited condensed consolidated financial statements

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Net income (loss)	$15	$(42)	$(98)	$(290)
Other comprehensive loss:
Foreign currency translation adjustments	(25)	1	(36)	1
Comprehensive loss	$(10)	$(41)	$(134)	$(289)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit

	(in millions)
Balance at March 31, 2024	120	$—	$1,446	$(4,266)	$(5)	$(2,825)
Net loss	—	—	—	(42)	—	(42)
Other comprehensive income	—	—	—	—	1	1
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation	—	—	103	—	—	103
Unwind of capped calls	—	—	3	—	—	3
Balance at June 30, 2024	122	$—	$1,552	$(4,308)	$(4)	$(2,760)

Balance at March 31, 2025	127	$—	$1,821	$(4,623)	$(7)	$(2,809)
Net income	—	—	—	15	—	15
Other comprehensive loss	—	—	—	—	(25)	(25)
Issuance of common stock upon vesting of RSUs	1	—	—	—	—	—
Shares withheld for employee taxes	—	—	(9)	—	—	(9)
Equity-based compensation	—	—	109	—	—	109
Balance at June 30, 2025	128	$—	$1,921	$(4,608)	$(32)	$(2,719)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Six Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit

	(in millions)
Balance at December 31, 2023	118	$—	$1,316	$(4,018)	$(5)	$(2,707)
Net loss	—	—	—	(290)	—	(290)
Other comprehensive income	—	—	—	—	1	1
Issuance of common stock upon vesting of RSUs	4	—	—	—	—	—
Equity-based compensation	—	—	233	—	—	233
Unwind of capped calls	—	—	3	—	—	3
Balance at June 30, 2024	122	$—	$1,552	$(4,308)	$(4)	$(2,760)

Balance at December 31, 2024	125	$—	$1,751	$(4,510)	$4	$(2,755)
Net loss	—	—	—	(98)	—	(98)
Other comprehensive loss	—	—	—	—	(36)	(36)
Issuance of common stock upon vesting of RSUs	3	—	—	—	—	—
Shares withheld for employee taxes	—	—	(9)	—	—	(9)
Equity-based compensation	—	—	179	—	—	179
Balance at June 30, 2025	128	$—	$1,921	$(4,608)	$(32)	$(2,719)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024

	(in millions)
Cash flows for operating activities:
Net loss	$(98)	$(290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	159	203
Equity-based compensation expense	164	214
Amortization of debt discount and issuance costs	5	5
Impairment and other related net charges	23	1
Gain on debt extinguishment	(31)	—
Other non-cash adjustments	32	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	49	(37)
Inventories	(11)	(4)
Prepaid expenses and other assets	21	11
Accounts payable and other liabilities	(136)	11
Net cash provided by operating activities	177	106

Cash flows for investing activities:
Purchase of short- and long-term investments	(55)	(38)
Sale and maturities of short- and long-term investments	58	27
Purchase of property and equipment	(18)	(36)
Site and software development costs	(68)	(80)
Net cash used in investing activities	(83)	(127)

Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	691	—
Payments to extinguish debt	(742)	—
Payments of taxes related to net share settlement of equity awards	(9)	—
Other financing activities, net	—	3
Net cash (used in) provided by financing activities	(60)	3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	6	(18)

Cash, cash equivalents and restricted cash
Beginning of period	$1,320	$1,326
End of period	$1,326	$1,308
See notes to unaudited condensed consolidated financial statements

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024

	(in millions)
Supplemental cash flow information:
Cash paid for interest on long-term debt	$59	$31
Purchase of property and equipment included in accounts payable and other liabilities	$17	$15

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,326	$1,304
Restricted cash included within prepaid expenses and other current assets	—	4
Total cash, cash equivalents and restricted cash	$1,326	$1,308

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
The Company has identified significant accounting policies that are critical to understanding its business and results of operations. Wayfair believes that there have been no significant changes during the three and six months ended June 30, 2025 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of June 30, 2025, accounts receivable was $110 million, net of allowance for credit losses of $21 million. As of December 31, 2024, accounts receivable was $155 million, net of allowance for credit losses of $18 million. The changes in the allowance for credit losses were not material for the three and six months ended June 30, 2025. Management believes credit risk is mitigated for the three and six months ended June 30, 2025, as approximately 98.9% and 98.8%, respectively, of the net revenue recognized was collected in advance of recognition.

Contract Liabilities
Contract liabilities included in other current liabilities were $229 million at June 30, 2025 and $224 million at December 31, 2024. During the six months ended June 30, 2025, Wayfair recognized $158 million of net revenue that was included within other current liabilities as of December 31, 2024. During the six months ended June 30, 2024, Wayfair recognized $134 million of net revenue that was included within other current liabilities as of December 31, 2023.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 9, Segment and Geographic Information, for additional information.
Impairment and Other Related Net Charges
During the six months ended June 30, 2025, Wayfair recorded net charges of $23 million, inclusive of $20 million associated with its decision to exit the German market (the “Germany Restructuring”) and weakened macroeconomic conditions in connection with its German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S. The $20 million of charges associated with the Germany Restructuring is inclusive of $9 million related to operating lease right-of-use (“ROU”) assets, $19 million related to property, plant and equipment, partially offset by a recovery of $8 million related to the termination of its office lease in Germany.
Restructuring Charges
During the three and six months ended June 30, 2025, Wayfair incurred $9 million and $65 million, respectively, of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. During the three and six months ended June 30, 2025, this includes $6 million and $46 million, respectively, related to the Germany Restructuring and $3 million and $19 million, respectively, related to the March 2025 workforce reduction, which impacted members of the technology team.
As of June 30, 2025, Wayfair expects the total cost to be incurred under both actions to be $79 million, of which $65 million has been recorded to date. Wayfair expects to incur the remainder of the charges through the year ended December 31, 2025. As of June 30, 2025, $24 million and $3 million, is accrued within other current liabilities, for employee severance benefits for the Germany Restructuring and the March 2025 workforce reduction, respectively.
Income Tax
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we expect that the legislation will likely not have a material impact on our financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.
3. Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements
Investments
As of June 30, 2025 and December 31, 2024, Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the three and six months ended June 30, 2025 and 2024, Wayfair did not have any realized gains or losses. Interest income includes interest earned from cash and cash equivalents and marketable securities. During the three and six months ended June 30, 2025, Wayfair recorded $13 million and $23 million of interest income, respectively. During the three and six months ended June 30, 2024, Wayfair recorded $14 million and $26 million of interest income, respectively.

The following table presents details of Wayfair’s investment securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$52	$—	$—	$52
Total	$52	$—	$—	$52

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$56	$—	$—	$56
Total	$56	$—	$—	$56
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
The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$445	$—	$—	$445
Cash equivalents	881	—	—	881
Total cash and cash equivalents	1,326	—	—	1,326
Short-term investments:
Investment securities	—	52	—	52
Total	$1,326	$52	$—	$1,378

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$461	$—	$—	$461
Cash equivalents	855	—	—	855
Total cash and cash equivalents	1,316	—	—	1,316
Short-term investments:
Investment securities	—	56	—	56
Prepaid expenses and other current assets:
Certificate of deposit (1)	4	—	—	4
Total	$1,320	$56	$—	$1,376
(1) The certificate of deposit is classified as restricted cash that is primarily restricted to funds held in collateral.
4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing:

	June 30, 2025			December 31, 2024
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

	(in millions)
Revolving Credit Facility			$—			$—
2025 Notes	157	—	157	237	(1)	236
2026 Notes	39	—	39	734	(3)	731
2027 Notes	690	(6)	684	690	(7)	683
2028 Notes	690	(8)	682	690	(9)	681
2029 Secured Notes	800	(12)	788	800	(13)	787
2030 Secured Notes	700	(9)	691	—	—	—
Total Debt			$3,041			$3,118
Short-term debt (1)			157			236
Long-term debt			$2,884			$2,882
(1) Short-term debt consists of $157 million for the 2025 Notes (as defined below) as of June 30, 2025 and $236 million for the 2025 Notes as of December 31, 2024. Short-term debt is presented within other current liabilities in the condensed consolidated balance sheets.
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

Revolving Credit Facility
Wayfair has a five-year senior secured revolving credit facility (the “Revolver”), which matures on March 13, 2030, and provides for revolving loans in an aggregate amount of $500 million. As of June 30, 2025, there were no revolving loans outstanding under the Revolver. Under the Revolver, Wayfair may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had $74 million outstanding letters of credit as of June 30, 2025, primarily as security for lease agreements, which reduced the availability of credit under the Revolver.
Senior Secured Notes
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
The conditional conversion features of the 2026 Notes, 2027 Notes and 2028 Notes were not triggered during the calendar quarter ended June 30, 2025, therefore, the 2026 Notes, 2027 Notes and 2028 Notes are not convertible during the calendar quarter ended September 30, 2025 pursuant to the applicable last reported sales price conditions. On July 1, 2025, the 2025 Notes became freely convertible and the holders of the 2025 Notes may convert all or a portion of their 2025 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.
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
Partial Extinguishment of Convertible Notes
On March 14, 2025, in connection with the issuance of the 2030 Secured Notes, Wayfair repurchased $578 million in aggregate principal amount of the 2026 Notes. In accounting for the repurchases, Wayfair recorded a $25 million gain on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $551 million and the net carrying value of the 2026 Notes of $576 million.
On May 9, 2025, Wayfair used the remaining proceeds from the 2030 Secured Notes offering, together with cash on hand, to repurchase $80 million in aggregate principal amount of the 2025 Notes and $118 million in aggregate principal amount of the 2026 Notes. In accounting for these repurchases, Wayfair recorded a $6 million gain on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $191 million and the combined net carrying value of the 2025 Notes and the 2026 Notes of $197 million.
Conversions of Convertible Notes
During the three and six months ended June 30, 2025, there were no conversions of the Convertible Notes.

Interest Expense
During the three months ended June 30, 2025, Wayfair recognized contractual interest expense and debt discount amortization of $41 million and $2 million, respectively, and during the six months ended June 30, 2025, contractual interest expense and debt discount amortization of $73 million and $5 million, respectively.
During the three months ended June 30, 2024, Wayfair recognized contractual interest expense and debt discount amortization of $16 million and $2 million, respectively, and during the six months ended June 30, 2024, contractual interest expense and debt discount amortization of $31 million and $5 million, respectively.
Fair Value of the Notes
As of June 30, 2025, the estimated fair value of the 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, 2029 Secured Notes and 2030 Secured Notes was $155 million, $37 million, $788 million, $931 million, $802 million and $707 million, respectively. The estimated fair values of the Notes was determined through consideration of quoted market prices. The fair values of the Notes are classified as Level 2 as defined in Note 3, Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements. As of June 30, 2025, the if-converted value of the 2028 Notes exceeded the principal value by $80 million. As of June 30, 2025, the if-converted value of the 2025 Notes, 2026 Notes, and 2027 Notes did not exceed the principal value.
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

5. Commitments and Contingencies
Legal Matters
From time to time, Wayfair is involved in litigation matters and other legal claims that arise during the ordinary course of business. The Company records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. As a result, it is at least reasonably possible that any such estimate could change and the effect of the potential change could be material. The Company does not record a gain contingency until the period in which the contingency is resolved and the gain is realizable or realized.
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
Canada Border Services Agency
The Canada Border Services Agency (“CBSA”) is examining Wayfair’s payment of duties under the Special Import Measures Act (the “CBSA Review”) for goods imported into Canada for the years ended December 31, 2023 and 2022 and part of the year ended December 31, 2021. Periodically, Wayfair receives assessments from the CBSA and Wayfair is required to pay all assessed amounts in order to exercise its appeal rights. Wayfair believes there are substantial factual and legal grounds to appeal and partially recuperate these amounts and is exploring other options to mitigate exposure. During the three and six months ended June 30, 2025, in connection with the CBSA Review, Wayfair incurred approximately $9 million and $14 million, respectively, to cost of goods sold within the condensed consolidated statements of operations and made payments of approximately $3 million and $8 million of duties based on assessments received during the three and six months ended June 30, 2025, respectively, related to the year ended December 31, 2023. As of June 30, 2025, approximately $11 million was recorded within other current liabilities in the condensed consolidated balance sheets.
The CBSA is also examining Wayfair’s valuation of duties under the Customs Act for goods imported into Canada for the years ended December 31, 2025, 2024, 2023, 2022, 2021 and 2020. During the three months ended June 30, 2025, Wayfair recorded a benefit of $7 million to cost of goods sold within the condensed consolidated statements of operations related to the examinations for the three months ended December 31, 2024 and March 31, 2025. The examinations for part of the year ended December 31, 2024 and the years ended December 31, 2023 and 2022 resulted in a benefit of $38 million recorded during the three months ended March 31, 2025 to cost of good sold within the condensed consolidated statement of operations. This was related to an overpayment of duties during those years, and the refunds from this audit will primarily be used to offset future normal course custom duties payments and payments due under the CBSA Review.
6. Stockholders’ Deficit
Common Stock
Since Wayfair's initial public offering through June 30, 2025, 57,380,119 shares of Class B common stock were converted to Class A common stock.
Stock Repurchase Programs
During the three and six months ended June 30, 2025 and 2024, Wayfair did not repurchase any shares of Class A Common stock under the authorized repurchase programs.

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
Beginning in April 2025, Wayfair primarily withholds shares of Class A common stock upon vesting of restricted stock units to cover necessary tax withholding obligations as permitted by the 2023 Plan. The value of the withheld shares was classified as a reduction to common stock and additional paid-in capital. Shares subject to awards that are forfeited, expire or are otherwise terminated without shares being issued, or shares withheld to satisfy tax withholding obligations, will be returned to the pool of shares available for grant and issuance under the 2023 Plan.
As of June 30, 2025, 7,176,749 shares of Class A common stock remained available for future grant under the 2023 Plan.
The following table presents activity relating to RSUs for the six months ended June 30, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	2,455,486	$72.11
RSUs granted	3,597,641	$41.65
RSUs vested (1)	(3,255,534)	$50.54
RSUs forfeited/canceled	(216,820)	$76.21
Unvested at June 30, 2025	2,580,773	$56.51
(1) The amount of RSUs vested includes shares withheld by Wayfair to cover taxes.
As of June 30, 2025, unrecognized equity-based compensation expense related to RSUs expected to vest over time is $42 million with a weighted-average remaining vesting term of 0.1 years.
The following table summarizes activity for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Weighted average grant date fair value of RSUs	$41.65	$59.23
Total fair value of vested RSUs (in millions)	$165	$299
Intrinsic value of RSUs vested (in millions)	$125	$232
As of June 30, 2025, the aggregate intrinsic value of unvested RSUs was $132 million.

Equity-based compensation was classified as follows in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Cost of goods sold	$2	$3	$4	$5
Customer service and merchant fees	4	5	7	10
Selling, operations, technology, general and administrative	94	87	153	199
Total equity-based compensation expense	$100	$95	$164	$214
Equity-based compensation costs capitalized as software costs were $9 million and $15 million for the three and six months ended June 30, 2025, respectively, and $8 million and $19 million for the three and six months ended June 30, 2024, respectively.
8. Earnings (Loss) per Share
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
The following table presents the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per share - net income (loss)	$15	$(42)	$(98)	$(290)
Denominator:
Denominator for basic earnings (loss) per share - weighted-average number of shares of common stock outstanding	128	122	127	121
Effect of dilutive securities:
Restricted stock units	1	—	—	—
Denominator for diluted earnings (loss) per share - weighted-average number of shares of common stock outstanding after the effect of dilutive securities	129	122	127	121
Earnings (Loss) per share
Basic	$0.11	$(0.34)	$(0.77)	$(2.39)
Diluted	$0.11	$(0.34)	$(0.77)	$(2.39)

The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted earnings (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Unvested restricted stock units	3	3	3	3
Shares related to convertible debt instruments	27	36	27	36
Total	30	39	30	39
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

The following tables present net revenue, significant segment expenses and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Three Months Ended June 30,
	2025			2024

	(in millions)
	U.S.	International	Total	U.S.	International	Total
Net revenue	$2,874	$399	$3,273	$2,730	$387	$3,117

Less:
Cost of goods sold (1)	1,971	305	2,276	1,867	294	2,161
Advertising	326	46	372	320	45	365

Other segment items (2)	353	67	420	344	84	428
Adjusted EBITDA	$224	$(19)	$205	$199	$(36)	$163
Less: reconciling items (3)			190			205
Net income (loss)			$15			$(42)

	Six Months Ended June 30,
	2025			2024

	(in millions)
	U.S.	International	Total	U.S.	International	Total
Net revenue	$5,303	$700	$6,003	$5,121	$725	$5,846

Less:
Cost of goods sold (1)	3,657	498	4,155	3,501	554	4,055
Advertising	632	84	716	606	83	689

Other segment items (2)	695	126	821	694	170	864
Adjusted EBITDA	$319	$(8)	$311	$320	$(82)	$238
Less: reconciling items (3)			409			528
Net loss			$(98)			$(290)

(1)	Cost of goods sold excludes costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from cost of goods sold are depreciation and amortization and equity-based compensation and related taxes.
(2)	Other segment items include customer service and merchant fees and selling, operations, technology, general and administrative, and exclude any costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from other segment items are depreciation and amortization, equity-based compensation and related taxes, interest income or expense, net, other income or expense, net, provision or benefit for income taxes, net, non-recurring items and other items not indicative of ongoing operating performance.

(3) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Depreciation and amortization	$78	$99	$159	$203
Equity-based compensation and related taxes	101	98	169	225
Interest expense, net	29	4	52	10
Other (income) expense, net	(23)	1	(33)	5
Provision for income taxes	2	2	5	5
Other:
Impairment and other related net charges (a)	—	1	23	1
Restructuring charges (b)	9	—	65	79
Gain on debt extinguishment (c)	(6)	—	(31)	—
Total reconciling items	$190	$205	$409	$528

(a)
During the six months ended June 30, 2025, Wayfair recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with its German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S. Refer to Note 2, Supplemental Financial Statement Disclosures, for additional information.

(b)
During the three and six months ended June 30, 2025, Wayfair incurred $9 million and $65 million, respectively, of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $46 million related to the Germany Restructuring and $19 million related to the March 2025 workforce reduction. During the six months ended June 30, 2024, Wayfair incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reduction. Refer to Note 2, Supplemental Financial Statement Disclosures, for additional information.

(c)
During the three and six months ended June 30, 2025, Wayfair recorded a $6 million and $31 million gain on debt extinguishment upon repurchase of $80 million in aggregate principal amount of the 2025 Notes and $696 million in aggregate principal amount of the 2026 Notes.

The following table presents long-lived assets attributable to Wayfair's reportable segments reconciled to the consolidated amounts:

	June 30, 2025	December 31, 2024

	(in millions)
Geographic long-lived assets:
U.S.	$683	$789
International	280	279
Total reportable segment long-lived assets	963	1,068
Plus: reconciling corporate long-lived assets	445	460
Total long-lived assets	$1,408	$1,528
U.S. and International long-lived assets consist of property and equipment, net and operating lease ROU assets. Corporate long-lived assets consist of property and equipment, net, including capitalized internal-use software and website development costs, and operating lease ROU assets at corporate facilities.

The following table presents total assets attributable to Wayfair's reportable segments reconciled to consolidated amounts:

	June 30, 2025	December 31, 2024

	(in millions)
Assets by segment:
U.S.	$1,072	$1,245
International	324	328
Total reportable segment assets	1,396	1,573
Plus: reconciling corporate assets	1,882	1,886
Total assets	$3,278	$3,459
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our investment plans and anticipated returns on those investments; our future customer growth; our future results of operations and financial position; including the exit of our German business; available liquidity and access to financing sources; our business strategy, plans and objectives of management for future operations, including our international growth and omni-channel strategy; consumer activity and behaviors; developments in our technology and systems and anticipated results of those developments; and the impact of macroeconomic events, including tariffs, interest rates, inflation and changes in tariffs and global trade relations, and our response to such events, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these terms or other similar expressions.
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
•our ability to manage the impacts of our restructurings and workforce reductions, including the exit of our German business;
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
All dollar and percentage comparisons made herein refer to the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, unless otherwise noted.
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
During the three months ended June 30, 2025, net revenue increased by 5.0% compared to the same period in 2024. As of June 30, 2025, we had 21 million active customers and during the three months ended June 30, 2025, 80.6% of orders came from repeat buyers. The increased sales represents our ongoing execution of business initiatives amid persistent macroeconomics pressures on consumers. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.
Global Considerations
As disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024, our business is subject to risks related to trade policy, including new or increased tariffs by the United States (“U.S.”) and/or other foreign governments. Starting in the first quarter of 2025, the U.S. government announced additional tariffs on goods imported into the U.S. from numerous countries, including the home goods category, and multiple nations have announced tariffs and other actions in response. While some trade deals have been reached, trade negotiations are ongoing, and overall the global trade environment remains fluid and highly uncertain. Despite this uncertainty, we believe the structural characteristics of our retail platform position us to capture incremental market share within a category that is largely unbranded and highly substitutable. We have and will continue to partner with our suppliers to help them strategize and deliver value for our customers.
Further, we continue to closely monitor additional macroeconomic conditions, including, but not limited to, general economic instability, changes in tax laws or regulations or other governmental actions or policies, sustained higher interest rates and inflationary pressures, on our business, results of operations and financial results. For example, on July 4, 2025, the OBBBA was signed into law, which contains a broad range of tax reform provisions affecting businesses. While we continue to evaluate the full impact of this new legislation, we expect that the legislation will likely not have a material impact on our financial statements. Nevertheless, these types of developments have and may continue to negatively impact global economic activity and consumer behavior, which have and may continue to adversely affect our business and our results of operations. As our customers react to these global economic conditions, we may take additional precautionary measures to limit or delay expenditures and preserve capital and liquidity.
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
We use the following metrics to assess the near and longer-term performance of our overall business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except LTM net revenue per active customer, average order value and per share data)
Key Financial Statement Metrics:
Net revenue	$3,273	$3,117	$6,003	$5,846
Gross profit	$984	$941	$1,821	$1,760
Income (Loss) from operations	$17	$(35)	$(105)	$(270)
Net income (loss)	$15	$(42)	$(98)	$(290)
Earnings (Loss) per share:
Basic	$0.11	$(0.34)	$(0.77)	$(2.39)
Diluted	$0.11	$(0.34)	$(0.77)	$(2.39)
Net cash provided by operating activities	$273	$245	$177	$106
Key Operating Metrics:
Active customers (1)	21	22	21	22
LTM net revenue per active customer (2)	$572	$540	$572	$540
Orders delivered (3)	10	10	19	20
Average order value (4)	$328	$313	$315	$299
Non-GAAP Financial Measures:
Adjusted EBITDA	$205	$163	$311	$238
Free Cash Flow	$230	$183	$91	$(10)
Adjusted Diluted Earnings (Loss) per Share	$0.87	$0.47	$1.02	$0.16
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
Results of Consolidated Operations
Comparison of the three months ended June 30, 2025 and 2024
Net revenue
During the three months ended June 30, 2025, net revenue increased by $156 million, or 5.0%, compared to the same period in 2024, which reflects our ongoing execution of business initiatives amid persistent macroeconomics pressures on consumers. The increase in net revenue is primarily due to higher average order value resulting from brand and consumer mix shifts, compared to the same period in 2024.
During the three months ended June 30, 2025, our U.S. net revenue increased by 5.3%. During the three months ended June 30, 2025, our International net revenue increased by 3.1% compared to the same period in 2024, driven by growth across our remaining international markets, partially offset by the exit of our German business. During the three months ended June 30, 2025, International Net Revenue Constant Currency Growth was 2.1% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Three Months Ended June 30,
	2025	2024	% Change

	(in millions)
U.S. net revenue	$2,874	$2,730	5.3%
International net revenue	399	387	3.1%
Net revenue	$3,273	$3,117	5.0%
For more information on our segments, see Note 9, Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the three months ended June 30, 2025, cost of goods sold increased by $113 million, or 5.2%, compared to the same period in 2024. The increase in cost of goods sold is driven by higher net revenue, compared to the same period in 2024.
As a percentage of net revenue, cost of goods sold increased to 69.9% for the three months ended June 30, 2025 compared to 69.8% in the same period in 2024, due to investments in the customer experience, partially offset by the growth of our supplier services.

	Three Months Ended June 30,
	2025	2024	% Change

	(in millions)
Cost of goods sold	$2,289	$2,176	5.2%
As a percentage of net revenue	69.9%	69.8%

Operating expenses
Operating expenses consist of customer service and merchant fees; advertising; selling, operations, technology, general and administrative expenses; impairment and other related net charges and restructuring charges. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Three Months Ended June 30,
	2025	2024	% Change

	(in millions)
Customer service and merchant fees (1)	$121	$121	—%
Advertising	372	365	1.9%
Selling, operations, technology, general and administrative (1)	465	489	(4.9)%
Impairment and other related net charges	—	1	(100.0)%
Restructuring charges	9	—	100.0%
Total operating expenses	$967	$976	(0.9)%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.7%	3.9%
Advertising	11.4%	11.7%
Selling, operations, technology, general and administrative (1)	14.2%	15.7%
Impairment and other related net charges	—%	—%
Restructuring charges	0.3%	—%
	29.6%	31.3%
(1) Includes equity-based compensation and related taxes as follows:

	Three Months Ended June 30,
	2025	2024

	(in millions)
Customer service and merchant fees	$4	$5
Selling, operations, technology, general and administrative	$95	$90
During the three months ended June 30, 2025, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative increased by $4 million, or 4.2%, compared to the same period in 2024, as a result of restricted stock units awarded during the three months ended June 30, 2025.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three Months Ended June 30,
	2025	2024

Customer service and merchant fees	3.6%	3.7%
Selling, operations, technology, general and administrative	11.3%	12.8%
Customer Service and Merchant Fees
During the three months ended June 30, 2025, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees increased by $1 million, or 0.9%, compared to the same period in 2024. The increase in customer service and merchant fees is primarily due to higher net revenue, partially offset by lower compensation costs.
As a percentage of net revenue, total customer service and merchant fees decreased to 3.7% for the three months ended June 30, 2025 compared to 3.9% in the same period in 2024 primarily due to decreased compensation costs.

Advertising
During the three months ended June 30, 2025, our advertising expenses increased by $7 million, or 1.9%, compared to the same period in 2024. The increase reflects our response to changing market conditions and renewed investment opportunities as we seek to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses decreased to 11.4% for the three months ended June 30, 2025 compared to 11.7% in the same period in 2024 due to changes in our advertising channel mix as we seek to maximize returns on advertising spend within our efficiency parameters.
Selling, operations, technology, general and administrative
During the three months ended June 30, 2025, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $29 million, or 7.3%, compared to the same period in 2024. The decrease is primarily due to decreased compensation costs, driven by workforce reductions.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 14.2% for the three months ended June 30, 2025, compared to 15.7% in the same period in 2024, primarily due to decreased compensation costs.
Impairment and other related net charges
During the three months ended June 30, 2025, impairment and other related charges remained relatively flat compared to the same period in 2024.
Restructuring charges
During the three months ended June 30, 2025, restructuring charges increased by $9 million, or 100.0%, compared to the same period in 2024. As a percentage of net revenue, restructuring charges increased to 0.3% from 0.0% in the same period in 2024.
During the three months ended June 30, 2025, we incurred $9 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $6 million related to the Germany Restructuring and $3 million related to the March 2025 workforce reduction.
Interest expense, net
During the three months ended June 30, 2025, interest expense, net increased by $25 million compared to the same period in 2024, primarily driven by the issuance of the 2029 Secured Notes in October 2024 and of the 2030 Secured Notes in March 2025.

	Three Months Ended June 30,
	2025	2024	% Change

	(in millions)
Interest expense, net	$(29)	$(4)	NM
Other income (expense), net
During the three months ended June 30, 2025, other income (expense), net increased by $24 million compared to the same period in 2024, primarily driven by foreign currency rate fluctuations between the U.S. Dollar and the Canadian Dollar. Included in other income (expense), net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Three Months Ended June 30,
	2025	2024	% Change

	(in millions)
Other income (expense), net	$23	$(1)	NM
Gain on debt extinguishment
During the three months ended June 30, 2025, gain on debt extinguishment increased by $6 million, or 100.0%, compared to the same period in 2024.
During the three months ended June 30, 2025, we recorded a $6 million gain on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $191 million and the net carrying value of the 2026 Notes of $197 million.
Refer to Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended June 30,
	2025	2024	% Change

	(in millions)
Gain on debt extinguishment	$6	$—	100.0%
Provision for income taxes
During the three months ended June 30, 2025, our provision for income taxes remained constant at $2 million compared to the same period in 2024.

	Three Months Ended June 30,
	2025	2024	% Change

	(in millions)
Provision for income taxes	$2	$2	—%
Results of Consolidated Operations
Comparison of the six months ended June 30, 2025 and 2024
Net revenue
During the six months ended June 30, 2025, net revenue increased by $157 million, or 2.7%, compared to the same period in 2024, which reflects our ongoing execution of business initiatives amid persistent macroeconomics pressures on consumers. The increase in net revenue is due to higher average order value resulting from brand and consumer mix shifts, compared to the same period in 2024.
During the six months ended June 30, 2025, our U.S. net revenue increased by 3.6% and International net revenue decreased by 3.4% compared to the same period in 2024, primarily due to the exit of our German business. During the six months ended June 30, 2025, International Net Revenue Constant Currency Growth was (2.1)% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Six Months Ended June 30,
	2025	2024	% Change

	(in millions)
U.S. net revenue	$5,303	$5,121	3.6%
International net revenue	700	725	(3.4)%
Net revenue	$6,003	$5,846	2.7%

For more information on our segments, see Note 9, Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the six months ended June 30, 2025, cost of goods sold increased by $96 million, or 2.3%, compared to the same period in 2024. The increase in cost of goods sold is driven by higher net revenue, compared to the same period in 2024.
As a percentage of net revenue, cost of goods sold decreased to 69.7% for the six months ended June 30, 2025, compared to 69.9% in the same period in 2024 due to growth of our supplier services partially offset by investments in the customer experience, and a benefit recognized during the three months ended March 31, 2025 related to a resolution on the valuation of duties, compared to the same period in 2024.

	Six Months Ended June 30,
	2025	2024	% Change

	(in millions)
Cost of goods sold	$4,182	$4,086	2.3%
As a percentage of net revenue	69.7%	69.9%
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

	Six Months Ended June 30,
	2025	2024	% Change

	(in millions)
Customer service and merchant fees (1)	$228	$238	(4.2)%
Advertising	716	689	3.9%
Selling, operations, technology, general and administrative (1)	894	1,023	(12.6)%
Impairment and other related net charges	23	1	NM
Restructuring charges	65	79	(17.7)%
Total operating expenses	$1,926	$2,030	(5.1)%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.8%	4.1%
Advertising	11.9%	11.8%
Selling, operations, technology, general and administrative (1)	14.9%	17.5%
Impairment and other related net charges	0.4%	—%
Restructuring charges	1.1%	1.4%
	32.1%	34.8%
(1) Includes equity-based compensation and related taxes as follows:

	Six Months Ended June 30,
	2025	2024

	(in millions)
Customer service and merchant fees	$7	$11
Selling, operations, technology, general and administrative	$158	$208

During the six months ended June 30, 2025, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative decreased by $54 million, or 24.7%, compared to the same period in 2024, driven by workforce reductions.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Six Months Ended June 30,
	2025	2024
Customer service and merchant fees	3.7%	3.9%
Selling, operations, technology, general and administrative	12.3%	13.9%
Customer Service and Merchant Fees
During the six months ended June 30, 2025, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees decreased by $6 million, or 2.6%, compared to the same period in 2024. The decrease in customer service and merchant fees is primarily due to decreased compensation costs.
As a percentage of net revenue, total customer service and merchant fees decreased to 3.8% for the six months ended June 30, 2025, compared to 4.1% in the same period in 2024 due to decreased compensation costs.
Advertising
During the six months ended June 30, 2025, our advertising expenses increased by $27 million, or 3.9%, compared to the same period in 2024. The increase reflects our response to changing market conditions and renewed investment opportunities, as we sought to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses increased to 11.9% for the six months ended June 30, 2025 compared to 11.8% in the same period in 2024 due to changes in our advertising channel mix as we seek to maximize returns on advertising spend within our efficiency parameters.
Selling, operations, technology, general and administrative
During the six months ended June 30, 2025, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $79 million, or 9.7% compared to the same period in 2024. The decrease is primarily due to decreased compensation costs, driven by workforce reductions.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 14.9% for the six months ended June 30, 2025, compared to 17.5% in the same period in 2024, primarily due to decreased compensation costs.
Impairment and other related net charges
During the six months ended June 30, 2025, impairment and other related charges increased by $22 million compared to the same period in 2024. As a percentage of net revenue, impairment and other related net charges increased to 0.4% from 0.0% in the same period in 2024.
During the six months ended June 30, 2025, we recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with our German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S. Refer to Note 2, Supplemental Financial Statement Disclosures, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.
During the six months ended June 30, 2024, we recorded charges of $1 million related to changes in sublease market conditions for an identified U.S. office location.
Restructuring charges
During the six months ended June 30, 2025, restructuring charges decreased by $14 million, or 17.7%, compared to the same period in 2024. As a percentage of net revenue, restructuring charges decreased to 1.1% from 1.4% in the same period in 2024.

During the six months ended June 30, 2025, Wayfair incurred $65 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $46 million related to the Germany Restructuring and $19 million related to the March 2025 workforce reduction. During the six months ended June 30, 2024, Wayfair incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reduction.
Interest expense, net
During the six months ended June 30, 2025, interest expense, net increased to $52 million, compared to $10 million in the same period in 2024, primarily driven by the issuances of the 2029 Secured Notes in October 2024 and of the 2030 Secured Notes in March 2025.

	Six Months Ended June 30,
	2025	2024	% Change

	(in millions)
Interest expense, net	$(52)	$(10)	420.0%
Other income (expense), net
During the six months ended June 30, 2025, other (expense) income, net increased by $38 million compared to the same period in 2024, primarily driven by foreign currency rate fluctuations between the U.S. Dollar and the Canadian Dollar. Included in other (expense) income, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Six Months Ended June 30,
	2025	2024	% Change

	(in millions)
Other income (expense), net	$33	$(5)	NM
Gain on debt extinguishment
During the six months ended June 30, 2025, gain on debt extinguishment increased by $31 million, or 100.0%, compared to the same period in 2024.
During the six months ended June 30, 2025, Wayfair recorded a $31 million gain on debt extinguishment upon repurchase of $80 million in aggregate principal amount of the 2025 Notes and $696 million in aggregate principal amount of the 2026 Notes.
Refer to Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Six Months Ended June 30,
	2025	2024	% Change

	(in millions)
Gain on debt extinguishment	$31	$—	100.0%
Provision for income taxes
During the six months ended June 30, 2025, our provision for income taxes remained constant at $5 million compared to the same period in 2024.

	Six Months Ended June 30,
	2025	2024	% Change

	(in millions)
Provision for income taxes	$5	$5	—%

Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2025, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.4 billion. Additionally, we have a $500 million senior secured revolving credit facility that matures on March 13, 2030 (the “Revolver”). As of June 30, 2025, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for $74 million as of June 30, 2025, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity for the periods presented:

	June 30,	December 31,
	2025	2024

	(in millions)
Cash and cash equivalents	$1,326	$1,316
Short-term investments	52	56
Total liquidity	$1,378	$1,372
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
Credit Agreement and Debt Arrangements
As of June 30, 2025, we had $3.1 billion principal amount of indebtedness outstanding. Our indebtedness includes unsecured 0.625% Convertible Senior Notes due 2025 (the “2025 Notes”), unsecured 1.00% Convertible Senior Notes due 2026 (the “2026 Notes”), unsecured 3.25% Convertible Senior Notes due 2027 (the “2027 Notes”), unsecured 3.50% Convertible Senior Notes due 2028 (the “2028 Notes”, and together with the 2025 Notes, 2026 Notes and 2027 Notes, the “Convertible Notes”), 7.250% Senior Secured Notes due 2029 (the “2029 Secured Notes”) and 7.750% Senior Secured Notes due 2030 (the “2030 Secured Notes”, together with the 2029 Secured Notes, the “Senior Secured Notes” and together with the Convertible Notes, the “Notes”).
Under the terms of our Revolver, we may use proceeds to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.

On March 14, 2025, in connection with the issuance of the 2030 Secured Notes, we repurchased $578 million in aggregate principal amount of the 2026 Notes. On May 9, 2025, we used the remaining proceeds from the 2030 Secured Notes offering, together with cash on hand, to repurchase $80 million in aggregate principal amount of the 2025 Notes and $118 million in aggregate principal amount of the 2026 Notes. See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information on debt and other financing transactions.
The conditional conversion features of the 2026 Notes, 2027 Notes and 2028 Notes were not triggered during the calendar quarter ended June 30, 2025, therefore, the 2026 Notes, 2027 Notes and 2028 Notes are not convertible during the calendar quarter ended September 30, 2025 pursuant to the applicable last reported sales price conditions. On July 1, 2025, the 2025 Notes became freely convertible and the holders of the 2025 Notes may convert all or a portion of their 2025 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.
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
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the credit agreement governing the Revolver) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and debt agreements, see Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, we were in compliance with all the terms and conditions of our debt agreements.
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
The Repurchase Programs do not obligate us to purchase any shares of our Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of June 30, 2025, we have repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.

Trends and Historical Cash Flows

	Six Months Ended June 30,
	2025	2024

	(in millions)
Net loss	$(98)	$(290)
Net cash provided by operating activities	$177	$106
Net cash used in investing activities	$(83)	$(127)
Net cash provided by (used in) financing activities	$(60)	$3
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
Cash flows provided by operating activities increased by $71 million during the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a decrease in net loss adjusted for non-cash items of $129 million, partially offset by an increase of $58 million for cash changes in operating assets and liabilities.
Investing Activities
Cash flows used in investing activities decreased by $44 million during the six months ended June 30, 2025, compared to the same period in 2024, due to increases in purchases of short- and long-term investments of $17 million, increases in sales and maturities of short- and long-term investments of $31 million, decreases in purchases of property and equipment and site and software development costs of $30 million.
Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 1.4% of net revenue for the six months ended June 30, 2025 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments, including our physical retail store expansion, proprietary technology and operational platform.
Financing Activities
Cash flows used in financing activities increased by $63 million during the six months ended June 30, 2025, compared to the same period in 2024. The increase in cash used is primarily due to payments to extinguish debt of $742 million, partially offset by proceeds from the issuance of debt of $691 million.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
During the six months ended June 30, 2025, we issued $700 million in aggregate principal amount of the 2030 Secured Notes and repurchased $80 million in aggregate principal amount of the 2025 Notes and $696 million in aggregate principal amount of the 2026 Notes. See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information. Other than these financing transactions, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table reflects the reconciliation of net income or loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$15	$(42)	$(98)	$(290)
Depreciation and amortization	78	99	159	203
Equity-based compensation and related taxes	101	98	169	225
Interest expense, net	29	4	52	10
Other (income) expense, net	(23)	1	(33)	5
Provision for income taxes	2	2	5	5
Other:
Impairment and other related net charges (1)	—	1	23	1
Restructuring charges (2)	9	—	65	79
Gain on debt extinguishment (3)	(6)	—	(31)	—
Adjusted EBITDA	$205	$163	$311	$238

(1)
During the six months ended June 30, 2025, Wayfair recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with its German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S. Refer to Note 2, Supplemental Financial Statement Disclosures, for additional information.

(2)
During the three and six months ended June 30, 2025, we incurred $9 million and $65 million, respectively, of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $46 million related to the Germany Restructuring and $19 million related to the March 2025 workforce reduction. During the six months ended June 30, 2024, we incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reduction.

(3)
During the three and six months ended June 30, 2025, we recorded a $6 million and $31 million, respectively, gain on debt extinguishment upon repurchase of $80 million in aggregate principal amount of the 2025 Notes and $696 million in aggregate principal amount of the 2026 Notes.

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

The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Net cash provided by operating activities	$273	$245	$177	$106
Purchase of property and equipment	(13)	(23)	(18)	(36)
Site and software development costs	(30)	(39)	(68)	(80)
Free Cash Flow	$230	$183	$91	$(10)
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

A reconciliation of the numerator and denominator for diluted earnings or loss per share, the most directly comparable GAAP financial measure, to the numerator and denominator for Adjusted Diluted Earnings or Loss per Share in order to calculate Adjusted Diluted Earnings or Loss per Share, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per share - net income (loss)	$15	$(42)	$(98)	$(290)
Adjustments to net income (loss)
Interest expense associated with convertible debt instruments	13	10	27	—
Equity-based compensation and related taxes	101	98	169	225
Provision for income taxes	2	2	5	5
Other:
Impairment and other related net charges	—	1	23	1
Restructuring charges	9	—	65	79
Gain on debt extinguishment	(6)	—	(31)	—
Numerator for Adjusted Diluted Earnings (Loss) per Share - Adjusted net income (loss)	$134	$69	$160	$20

Denominator:
Denominator for basic earnings (loss) per share - weighted-average number of shares of common stock outstanding	128	122	127	121
Effect of dilutive securities:
Restricted stock units	1	—	—	—
Denominator for diluted earnings (loss) per share - weighted-average number of shares of common stock outstanding	129	122	127	121
Adjustments to effect of dilutive securities:
Restricted stock units	—	—	—	1
Convertible debt instruments	27	22	30	—
Denominator for Adjusted Diluted Earnings (Loss) per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	156	144	157	122
Diluted Earnings (Loss) per Share	$0.11	$(0.34)	$(0.77)	$(2.39)
Adjusted Diluted Earnings (Loss) per Share	$0.87	$0.47	$1.02	$0.16

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
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Certain Information Regarding the Trading of Our Common Stock included in our Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding our authorized share repurchase programs. As of June 30, 2025, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.1 billion. There were no repurchases made during the three months ended June 30, 2025.
Item 5. Other Information
(c)    Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, the following directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Plans
Name & Title	Action	Date	Rule 10b5-1 Plan	Non-Rule 10b5-1 Plan	Aggregate number/dollar value of securities to be purchased or sold (1)	Plan expiration date (2)
Steve Conine, Co-Chairman and Co-Founder	Adoption	May 29, 2025	X		Up to 1,600,000 shares to be sold	August 20, 2026
Niraj Shah, Chief Executive Officer, Co-Chairman and Co-Founder	Adoption	May 29, 2025	X		Up to 1,600,000 shares to be sold	August 20, 2026

(1)
The “Aggregate number/dollar value of securities to be sold” represents the gross number or value of shares to be sold during the duration of the plan, and, to the extent applicable, before excluding any shares sold pursuant to the Company’s mandatory policies to cover necessary tax withholding obligations in connection with the vesting of the securities.

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

Other than those disclosed above, none of our directors or officers adopted, modified or terminated, a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended June 30, 2025.

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

WAYFAIR INC.
Date: August 4, 2025	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 4, 2025	By:	/s/ KATE GULLIVER
Kate Gulliver
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)