Form 10-Q
period 2025-09-30
Wayfair Inc.
filed 2025-10-28
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at October 24, 2025
Class A Common Stock, $0.001 par value per share	106,879,786
Class B Common Stock, $0.001 par value per share	23,458,295

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2025

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WAYFAIR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2025	2024

	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,171	$1,316
Short-term investments	54	56
Accounts receivable, net	129	155
Inventories	70	76
Prepaid expenses and other current assets	254	274
Total current assets	1,678	1,877
Operating lease right-of-use assets	854	925
Property and equipment, net	523	603
Other non-current assets	61	54
Total assets	$3,116	$3,459
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,199	$1,246
Other current liabilities	1,055	1,124
Total current liabilities	2,254	2,370
Long-term debt	2,748	2,882
Operating lease liabilities, net of current	857	929
Other non-current liabilities	25	33
Total liabilities	5,884	6,214
Commitments and contingencies (Note 5)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at September 30, 2025 and December 31, 2024	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 106,255,970 and 100,762,581 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 23,458,295 and 24,658,295 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	1,971	1,751
Accumulated deficit	(4,707)	(4,510)
Accumulated other comprehensive (loss) income	(32)	4
Total stockholders' deficit	(2,768)	(2,755)
Total liabilities and stockholders' deficit	$3,116	$3,459
See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except per share data)
Net revenue	$3,117	$2,884	$9,120	$8,730
Cost of goods sold	2,183	2,011	6,365	6,097
Gross profit	934	873	2,755	2,633
Operating expenses:
Customer service and merchant fees	118	112	346	350
Advertising	330	354	1,046	1,043
Selling, operations, technology, general and administrative	445	480	1,339	1,503
Impairment and other related net charges	—	1	23	2
Restructuring charges	3	—	68	79
Total operating expenses	896	947	2,822	2,977
Income (Loss) from operations	38	(74)	(67)	(344)
Interest expense, net	(31)	(5)	(83)	(15)
Other (expense) income, net	(5)	8	28	3
Loss on debt extinguishment, net	(99)	—	(68)	—
Loss before income taxes	(97)	(71)	(190)	(356)
Provision for income taxes, net	2	3	7	8
Net loss	$(99)	$(74)	$(197)	$(364)
Loss per share
Basic	$(0.76)	$(0.60)	$(1.54)	$(2.98)
Diluted	$(0.76)	$(0.60)	$(1.54)	$(2.98)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	130	123	128	122
Diluted	130	123	128	122

See notes to unaudited condensed consolidated financial statements

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Net loss	$(99)	$(74)	$(197)	$(364)
Other comprehensive loss:
Foreign currency translation adjustments	—	(4)	(36)	(3)
Comprehensive loss	$(99)	$(78)	$(233)	$(367)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit

	(in millions)
Balance at June 30, 2024	122	$—	$1,552	$(4,308)	$(4)	$(2,760)
Net loss	—	—	—	(74)	—	(74)
Other comprehensive loss	—	—	—	—	(4)	(4)
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation	—	—	105	—	—	105
Balance at September 30, 2024	124	$—	$1,657	$(4,382)	$(8)	$(2,733)

Balance at June 30, 2025	128	$—	$1,921	$(4,608)	$(32)	$(2,719)
Net loss	—	—	—	(99)	—	(99)
Other comprehensive loss	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Shares withheld for employee taxes	—	—	(45)	—	—	(45)
Equity-based compensation	—	—	95	—	—	95
Balance at September 30, 2025	130	$—	$1,971	$(4,707)	$(32)	$(2,768)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Nine Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit

	(in millions)
Balance at December 31, 2023	118	$—	$1,316	$(4,018)	$(5)	$(2,707)
Net loss	—	—	—	(364)	—	(364)
Other comprehensive loss	—	—	—	—	(3)	(3)
Issuance of common stock upon vesting of RSUs	6	—	—	—	—	—
Equity-based compensation	—	—	338	—	—	338
Unwind of capped calls	—	—	3	—	—	3
Balance at September 30, 2024	124	$—	$1,657	$(4,382)	$(8)	$(2,733)

Balance at December 31, 2024	125	$—	$1,751	$(4,510)	$4	$(2,755)
Net loss	—	—	—	(197)	—	(197)
Other comprehensive loss	—	—	—	—	(36)	(36)
Issuance of common stock upon vesting of RSUs	5	—	—	—	—	—
Shares withheld for employee taxes	—	—	(54)	—	—	(54)
Equity-based compensation	—	—	274	—	—	274
Balance at September 30, 2025	130	$—	$1,971	$(4,707)	$(32)	$(2,768)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(in millions)
Cash flows from operating activities
Net loss	$(197)	$(364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	234	297
Equity-based compensation expense	252	309
Amortization of debt discount and issuance costs	7	7
Impairment and other related net charges	23	2
Loss on debt extinguishment, net	68	—
Other non-cash adjustments	21	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	33	(34)
Inventories	7	(7)
Prepaid expenses and other assets	18	3
Accounts payable and other liabilities	(134)	(53)
Net cash provided by operating activities	332	155

Cash flows from investing activities
Purchase of short- and long-term investments	(76)	(37)
Sale and maturities of short- and long-term investments	74	33
Purchase of property and equipment	(45)	(53)
Site and software development costs	(103)	(121)
Net cash used in investing activities	(150)	(178)

Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	691	—
Payments to extinguish debt	(940)	—
Payments of taxes related to net share settlement of equity awards	(54)	—
Other financing activities, net	—	3
Net cash (used in) provided by financing activities	(303)	3
Effect of exchange rate changes on cash and cash equivalents	(28)	(6)
Net decrease in cash, cash equivalents and restricted cash	(149)	(26)

Cash, cash equivalents and restricted cash
Beginning of period	$1,320	$1,326
End of period	$1,171	$1,300
See notes to unaudited condensed consolidated financial statements

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

	(in millions)
Supplemental cash flow information:
Cash paid for interest on long-term debt	$98	$49
Purchase of property and equipment included in accounts payable and other liabilities	$8	$20

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,171	$1,296
Restricted cash included within prepaid expenses and other current assets	—	4
Total cash, cash equivalents and restricted cash	$1,171	$1,300

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
The Company has identified significant accounting policies that are critical to understanding its business and results of operations. Wayfair believes that there have been no significant changes during the three and nine months ended September 30, 2025 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software, and clarifies the threshold entities apply to begin capitalizing costs. The amendment is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. The amendment can be applied on a fully prospective basis, a modified basis for in-process projects, or on a retrospective basis. Wayfair is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of September 30, 2025, accounts receivable was $129 million, net of allowance for credit losses of $25 million. As of December 31, 2024, accounts receivable was $155 million, net of allowance for credit losses of $18 million. The changes in the allowance for credit losses were not material for the three and nine months ended September 30, 2025. Management believes credit risk is mitigated for the three and nine months ended September 30, 2025, as approximately 98.6% and 98.7%, respectively, of the net revenue recognized was collected in advance of recognition.
Contract Liabilities
Contract liabilities included in other current liabilities were $236 million at September 30, 2025 and $224 million at December 31, 2024. During the nine months ended September 30, 2025, Wayfair recognized $163 million of net revenue that was included within other current liabilities as of December 31, 2024. During the nine months ended September 30, 2024, Wayfair recognized $139 million of net revenue that was included within other current liabilities as of December 31, 2023.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 9, Segment and Geographic Information, for additional information.
Impairment and Other Related Net Charges
During the nine months ended September 30, 2025, Wayfair recorded net charges of $23 million, inclusive of $20 million associated with its decision to exit the German market (the “Germany Restructuring”) and weakened macroeconomic conditions in connection with its German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S. The $20 million of charges associated with the Germany Restructuring is inclusive of $9 million related to operating lease right-of-use (“ROU”) assets, $19 million related to property, plant and equipment, partially offset by a recovery of $8 million related to the termination of its office lease in Germany.
Restructuring Charges
During the three and nine months ended September 30, 2025, Wayfair incurred $3 million and $68 million, respectively, of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. During the three and nine months ended September 30, 2025, this includes $2 million and $48 million, respectively, related to the Germany Restructuring and $1 million and $20 million, respectively, related to the March 2025 workforce reduction, which impacted members of the technology team.
As of September 30, 2025, Wayfair expects the total cost to be incurred under both actions to be $73 million, of which $68 million has been recorded to date. Wayfair expects to incur the remainder of the charges through the year ended December 31, 2025. As of September 30, 2025, $19 million and $1 million, is accrued within other current liabilities, for employee severance benefits for the Germany Restructuring and the March 2025 workforce reduction, respectively.
Income Tax
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. Wayfair continues to evaluate the full effects on the full year income tax provision and cash tax position, but the legislation is not expected to have a material impact on the financial statements. The impacts are not material to operating results for the nine months ended September 30, 2025.
Equity-based Compensation
In September 2025, under the 2023 Plan, the Company granted 5,000,000 performance stock units ("PSUs") to the Company’s Chief Executive Officer (the “CEO Award”). The CEO Award consists of six tranches of PSUs over specified performance periods that each vest based upon the satisfaction of both: (i) the CEO’s continued employment as CEO through the applicable vesting date, and (ii) the achievement of certain stock price hurdles. If the stock price hurdle for a particular tranche of PSUs is not met during the applicable performance period for such tranche, or if the CEO’s service is terminated before achieving such stock price hurdle, no portion of that tranche will vest.

The Company recognizes stock-based compensation expense for awards with market conditions over the derived service period of the awards. The estimated fair value and derived service period for the awards with market conditions are calculated using a Monte Carlo simulation. Assumptions used in valuing awards with market conditions include expected volatility.

3. Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements
Investments
As of September 30, 2025 and December 31, 2024, Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the three and nine months ended September 30, 2025 and 2024, Wayfair did not have any realized gains or losses. Interest income includes interest earned from cash and cash equivalents and marketable securities. During the three and nine months ended September 30, 2025, Wayfair recorded $11 million and $34 million of interest income, respectively. During the three and nine months ended September 30, 2024, Wayfair recorded $13 million and $39 million of interest income, respectively.

The following table presents details of Wayfair’s investment securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$54	$—	$—	$54
Total	$54	$—	$—	$54

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$56	$—	$—	$56
Total	$56	$—	$—	$56
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

The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$549	$—	$—	$549
Cash equivalents	622	—	—	622
Total cash and cash equivalents	1,171	—	—	1,171
Short-term investments:
Investment securities	—	54	—	54
Total	$1,171	$54	$—	$1,225

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$461	$—	$—	$461
Cash equivalents	855	—	—	855
Total cash and cash equivalents	1,316	—	—	1,316
Short-term investments:
Investment securities	—	56	—	56
Prepaid expenses and other current assets:
Certificate of deposit (1)	4	—	—	4
Total	$1,320	$56	$—	$1,376
(1) The certificate of deposit is classified as restricted cash that is primarily restricted to funds held in collateral.
4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing:

	September 30, 2025			December 31, 2024
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

	(in millions)
Revolving Credit Facility			$—			$—
2025 Notes	157	—	157	237	(1)	236
2026 Notes	39	—	39	734	(3)	731
2027 Notes	690	(5)	685	690	(7)	683
2028 Notes	589	(6)	583	690	(9)	681
2029 Secured Notes	800	(12)	788	800	(13)	787
2030 Secured Notes	700	(8)	692	—	—	—
Total Debt			$2,944			$3,118
Short-term debt (1)			196			236
Long-term debt			$2,748			$2,882

(1) Short-term debt consists of $157 million for the 2025 Notes and $39 million for the 2026 Notes (as defined below) as of September 30, 2025 and $236 million for the 2025 Notes as of December 31, 2024. Short-term debt is presented within other current liabilities in the condensed consolidated balance sheets.
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

Revolving Credit Facility
Wayfair has a five-year senior secured revolving credit facility (the “Revolver”), which matures on March 13, 2030, and provides for revolving loans in an aggregate amount of $500 million. As of September 30, 2025, there were no revolving loans outstanding under the Revolver. Under the Revolver, Wayfair may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had $74 million outstanding letters of credit as of September 30, 2025, primarily as security for lease agreements, which reduced the availability of credit under the Revolver.
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
Conversion and Redemption Terms of the Notes
Wayfair's Convertible Notes will mature at their maturity date unless earlier repurchased, redeemed or converted. The Convertible Notes’ initial conversion terms are summarized below:

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
The conditional conversion features of the 2028 Notes were triggered during the calendar quarter ended September 30, 2025, therefore the 2028 Notes are convertible during the calendar quarter ended December 31, 2025. The conditional conversion features of the 2026 Notes and 2027 Notes were not triggered during the calendar quarter ended September 30, 2025, therefore, the 2026 Notes and 2027 Notes are not convertible during the calendar quarter ended December 31, 2025 pursuant to the applicable last reported sales price conditions. On July 1, 2025, the 2025 Notes became freely convertible and the holders of the 2025 Notes could have converted all or a portion of their 2025 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. On October 1, 2025, the 2025 Notes matured and Wayfair paid in cash the remaining outstanding principal of $157 million to the holders of the 2025 Notes.
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
Wayfair may not redeem the Convertible Notes prior to certain dates (the “Redemption Date”). On or after the applicable Redemption Date, Wayfair may redeem for cash all or part of the applicable series of the Convertible Notes if the last reported sale price of Wayfair’s Class A common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which Wayfair provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which Wayfair provides notice of the redemption. The redemption price will be either 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, or the if-converted value if the holder elects to convert their Convertible Notes upon receiving notice of redemption. The Company has not called for redemption or redeemed any of the Convertible Notes as of September 30, 2025.
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

On August 20, 2025, Wayfair repurchased $101 million in aggregate principal amount of the 2028 Notes. In accounting for the repurchases, Wayfair recorded a $99 million loss on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $200 million and the net carrying value of the 2028 Notes of $101 million.
Conversions of Convertible Notes
During the three and nine months ended September 30, 2025, there were no conversions of the Convertible Notes.
Interest Expense
During the three months ended September 30, 2025, Wayfair recognized contractual interest expense and debt discount amortization of $41 million and $4 million, respectively, and during the nine months ended September 30, 2025, contractual interest expense and debt discount amortization of $114 million and $9 million, respectively.
During the three months ended September 30, 2024, Wayfair recognized contractual interest expense and debt discount amortization of $17 million and $2 million, respectively, and during the nine months ended September 30, 2024, contractual interest expense and debt discount amortization of $48 million and $7 million, respectively.
Fair Value of the Notes
As of September 30, 2025, the estimated fair value of each of the 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, 2029 Secured Notes and 2030 Secured Notes was $156 million, $38 million, $1,046 million, $1,222 million, $827 million and $736 million, respectively. The estimated fair values of the Notes were determined through consideration of quoted market prices. The fair values of the Notes are classified as Level 2 as defined in Note 3, Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements. As of September 30, 2025, the if-converted value of the 2027 Notes and of the 2028 Notes exceeded the principal value by $281 million and $560 million, respectively. As of September 30, 2025, the if-converted value of the 2025 Notes and 2026 Notes did not exceed the principal value.
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
The Capped Calls are separate transactions from the Convertible Notes, are not subject to the terms of the Convertible Notes and will not affect any holder’s rights under the Convertible Notes. Similarly, holders of the Convertible Notes do not have any rights with respect to the Capped Calls. The Capped Calls do not meet the criteria for separate accounting as a derivative as they are indexed to Wayfair's stock and meet the requirements to be classified in equity. The premiums paid for the Capped Calls were included as a net reduction to additional paid-in capital within stockholders’ deficit when they were entered. The Capped Calls for the 2025 Notes expired on October 1, 2025.
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
Litigation and legal claims are inherently unpredictable and claims cannot be predicted with certainty. An unfavorable resolution of one or more legal matters could have a material adverse effect on the Company’s results of operations or financial condition, and regardless of the outcome, these matters can be costly and time consuming, as it can divert management's attention from important business matters and initiatives, negatively impacting Wayfair's overall operations. In addition, Wayfair may also find itself at greater risk to outside party claims as it increases its operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear. However, as of the date of this report, Wayfair does not believe that the outcome of any current legal matters will have a material adverse effect on Wayfair’s results of operations or financial condition.
Canada Border Services Agency
The Canada Border Services Agency (“CBSA”) is examining Wayfair’s payment of duties under the Special Import Measures Act (the “CBSA Review”) for goods imported into Canada for the years ended December 31, 2023 and 2022 and part of the year ended December 31, 2021. Periodically, Wayfair receives assessments from the CBSA and Wayfair is required to pay all assessed amounts in order to exercise its appeal rights. Wayfair believes there are substantial factual and legal grounds to appeal and partially recuperate these amounts and is exploring other options to mitigate exposure. During the nine months ended September 30, 2025, in connection with the CBSA Review, Wayfair incurred approximately $14 million to cost of goods sold within the condensed consolidated statements of operations and made payments of approximately $11 million and $19 million of duties based on assessments received during the three and nine months ended September 30, 2025, respectively, related to the year ended December 31, 2023. No costs were incurred during the three months ended September 30, 2025. As of September 30, 2025, there were no costs recorded within other current liabilities in the condensed consolidated balance sheets.
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
6. Stockholders’ Deficit
Common Stock
Since Wayfair's initial public offering through September 30, 2025, 58,580,119 shares of Class B common stock were converted to Class A common stock.
Stock Repurchase Programs
During the three and nine months ended September 30, 2025 and 2024, Wayfair did not repurchase any shares of Class A Common stock under the authorized repurchase programs.

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
As of September 30, 2025, 7,095,187 shares of Class A common stock remained available for future grant under the 2023 Plan.
Restricted Stock Units
The following table presents activity relating to RSUs for the nine months ended September 30, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	2,455,486	$72.11
RSUs granted	4,565,040	$50.88
RSUs vested (1)	(5,429,729)	$51.18
RSUs forfeited/canceled	(255,645)	$76.89
Unvested at September 30, 2025	1,335,152	$83.73
(1) The amount of RSUs vested includes shares withheld by Wayfair to cover taxes.
As of September 30, 2025, unrecognized equity-based compensation expense related to RSUs expected to vest over time is $30 million with a weighted-average remaining vesting term of 0.1 years.
The following table summarizes activity for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Weighted average grant date fair value of RSUs	$50.88	$54.67
Total fair value of vested RSUs (in millions)	$278	$399
Intrinsic value of RSUs vested (in millions)	$240	$310
As of September 30, 2025, the aggregate intrinsic value of unvested RSUs was $119 million.

Performance Stock Units with Market-Based Conditions
In September 2025, under the 2023 Plan, the Company granted 5,000,000 performance stock units ("PSUs") to the Company’s Chief Executive Officer (the “CEO Award”). The CEO Award consists of six tranches of PSUs over specified performance periods that each vest based upon the satisfaction of both: (i) the CEO’s continued employment as CEO through the applicable vesting date, and (ii) the achievement of certain stock price hurdles. If the stock price hurdle for a particular tranche of PSUs is not met during the applicable performance period for such tranche, or if the CEO’s service is terminated before achieving such stock price hurdle, no portion of that tranche will vest.
The estimated fair value and derived service period for awards with market conditions are calculated using a Monte Carlo simulation. Expected volatility assumptions applied within the valuation model are derived from the market-based implied volatility levels of the Company’s options at the time of grant. The expected volatility used to estimate the fair value of the CEO Award was 60%.
The following table summarizes activity for the nine months ended September 30, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	—	$—
PSUs granted	5,000,000	$56.11
PSUs vested	—	$—
PSUs forfeited/cancelled	—	$—
Unvested at September 30, 2025	5,000,000	$56.11
As of September 30, 2025, there was $278.3 million of unrecognized stock-based compensation expense related to PSUs. The Company expects to recognize this amount over a remaining weighted-average period of 4.3 years.

As of September 30, 2025, the aggregate intrinsic value of unvested PSUs was $447 million.
Equity-based compensation was classified as follows in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Cost of goods sold	$2	$2	$6	$7
Customer service and merchant fees	4	4	11	14
Selling, operations, technology, general and administrative	82	89	235	288
Total equity-based compensation expense	$88	$95	$252	$309
Equity-based compensation costs capitalized as software costs were $7 million and $22 million for the three and nine months ended September 30, 2025, respectively, and $10 million and $29 million for the three and nine months ended September 30, 2024, respectively.

8. Loss per Share
Wayfair follows the two-class method when computing earnings or loss per share for its two issued classes of common stock - Class A and Class B. Basic earnings or loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings or loss per share is computed using the weighted-average number of shares of common stock outstanding during the period plus, if dilutive, common stock equivalents outstanding during the period and stock issuable upon conversion of the convertible debt instruments. Wayfair's common stock equivalents consist of shares issuable upon the release of restricted stock units and performance stock units. The dilutive effect of these common stock equivalents is reflected in diluted earnings or loss per share by application of the treasury stock method. The dilutive effect of shares issuable upon conversion of the convertible debt instruments are included in the calculation of diluted earnings or loss per share under the if-converted method.
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
The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(99)	$(74)	$(197)	$(364)
Denominator:
Denominator for basic loss per share - weighted-average number of shares of common stock outstanding	130	123	128	122
Denominator for diluted loss per share - weighted-average number of shares of common stock outstanding after the effect of dilutive securities	130	123	128	122
Loss per share
Basic	$(0.76)	$(0.60)	$(1.54)	$(2.98)
Diluted	$(0.76)	$(0.60)	$(1.54)	$(2.98)
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted loss per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Unvested restricted stock units	1	3	1	3
Unvested performance stock units	5	—	5	—
Shares related to convertible debt instruments	24	36	24	36
Total	30	39	30	39

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

The following tables present net revenue, significant segment expenses and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Three Months Ended September 30,
	2025			2024

	(in millions)
	U.S.	International	Total	U.S.	International	Total
Net revenue	$2,728	$389	$3,117	$2,512	$372	$2,884

Less:
Cost of goods sold (1)	1,883	285	2,168	1,723	274	1,997
Advertising	289	41	330	308	46	354

Other segment items (2)	347	64	411	340	74	414
Adjusted EBITDA	$209	$(1)	$208	$141	$(22)	$119
Less: reconciling items (3)			307			193
Net loss			$(99)			$(74)

	Nine Months Ended September 30,
	2025			2024

	(in millions)
	U.S.	International	Total	U.S.	International	Total
Net revenue	$8,031	$1,089	$9,120	$7,633	$1,097	$8,730

Less:
Cost of goods sold (1)	5,540	783	6,323	5,224	828	6,052
Advertising	921	125	1,046	914	129	1,043

Other segment items (2)	1,042	190	1,232	1,034	244	1,278
Adjusted EBITDA	$528	$(9)	$519	$461	$(104)	$357
Less: reconciling items (3)			716			721
Net loss			$(197)			$(364)

(1)	Cost of goods sold excludes costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from cost of goods sold are depreciation and amortization and equity-based compensation and related taxes.
(2)	Other segment items include customer service and merchant fees and selling, operations, technology, general and administrative, and exclude any costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from other segment items are depreciation and amortization, equity-based compensation and related taxes, interest income or expense, net, other income or expense, net, provision or benefit for income taxes, net, non-recurring items and other items not indicative of ongoing operating performance.

(3) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Depreciation and amortization	$75	$94	$234	$297
Equity-based compensation and related taxes	92	98	261	323
Interest expense, net	31	5	83	15
Other (expense) income, net	5	(8)	(28)	(3)
Provision for income taxes, net	2	3	7	8
Other:
Impairment and other related net charges (a)	—	1	23	2
Restructuring charges (b)	3	—	68	79
Loss on debt extinguishment, net (c)	99	—	68	—
Total reconciling items	$307	$193	$716	$721

(a)
During the nine months ended September 30, 2025, Wayfair recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with its German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S. Refer to Note 2, Supplemental Financial Statement Disclosures, for additional information.

(b)
During the three and nine months ended September 30, 2025, Wayfair incurred $3 million and $68 million, respectively, of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $48 million related to the Germany Restructuring and $20 million related to the March 2025 workforce reduction. During the nine months ended September 30, 2024, Wayfair incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reduction. Refer to Note 2, Supplemental Financial Statement Disclosures, for additional information.

(c)
During the three and nine months ended September 30, 2025, Wayfair recorded a $99 million and $68 million loss on debt extinguishment upon repurchase of $101 million in aggregate principal amount of the 2028 Notes, $80 million in aggregate principal amount of the 2025 Notes and $696 million in aggregate principal amount of the 2026 Notes.

The following table presents long-lived assets attributable to Wayfair's reportable segments reconciled to the consolidated amounts:

	September 30, 2025	December 31, 2024

	(in millions)
Geographic long-lived assets:
U.S.	$674	$789
International	266	279
Total reportable segment long-lived assets	940	1,068
Plus: reconciling corporate long-lived assets	437	460
Total long-lived assets	$1,377	$1,528
U.S. and International long-lived assets consist of property and equipment, net and operating lease ROU assets. Corporate long-lived assets consist of property and equipment, net, including capitalized internal-use software and website development costs, and operating lease ROU assets at corporate facilities.

The following table presents total assets attributable to Wayfair's reportable segments reconciled to consolidated amounts:

	September 30, 2025	December 31, 2024

	(in millions)
Assets by segment:
U.S.	$1,076	$1,245
International	317	328
Total reportable segment assets	1,393	1,573
Plus: reconciling corporate assets	1,723	1,886
Total assets	$3,116	$3,459
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our investment plans and anticipated returns on those investments; our future customer growth; our future results of operations and financial position; including the exit of our German business; available liquidity and access to financing sources; our business strategy, plans and objectives of management for future operations, including our international growth and omni-channel strategy; consumer activity and behaviors; developments in our technology and systems and anticipated results of those developments; and the impact of macroeconomic events, including tariffs, interest rates, inflation and changes in tariffs and global trade relations, and our response to such events. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these terms or other similar expressions.
Forward-looking statements are based on current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate, although we believe that we have been reasonable in our expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or known or unknown risks or uncertainties materialize, actual results could vary materially from Wayfair’s forward-looking statements, including our expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and, except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise.
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
All dollar and percentage comparisons made herein refer to the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, unless otherwise noted.
Overview
Wayfair is the destination for all things home. Through our e-commerce business model, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over 30 million products from over 20 thousand suppliers.
We believe an increasing portion of the dollars spent on home goods will be spent online and that there is an opportunity to acquire more market share. Our business model is designed to grow our net revenue by acquiring new customers as well as stimulating repeat purchases from our existing customers. Through increasing brand awareness as well as paid and unpaid advertising, we attract new and repeat customers to our family of sites. We aim to turn these customers into recurring shoppers by creating a seamless shopping experience across their entire journey — offering best-in-class product discovery, purchasing, fulfillment and customer service.
During the three months ended September 30, 2025, net revenue increased by 8.1% compared to the same period in 2024. As of September 30, 2025, we had 21 million active customers and during the three months ended September 30, 2025, 80.1% of orders came from repeat buyers. The increased sales represents our ongoing execution of business initiatives amid persistent macroeconomic pressures on consumers. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.
Global Considerations
As disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024, our business is subject to risks related to trade policy, including new or increased tariffs by the United States (“U.S.”) and/or other foreign governments. Starting in the first quarter of 2025, the U.S. government announced additional tariffs on goods imported into the U.S. from numerous countries, including the home goods category, and starting in the fourth quarter of 2025, the U.S. government began imposing additional tariffs applicable to certain home goods, which as of the date of this report are scheduled to increase in January 2026. Multiple nations have announced tariffs and other actions in response. While some trade deals have been reached and trade negotiations are ongoing, overall the global trade environment remains fluid and highly uncertain. Despite this uncertainty, we believe the structural characteristics of our retail platform position us to capture incremental market share within a category that is largely unbranded and highly substitutable. We have and will continue to partner with our suppliers to help them strategize and deliver value for our customers.
Further, we continue to closely monitor additional macroeconomic conditions, including, but not limited to, general economic instability, changes in tax laws or regulations or other governmental actions or policies, sustained higher interest rates and inflationary pressures, on our business, results of operations and financial results. For example, on July 4, 2025, the One Big Beautiful Bill Act was signed into law, which contains a broad range of tax reform provisions affecting businesses. We continue to evaluate the full effects on the full year income tax provision and cash tax position, but the legislation is not expected to have a material impact on the financial statements. Nevertheless, these types of developments have and may continue to negatively impact global economic activity and consumer behavior, which have and may continue to adversely affect our business and our results of operations. As our customers react to these global economic conditions, we may take precautionary measures to limit or delay expenditures and preserve capital and liquidity.
While it is difficult to quantify and predict the impacts on our business of these global and domestic economic events, including fluctuating interest rates, inflationary pressures and changes in global trade policy, and to predict consumer spending in the near term, we believe the long-term opportunity we see for shopping for the home online remains unchanged.
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
Key Financial Statement and Operating Metrics
We measure our business using the key financial statement, operating metrics and non-GAAP financial measures that are reflected in the below table. See “Non-GAAP Financial Measures” below for more information regarding our use of Adjusted EBITDA, Free Cash Flow and Adjusted Diluted Earnings or Loss per Share and a reconciliation of these non-GAAP financial measures to the most directly comparable financial measure that is prepared in accordance with accounting principles generally accepted in the United States of America or “GAAP.”
Our Free Cash Flow and Adjusted Diluted Earnings or Loss per Share are measured on a consolidated basis, while our Adjusted EBITDA is measured on a consolidated and reportable segment basis. All other key financial statement and operating metrics are derived and reported from our consolidated net revenue.
We use the following metrics to assess the performance of our overall business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except LTM net revenue per active customer, average order value and per share data)
Key Financial Statement Metrics:
Net revenue	$3,117	$2,884	$9,120	$8,730
Gross profit	$934	$873	$2,755	$2,633
Income (Loss) from operations	$38	$(74)	$(67)	$(344)
Net loss	$(99)	$(74)	$(197)	$(364)
Loss per share
Basic	$(0.76)	$(0.60)	$(1.54)	$(2.98)
Diluted	$(0.76)	$(0.60)	$(1.54)	$(2.98)
Net cash provided by operating activities	$155	$49	$332	$155
Key Operating Metrics:
Active customers (1)	21	22	21	22
LTM net revenue per active customer (2)	$578	$545	$578	$545
Orders delivered (3)	10	9	29	29
Average order value (4)	$317	$310	$315	$303
Non-GAAP Financial Measures:
Adjusted EBITDA	$208	$119	$519	$357
Free Cash Flow	$93	$(9)	$184	$(19)
Adjusted Diluted Earnings per Share	$0.70	$0.22	$1.73	$0.38

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
Results of Consolidated Operations
Comparison of the three months ended September 30, 2025 and 2024
Net revenue
During the three months ended September 30, 2025, net revenue increased by $233 million, or 8.1%, compared to the same period in 2024, which reflects our ongoing execution of business initiatives amid persistent macroeconomic pressures on consumers. The increase in net revenue is primarily due to higher order volume in addition to higher average order value resulting from brand and consumer mix shifts, compared to the same period in 2024.
During the three months ended September 30, 2025, our U.S. net revenue increased by 8.6%. During the three months ended September 30, 2025, our International net revenue increased by 4.6% compared to the same period in 2024, driven by growth across our remaining international markets, partially offset by the exit of our German business. During the three months ended September 30, 2025, International Net Revenue Constant Currency Growth was 3.5% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Three Months Ended September 30,
	2025	2024	% Change

	(in millions)
U.S. net revenue	$2,728	$2,512	8.6%
International net revenue	389	372	4.6%
Net revenue	$3,117	$2,884	8.1%
For more information on our segments, see Note 9, Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the three months ended September 30, 2025, cost of goods sold increased by $172 million, or 8.6%, compared to the same period in 2024. The increase in cost of goods sold is driven by higher net revenue, compared to the same period in 2024.
As a percentage of net revenue, cost of goods sold increased to 70.0% for the three months ended September 30, 2025 compared to 69.7% in the same period in 2024, due to investments in the customer experience, partially offset by the growth of our supplier services.

	Three Months Ended September 30,
	2025	2024	% Change

	(in millions)
Cost of goods sold	$2,183	$2,011	8.6%
As a percentage of net revenue	70.0%	69.7%

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

	Three Months Ended September 30,
	2025	2024	% Change

	(in millions)
Customer service and merchant fees (1)	$118	$112	5.4%
Advertising	330	354	(6.8)%
Selling, operations, technology, general and administrative (1)	445	480	(7.3)%
Impairment and other related net charges	—	1	(100.0)%
Restructuring charges	3	—	100.0%
Total operating expenses	$896	$947	(5.4)%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.8%	3.9%
Advertising	10.6%	12.3%
Selling, operations, technology, general and administrative (1)	14.3%	16.6%
Impairment and other related net charges	—%	—%
Restructuring charges	0.1%	—%
	28.8%	32.8%
(1) Includes equity-based compensation and related taxes as follows:

	Three Months Ended September 30,
	2025	2024

	(in millions)
Customer service and merchant fees	$4	$4
Selling, operations, technology, general and administrative	$85	$92
During the three months ended September 30, 2025, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative decreased by $7 million, or 7.3%, compared to the same period in 2024, as a result of a decrease in restricted stock units awarded during the three months ended September 30, 2025.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three Months Ended September 30,
	2025	2024

Customer service and merchant fees	3.7%	3.7%
Selling, operations, technology, general and administrative	11.5%	13.5%

Customer Service and Merchant Fees
During the three months ended September 30, 2025, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees increased by $6 million, or 5.6%, compared to the same period in 2024. The increase in customer service and merchant fees is primarily due to higher net revenue, partially offset by lower compensation costs.
As a percentage of net revenue, total customer service and merchant fees decreased to 3.8% for the three months ended September 30, 2025 compared to 3.9% in the same period in 2024 primarily due to increased net revenue during the period.
Advertising
During the three months ended September 30, 2025, our advertising expenses decreased by $24 million, or 6.8%, compared to the same period in 2024. The decrease reflects our response to changing market conditions and changes in our advertising channel mix, as we seek to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses decreased to 10.6% for the three months ended September 30, 2025 compared to 12.3% in the same period in 2024 due to changes in our advertising channel mix as we seek to maximize returns on advertising spend within our efficiency parameters.
Selling, operations, technology, general and administrative
During the three months ended September 30, 2025, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $28 million, or 7.2%, compared to the same period in 2024. The decrease is primarily due to decreased compensation costs, driven by workforce reductions.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 14.3% for the three months ended September 30, 2025, compared to 16.6% in the same period in 2024, primarily due to decreased compensation costs.
Impairment and other related net charges
During the three months ended September 30, 2025, impairment and other related charges remained relatively flat compared to the same period in 2024.
Restructuring charges
During the three months ended September 30, 2025, restructuring charges increased by $3 million, or 100.0%, compared to the same period in 2024. As a percentage of net revenue, restructuring charges increased to 0.1% from 0.0% in the same period in 2024.
During the three months ended September 30, 2025, we incurred $3 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $2 million related to the Germany Restructuring and $1 million related to the March 2025 workforce reduction.
Interest expense, net
During the three months ended September 30, 2025, interest expense, net increased by $26 million compared to the same period in 2024, primarily driven by the issuance of the 2029 Secured Notes in October 2024 and of the 2030 Secured Notes in March 2025.

	Three Months Ended September 30,
	2025	2024	% Change

	(in millions)
Interest expense, net	$(31)	$(5)	NM
NM - Not Meaningful

Other income (expense), net
During the three months ended September 30, 2025, other (expense) income, net increased by $13 million compared to the same period in 2024, primarily driven by foreign currency rate fluctuations between the U.S. Dollar and the Canadian Dollar. Included in other (expense) income, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Three Months Ended September 30,
	2025	2024	% Change

	(in millions)
Other income (expense), net	$(5)	$8	NM
NM - Not Meaningful
Loss on debt extinguishment
During the three months ended September 30, 2025, loss on debt extinguishment increased by $99 million, or 100.0%, compared to the same period in 2024.
During the three months ended September 30, 2025, we recorded a $99 million loss on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $200 million and the net carrying value of the 2028 Notes of $101 million.
Refer to Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended September 30,
	2025	2024	% Change

	(in millions)
Loss on debt extinguishment	$(99)	$—	100.0%
Provision for income taxes, net
During the three months ended September 30, 2025, our provision for income taxes, net decreased by $1 million, or 33.3% compared to the same period in 2024.

	Three Months Ended September 30,
	2025	2024	% Change

	(in millions)
Provision for income taxes	$2	$3	(33.3)%

Results of Consolidated Operations
Comparison of the nine months ended September 30, 2025 and 2024
Net revenue
During the nine months ended September 30, 2025, net revenue increased by $390 million, or 4.5%, compared to the same period in 2024, which reflects our ongoing execution of business initiatives amid persistent macroeconomic pressures on consumers. The increase in net revenue is due to higher average order value resulting from brand and consumer mix shifts compared to the same period in 2024.
During the nine months ended September 30, 2025, our U.S. net revenue increased by 5.2% and International net revenue decreased by 0.7% compared to the same period in 2024, primarily due to the exit of our German business. During the nine months ended September 30, 2025, International Net Revenue Constant Currency Growth was (0.2)% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Nine Months Ended September 30,
	2025	2024	% Change

	(in millions)
U.S. net revenue	$8,031	$7,633	5.2%
International net revenue	1,089	1,097	(0.7)%
Net revenue	$9,120	$8,730	4.5%
For more information on our segments, see Note 9, Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the nine months ended September 30, 2025, cost of goods sold increased by $268 million, or 4.4%, compared to the same period in 2024. The increase in cost of goods sold is driven by higher net revenue, compared to the same period in 2024.
As a percentage of net revenue, cost of goods sold remained relatively constant at 69.8% for the nine months ended September 30, 2025, compared the same period in 2024.

	Nine Months Ended September 30,
	2025	2024	% Change

	(in millions)
Cost of goods sold	$6,365	$6,097	4.4%
As a percentage of net revenue	69.8%	69.8%

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

	Nine Months Ended September 30,
	2025	2024	% Change

	(in millions)
Customer service and merchant fees (1)	$346	$350	(1.1)%
Advertising	1,046	1,043	0.3%
Selling, operations, technology, general and administrative (1)	1,339	1,503	(10.9)%
Impairment and other related net charges	23	2	NM
Restructuring charges	68	79	(13.9)%
Total operating expenses	$2,822	$2,977	(5.2)%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.8%	4.0%
Advertising	11.5%	11.9%
Selling, operations, technology, general and administrative (1)	14.7%	17.2%
Impairment and other related net charges	0.3%	—%
Restructuring charges	0.7%	0.9%
	31.0%	34.0%
NM - Not Meaningful
(1) Includes equity-based compensation and related taxes as follows:

	Nine Months Ended September 30,
	2025	2024

	(in millions)
Customer service and merchant fees	$11	$15
Selling, operations, technology, general and administrative	$243	$300

During the nine months ended September 30, 2025, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative decreased by $61 million, or 19.4%, compared to the same period in 2024, driven by workforce reductions.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Nine Months Ended September 30,
	2025	2024
Customer service and merchant fees	3.7%	3.8%
Selling, operations, technology, general and administrative	12.0%	13.8%
Customer Service and Merchant Fees
During the nine months ended September 30, 2025, excluding the impact of equity-based compensation, our expenses for customer service and merchant fees remained constant compared to the same period in 2024.
As a percentage of net revenue, total customer service and merchant fees decreased to 3.8% for the nine months ended September 30, 2025, compared to 4.0% in the same period in 2024 due to increased net revenue during the period.

Advertising
During the nine months ended September 30, 2025, our advertising expenses increased by $3 million, or 0.3%, compared to the same period in 2024. The increase reflects our response to changing market conditions and renewed investment opportunities, as we sought to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses decreased to 11.5% for the nine months ended September 30, 2025 compared to 11.9% in the same period in 2024 due to changes in our advertising channel mix as we seek to maximize returns on advertising spend within our efficiency parameters.
Selling, operations, technology, general and administrative
During the nine months ended September 30, 2025, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $107 million, or 8.9% compared to the same period in 2024. The decrease is primarily due to decreased compensation costs, driven by workforce reductions.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 14.7% for the nine months ended September 30, 2025, compared to 17.2% in the same period in 2024, primarily due to decreased compensation costs.
Impairment and other related net charges
During the nine months ended September 30, 2025, impairment and other related charges increased by $21 million compared to the same period in 2024. As a percentage of net revenue, impairment and other related net charges increased to 0.3% from 0.0% in the same period in 2024.
During the nine months ended September 30, 2025, we recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with our German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S. Refer to Note 2, Supplemental Financial Statement Disclosures, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.
During the nine months ended September 30, 2024, we recorded charges of $2 million related to changes in sublease market conditions for an identified U.S. office location.
Restructuring charges
During the nine months ended September 30, 2025, restructuring charges decreased by $11 million, or 13.9%, compared to the same period in 2024. As a percentage of net revenue, restructuring charges decreased to 0.7% from 0.9% in the same period in 2024.
During the nine months ended September 30, 2025, Wayfair incurred $68 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $48 million related to the Germany Restructuring and $20 million related to the March 2025 workforce reduction. During the nine months ended September 30, 2024, Wayfair incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reduction.
Interest expense, net
During the nine months ended September 30, 2025, interest expense, net increased to $83 million, compared to $15 million in the same period in 2024, primarily driven by the issuances of the 2029 Secured Notes in October 2024 and of the 2030 Secured Notes in March 2025.

	Nine Months Ended September 30,
	2025	2024	% Change

	(in millions)
Interest expense, net	$(83)	$(15)	453.3%

Other income (expense), net
During the nine months ended September 30, 2025, other (expense) income, net increased by $25 million compared to the same period in 2024, primarily driven by foreign currency rate fluctuations between the U.S. Dollar and the Canadian Dollar. Included in other (expense) income, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Nine Months Ended September 30,
	2025	2024	% Change

	(in millions)
Other income (expense), net	$28	$3	NM
NM - Not Meaningful
Loss on debt extinguishment
During the nine months ended September 30, 2025, loss on debt extinguishment increased by $68 million, or 100.0%, compared to the same period in 2024.
During the nine months ended September 30, 2025, Wayfair recorded a $68 million loss on debt extinguishment upon repurchase of $101 million, $80 million, and $696 million in aggregate principal amount of the 2028 Notes, 2025 Notes, and 2026 Notes, respectively.
Refer to Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Nine Months Ended September 30,
	2025	2024	% Change

	(in millions)
Loss on debt extinguishment	$(68)	$—	100.0%
Provision for income taxes, net
During the nine months ended September 30, 2025, our provision for income taxes, net decreased by $1 million, or 12.5% compared to the same period in 2024.

	Nine Months Ended September 30,
	2025	2024	% Change

	(in millions)
Provision for income taxes, net	$7	$8	(12.5)%

Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2025, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.2 billion. Additionally, we have a $500 million senior secured revolving credit facility that matures on March 13, 2030 (the “Revolver”). As of September 30, 2025, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for $74 million as of September 30, 2025, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity for the periods presented:

	September 30,	December 31,
	2025	2024

	(in millions)
Cash and cash equivalents	$1,171	$1,316
Short-term investments	54	56
Total liquidity	$1,225	$1,372
We believe that our existing cash and cash equivalents and investments, cash generated from operations and the borrowing availability under our Revolver will be sufficient to meet our anticipated cash needs for at least the foreseeable future including planned capital expenditures, contractual obligations and other such requirements. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Further, we have and may from time to time seek to retire, restructure, repurchase or redeem, or otherwise mitigate the equity dilution associated with our outstanding convertible debt through cash purchases, stock buybacks of some or all of the shares underlying convertible notes and/or exchanges for equity or debt in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, exchanges or liability management exercises, if any, will be upon such terms and at such prices and sizes as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth in Part I, Item 1A, Risk Factors in our Annual Report on 10-K for the year ended December 31, 2024. In addition, macroeconomic events have caused disruption in the capital markets, including increased inflation and interest rates, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements or strategic goals on acceptable terms, in a timely manner, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets.
Credit Agreement and Debt Arrangements
As of September 30, 2025, we had $3.0 billion principal amount of indebtedness outstanding. Our indebtedness includes unsecured 0.625% Convertible Senior Notes due 2025 (the “2025 Notes”), unsecured 1.00% Convertible Senior Notes due 2026 (the “2026 Notes”), unsecured 3.25% Convertible Senior Notes due 2027 (the “2027 Notes”), unsecured 3.50% Convertible Senior Notes due 2028 (the “2028 Notes”, and together with the 2025 Notes, 2026 Notes and 2027 Notes, the “Convertible Notes”), 7.250% Senior Secured Notes due 2029 (the “2029 Secured Notes”) and 7.750% Senior Secured Notes due 2030 (the “2030 Secured Notes”, together with the 2029 Secured Notes, the “Senior Secured Notes” and together with the Convertible Notes, the “Notes”).
Under the terms of our Revolver, we may use proceeds to finance working capital, to refinance existing indebtedness and to provide funds for permitted acquisitions, repurchases of equity interests and other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.

On March 14, 2025, in connection with the issuance of the 2030 Secured Notes, we repurchased $578 million in aggregate principal amount of the 2026 Notes. On May 9, 2025, we used the remaining proceeds from the 2030 Secured Notes offering, together with cash on hand, to repurchase $80 million in aggregate principal amount of the 2025 Notes and $118 million in aggregate principal amount of the 2026 Notes. On August 20, 2025, we repurchased $101 million in aggregate principal amount of the 2028 Notes. See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information on debt and other financing transactions.
The conditional conversion features of the 2028 Notes were triggered during the calendar quarter ended September 30, 2025, therefore the 2028 Notes are convertible during the calendar quarter ended December 31, 2025. The conditional conversion features of the 2026 Notes and 2027 Notes were not triggered during the calendar quarter ended September 30, 2025, therefore, the 2026 Notes and 2027 Notes are not convertible during the calendar quarter ended December 31, 2025 pursuant to the applicable last reported sales price conditions. On July 1, 2025, the 2025 Notes became freely convertible and the holders of the 2025 Notes could have converted all or a portion of their 2025 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. On October 1, 2025, the 2025 Notes matured and Wayfair paid in cash the remaining outstanding principal of $157 million to the holders of the 2025 Notes.
During the three months ended September 30, 2025, there were no conversions of the Convertible Notes. Whether any of the Convertible Notes will be convertible in future quarters will depend on the satisfaction of the applicable last reported sales price condition or another conversion condition in the future. If one or more holders elect to convert their Convertible Notes at a time when any such Convertible Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the credit agreement governing the Revolver) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and debt agreements, see Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, we were in compliance with all the terms and conditions of our debt agreements.
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
The Repurchase Programs do not obligate us to purchase any shares of our Class A common stock and have no expiration but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of September 30, 2025, we have repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.

Trends and Historical Cash Flows

	Nine Months Ended September 30,
	2025	2024

	(in millions)
Net loss	$(197)	$(364)
Net cash provided by operating activities	$332	$155
Net cash used in investing activities	$(150)	$(178)
Net cash (used in) provided by financing activities	$(303)	$3
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
Cash flows provided by operating activities increased by $177 million during the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to a decrease in net loss adjusted for non-cash items of $162 million, partially offset by an increase of $15 million for cash changes in operating assets and liabilities.
Investing Activities
Cash flows used in investing activities decreased by $28 million during the nine months ended September 30, 2025, compared to the same period in 2024, due to an increase in purchases of short- and long-term investments of $39 million, increases in sales and maturities of short- and long-term investments of $41 million, decreases in purchases of property and equipment and site and software development costs of $26 million.
Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 1.6% of net revenue for the nine months ended September 30, 2025 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments, including our physical retail store expansion, proprietary technology and operational platform.
Financing Activities
Cash flows used in financing activities increased by $306 million during the nine months ended September 30, 2025, compared to the same period in 2024. The increase in cash used is primarily due to payments to extinguish debt of $940 million, partially offset by proceeds from the issuance of debt of $691 million.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
During the nine months ended September 30, 2025, we issued $700 million in aggregate principal amount of the 2030 Secured Notes and repurchased $80 million in aggregate principal amount of the 2025 Notes, $696 million in aggregate principal amount of the 2026 Notes, and $101 million in aggregate principal amount of the 2028 Notes. See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information. Other than these financing transactions, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2024.

Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we have disclosed in this Quarterly Report on Form 10-Q the following non-GAAP financial measures: Adjusted EBITDA, Free Cash Flow, Net Revenue Constant Currency Growth and Adjusted Diluted Earnings or Loss per Share.
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

The following table reflects the reconciliation of net income or loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Reconciliation of Adjusted EBITDA:
Net loss	$(99)	$(74)	$(197)	$(364)
Depreciation and amortization	75	94	234	297
Equity-based compensation and related taxes	92	98	261	323
Interest expense, net	31	5	83	15
Other expense (income), net	5	(8)	(28)	(3)
Provision for income taxes, net	2	3	7	8
Other:
Impairment and other related net charges (1)	—	1	23	2
Restructuring charges (2)	3	—	68	79
Loss on debt extinguishment (3)	99	—	68	—
Adjusted EBITDA	$208	$119	$519	$357

(1)
During the nine months ended September 30, 2025, Wayfair recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with its German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S. Refer to Note 2, Supplemental Financial Statement Disclosures, for additional information.

(2)
During the three and nine months ended September 30, 2025, we incurred $3 million and $68 million, respectively, of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $48 million related to the Germany Restructuring and $20 million related to the March 2025 workforce reduction. During the nine months ended September 30, 2024, we incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reduction.

(3)
During the three and nine months ended September 30, 2025, we recorded a $99 million and $68 million, respectively, loss on debt extinguishment upon repurchase of $101 million in aggregate principal amount of the 2028 Notes, $80 million in aggregate principal amount of the 2025 Notes and $696 million in aggregate principal amount of the 2026 Notes.

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

The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions)
Net cash provided by operating activities	$155	$49	$332	$155
Purchase of property and equipment	(27)	(17)	(45)	(53)
Site and software development costs	(35)	(41)	(103)	(121)
Free Cash Flow	$93	$(9)	$184	$(19)
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

A reconciliation of the numerator and denominator for diluted earnings or loss per share, the most directly comparable GAAP financial measure, to the numerator and denominator for Adjusted Diluted Earnings or Loss per Share in order to calculate Adjusted Diluted Earnings or Loss per Share, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(99)	$(74)	$(197)	$(364)
Adjustments to net income (loss)
Interest expense associated with convertible debt instruments	13	—	40	—
Equity-based compensation and related taxes	92	98	261	323
Provision for income taxes, net	2	3	7	8
Other:
Impairment and other related net charges	—	1	23	2
Restructuring charges	3	—	68	79
Loss on debt extinguishment, net	99	—	68	—
Numerator for Adjusted Diluted Earnings per Share - Adjusted net income	$110	$28	$270	$48

Denominator:
Denominator for basic loss per share - weighted-average number of shares of common stock outstanding	130	123	128	122
Denominator for diluted loss per share - weighted-average number of shares of common stock outstanding after the effect of dilutive securities	130	123	128	122
Adjustments to effect of dilutive securities:
Restricted stock units	—	—	—	1
Convertible debt instruments	26	—	27	—
Denominator for Adjusted Diluted Earnings per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	156	123	155	123
Diluted Loss per Share	$(0.76)	$(0.60)	$(1.54)	$(2.98)
Adjusted Diluted Earnings per Share	$0.70	$0.22	$1.73	$0.38
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation matters and other legal claims that arise during the ordinary course of business. Litigation and legal claims are inherently unpredictable and cannot be predicted with certainty. An unfavorable resolution of one or more legal matters could have a material adverse effect on our results of operations or financial condition, and regardless of the outcome, these matters can be costly and time consuming, as they can divert management's attention from important business matters and initiatives, negatively impacting our overall operations. In addition, we may be at greater risk from outside party claims as we increase our operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable or unclear.
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
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Certain Information Regarding the Trading of Our Common Stock included in our Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding our authorized share repurchase programs. As of September 30, 2025, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.1 billion. There were no repurchases made during the three months ended September 30, 2025.
Item 5. Other Information
(c)    Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, the following directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Plans
Name & Title	Action	Date	Rule 10b5-1 Plan	Non-Rule 10b5-1 Plan	Aggregate number/dollar value of securities to be purchased or sold	Plan expiration date (1)
Jon Blotner, President, Commercial and Operations	Termination	August 12, 2025	X		Up to approximately 2,495,000.00 in value of shares to be sold	February 27, 2026
Jon Blotner, President, Commercial and Operations	Adoption	August 12, 2025	X		Up to approximately $4,000,000 in value of shares to be sold	July 31, 2026
Kate Gulliver, Chief Financial Officer and Chief Administrative Officer	Adoption	August 6, 2025	X		Up to 46,109 shares to be sold	August 5, 2026
Fiona Tan, Chief Technology Officer	Termination	August 5, 2025	X		Up to 18,797.00 shares to be sold	November 28, 2025
Fiona Tan, Chief Technology Officer(2)	Adoption	August 5, 2025	X		Up to 32,792 shares to be sold	September 30, 2026

(1)
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

(2)	Represents the adoption of a Rule 10b5-1 trading plan by Fiona Tan as trustee on behalf of a revocable trust of which members of Fiona Tan’s immediate family are the sole beneficiaries.
Other than those disclosed above, none of our directors or officers adopted or terminated, a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended September 30, 2025.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	File No.	Filing Date	Exhibit Number
10.1	Form of Performance Stock Unit Award Agreement		8-K	001-36666	9/19/2025	10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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

WAYFAIR INC.
Date: October 28, 2025	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 28, 2025	By:	/s/ KATE GULLIVER
Kate Gulliver
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)