Form 10-K
period 2025-12-31
Wayfair Inc.
filed 2026-02-19
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025 computed by reference to the closing sale price of $51.14 per share as reported on the New York Stock Exchange on that date was $5.2 billion.

Class	Outstanding at February 12, 2026
Class A Common Stock, $0.001 par value per share	108,769,567
Class B Common Stock, $0.001 par value per share	21,978,295
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Rule 14A not later than 120 days after the end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

Wayfair Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2025

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward looking statements, including statements regarding our investment plans and anticipated returns on those investments; our plans for growth, including customer growth; our future results of operations and financial position; available liquidity and access to financing sources; anticipated results of cost-cutting and liability and dilution management exercises; our business strategy; plans and objectives of management for future operations, including regarding our physical retail stores and omni-channel strategy; investment in our logistics network; consumer activity and behaviors; developments in our technology and systems, including our use of artificial intelligence and machine learning technologies and the anticipated results of those developments; and the impact of macroeconomic events, including interest rates, tariffs and inflation, and our response to such events. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these terms or other similar expressions.
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
•risks relating to our liability and dilution management exercises;
•our ability to manage the impacts of our restructurings and workforce reductions;
•our ability to acquire and retain customers in a cost-effective manner;
•our ability to increase our net revenue per active customer;
•our ability to curate, market, grow and maintain strong brands;
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
•Our business depends on our ability to curate, market, grow and maintain strong brands. We may not be able to maintain and enhance our brands if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers' expectations, which could materially adversely affect our business, results of operations and growth prospects.
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
•We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
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
•Our marketing efforts to help grow our business may not be effective, and failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our e-commerce and omni-channel approach to shopping for home goods.
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

•Future sales and issuances of our common stock or rights to purchase common stock, including upon conversion of our convertible notes, could result in additional dilution to our stockholders and could cause the price of our common stock to decline.

PART I
Item 1. Business
As used herein, “Wayfair,” “the company,” “we,” “us,” “our” and similar terms refer to Wayfair Inc. and its subsidiaries, unless the context indicates otherwise.
Overview
Wayfair is the destination for all things home. Through our e-commerce platform, we offer customers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices. We are focused on bringing our customers an experience that is at the forefront of shopping for the home online. Our customers span a wide range of demographics, with annual household incomes typically ranging from $25,000 to over $250,000, and also include businesses, from small startups to global enterprises. Our selections of furniture, décor, housewares and home improvement products appeal to our customers’ different tastes, styles, purchasing goals and budgets when shopping for their homes and businesses.
To meet our customers where they are, we offer a family of brands, both online and through physical retail stores, each with a unique identity that offers a tailored shopping experience and rich product selection to a different target audience:
•Wayfair: Every style. Every home.
•AllModern: Modern made simple.
•Birch Lane: Classic style for joyful living.
•Joss & Main: The ultimate style edit for home.
•Perigold: The destination for luxury home.
•Wayfair Professional: A one-stop Pro shop.
Our Wayfair brand represents a significant majority of our net revenue and is currently the only one of our sites that also operates internationally, operating as Wayfair.ca in Canada, Wayfair.co.uk in the United Kingdom and Wayfair.ie in Ireland. Our specialty retail brands include AllModern, Joss & Main, and Perigold
We also feature certain products under our house brands, such as Three Posts® and Mercury Row®. Through these house brands, which feature curated selections refined by style and price point, we help our customers navigate our vast product assortment to find items that uniquely match their needs.
We complement our e-commerce experience with a growing physical retail presence. Our physical retail stores allow customers to experience our products in person, benefit from in-store services, and shop across product categories that reflect our online breadth. These physical retail stores are designed to strengthen our brands, deepen customer engagement, and enhance the end-to-end shopping experience. As of December 31, 2025, we operated 12 physical retail stores, excluding outlet locations, across 4 states in the United States (“U.S.”).
The delivery experience and overall customer service we offer our shoppers are central to our business. The majority of our products are shipped to customers directly from our suppliers with an increasing proportion flowing through our own logistics network. We have invested considerably in our logistics network and leverage these capabilities to improve the experience for both customers and suppliers. This network consists of CastleGate and the Wayfair Delivery Network (“WDN”). We also offer inbound services via CastleGate Forwarding (“CGF”). Our CastleGate facilities enable suppliers to forward-position their inventory in our warehouses, allowing us to offer faster delivery. Through WDN, we can directly manage large parcel deliveries via consolidation centers, cross docks and last mile delivery facilities, which, alongside CastleGate, enables us to speed up deliveries, decrease our reliance on third parties and undertake efforts to reduce damage. Our CGF services allow our suppliers to unlock efficiencies on inbound logistics, including through Asia-based product consolidation and port-to-door freight forwarding solutions, which ultimately result in faster deliveries to our customers. We believe these investments in logistics capabilities result in an enhanced experience for our customers and suppliers. In addition to logistics, we offer a range of supplemental media services in support of a seamless selling experience for suppliers. We also believe providing superior customer service is key to delighting our customers. Our global customer service locations are staffed with over 2,000 full-time highly-trained sales and service employees, supplemented by artificial intelligence (“AI”)–enabled tools to support the efficient resolution of common customer inquiries.
Our Growth Strategy
Our goal is to further increase our leadership in the home goods market by pursuing the following key strategies:
•continue to build our brands by delighting our customers;
•increase repeat purchases from existing customers and acquire new customers;
•invest in technology, including AI, to further improve our customer and supplier experiences;
•continue to execute our omni-channel strategy with the launch of additional physical retail stores across our family of brands;
•grow certain categories where we under-index the broader home goods market today;
•engage with our customers through our loyalty program;
•increase delivery speed and improve the delivery experience for our customers through the continued build-out of our proprietary logistics network;
•continue to grow within our existing international markets; and
•opportunistically pursue strategic acquisitions.
Segments
Our operating and reportable segments are the U.S. and International, which includes our businesses in Canada, the United Kingdom, Ireland and Germany (through January 10, 2025). See Note 13, Segment and Geographic Information, in the notes to consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. Net revenue of the U.S. segment represented 88% of consolidated net revenue for the year ended December 31, 2025.
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

Logistics, fulfillment and customer service for home goods products are challenging given the variety of categories and price points and the mix of heavy and bulky items. Home goods often have a low dollar value to weight ratio compared to other categories of retail, therefore requiring a robust and reliable logistics network that is optimized for items with those characteristics. Consumers also seek first-rate customer service so they are not burdened with managing delivery, shipping and return logistics on their own. However, we believe many retailers that serve the mass market for home goods are often unable or unwilling to provide this level of service.
Key Benefits for Our Customers
We offer a broad selection and choice. We have one of the largest online selections of furniture, décor, housewares and home improvement products, with over 40 million products from approximately 20 thousand suppliers. Our omni-channel strategy helps our customers navigate our broad product offering and our family of specialty retail brands tailors customers’ shopping experiences by offering strategically selected products across different storefronts, each with a unique identity, style and price point. In addition, we have built a portfolio of over one hundred house brands, which offer curated brand experiences, making it easier for customers to discover styles, products and price points that appeal to them.
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
We give customers inspirational content and an engaging shopping journey. To inspire customers, we produce beautiful imagery and highly-tailored editorial content both in-house and through third parties. We use personalization, including AI-enabled tools, to create a more engaging consumer experience and we allow customers to create looks they love with tools such as our Room Ideas. More than half of the traffic coming to Wayfair.com is from mobile devices and our investment in mobile allows us to deliver value, convenience and inspiration to consumers anytime and anywhere. Our mobile app also offers customers a powerful way to shop for their home from their home using our “View in Room 3D” augmented reality tool.
We support our customers' shopping journey from start to finish through everything from financing solutions to customer support. Our private label and co-branded credit cards build loyalty and encourage repeat shopping with cash back rewards. Our membership rewards program, Wayfair Rewards, also encourages repeat shopping. Membership provides cash back rewards, as well as other benefits, including free shipping, access to member-only sales, and special offers and perks, designed to enhance the customer shopping experience and build long-term loyalty.
Superior customer service is a core part of the experience we offer shoppers. Our customer service organization has over 2,000 full-time employees who help consumers navigate our sites, answer questions and complete orders, and offers specialists focused on specific product classes. This team helps us build trust with consumers, build our brand awareness, enhance our reputation and drive sales.
Key Benefits for Our Suppliers
We give suppliers cost-effective access to our large customer base. We sell products from approximately 20 thousand suppliers, many of which are small, family-run operations without well-known product brands and without easy retail access to a large customer base. Access to our customers, including 21 million active customers over the last twelve months, enables our suppliers to increase their sales and access the growing e-commerce market.
Suppliers can leverage our technological expertise to enhance their success on our platform. Our technology platform is designed to allow suppliers to easily provide us with their full product selection and to highlight selected products for customers on our sites. We offer our suppliers a view of our demand and inventory needs via powerful data and analytics. Suppliers can enhance their media and merchandising by using additional services provided by Wayfair, including through sponsored content. We believe many of our suppliers have increased their sales through our technology platform, which has strengthened their loyalty to us.
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
Our team of engineers and data scientists has built a full set of technology solutions specific to the home goods market. Our storefront consists of a large set of tools and systems with which our customers directly interact, that are specifically tuned for shopping the home goods category by mixing lifestyle imagery with easy-to-use navigation tools and personalization features designed to increase customer conversion. We have designed operations software to deliver the reliable and consistent experience consumers desire, with proprietary software enhancing our performance in areas such as integration with our suppliers, our warehouse and logistics network and our customer service operation. Much of our advertising technology was internally developed, including campaign management and bidding algorithms for online advertising. This allows us to leverage our internal data and target customers efficiently across various channels. We also partner selectively with marketing partners where we find solutions that meet our marketing objectives and are expected to deliver a strong return on investment.
Much of the underlying infrastructure for storefront, operations and advertising technology is common across all of our sites and countries. We have transitioned most of our data storage and processing systems from our physical data centers to a cloud-based solution.
We increasingly rely on AI and machine learning technologies to support elements of our customer experience, including search, recommendations, customer support and other personalization tools. For example, in 2025, we invested in the development and launch of Muse, an AI-powered tool, to inspire and personalize the home shopping experience by providing customers inspiration and ideas to build their aspirational home.
Marketing
We use a variety of marketing and advertising efforts to drive customer engagement across all of our channels, strengthen and reinforce brand and product awareness, as well as attract new customers and encourage repeat purchases from existing customers. Our paid advertising efforts consist primarily of online channels, including search engine marketing, display advertising and paid social media, text messages, and to a lesser extent direct mail and television advertisements. Our non-paid advertising efforts include search engine optimization, non-paid social media, mobile “push” notifications and email. Upon acquiring a customer or a potential customer's email address, we seek to increase their engagement with our sites and drive repeat purchases. This effort to increase engagement and repeat purchasing is driven by all of our marketing tools, including personalized email marketing efforts and customer retargeting. We rigorously manage our paid marketing efforts towards the goal that each new spending initiative is cost-effective with a measurable return on investment within a designated period of time.
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

Competition
The market for online home goods and furniture is highly competitive, fragmented and rapidly changing. While we primarily focus on the mass market, we compete across all segments of the home goods market. Our competition includes furniture stores, big box retailers, department stores, specialty retailers and online retailers and marketplaces in the U.S., Canada, the United Kingdom and Ireland, including:
•Furniture Stores: Ashley Furniture, Bob's Discount Furniture, Havertys, Nebraska Furniture Mart, Raymour & Flanigan and Rooms To Go;
•Big Box Retailers: Home Depot, IKEA, Lowe's, Costco, Target and Walmart;
•Department Stores: JCPenney, Macy's and Neiman Marcus;
•Specialty Retailers: Arhaus, At Home, Container Store, Crate and Barrel, Design Within Reach, Ethan Allen, Floor & Decor, LL Flooring, Restoration Hardware, Ferguson, Room & Board, Serena & Lily, TJX Companies and Williams Sonoma;
•Online Retailers and Marketplaces: Amazon, Houzz, eBay, Etsy and Bed Bath & Beyond;
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
We believe we have a good relationship with our employees, which includes approximately 12,800 employees, of whom approximately 11,800 were full-time equivalents, as of December 31, 2025. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce, primarily in our logistics network. None of our employees are represented by a labor union or covered by a collective bargaining agreement.
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
Uncertainties in global economic conditions that are beyond our control have in the past impacted our business and may in the future materially adversely affect our business, results of operations, financial condition and stock price. These adverse conditions include economic instability, changes in tax laws, regulations and new or increased tariffs, including retaliatory tariffs, export controls, the impacts of inflation, slower growth or recession, sustained higher interest rates, high unemployment, decreased consumer confidence in the economy, armed hostilities, and other events related thereto, such as economic sanctions and trade restrictions, geopolitical tensions in China and other regions, foreign currency exchange rate fluctuations, conditions affecting the retail environment for products we sell, and other unexpected events, including public health crises.
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
Our business depends on consumer demand for our products. As a result, we believe that our sales are sensitive to a number of factors that influence consumer confidence and spending, both on a global level and in particular markets, that can, in turn, affect our business or the home goods industry generally. These factors include, among others, financial market volatility, inflationary pressures, the impacts of tariffs, negative financial news, conditions in the real estate and mortgage markets, including home equity loans and consumer credit, changes in net worth and levels of disposable income as a result of market changes and uncertainty, energy shortages and cost increases, high levels of unemployment, labor and healthcare costs, government actions and general uncertainty regarding the overall future economic environment. Consumers may view a substantial portion of the products we offer as discretionary items rather than necessities. As a result, our operating results are sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Declines in consumer spending have in the past resulted, and in the future may result, in decreased demand for our products and services which may have an adverse effect on our results of operations.
We are subject to risks from changes to the trade policies, including tariff and import/export regulations, of the U.S. and/or other foreign governments.
Changes in trade policy, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments could have a material adverse impact on our business and the business of our suppliers. The imposition of new tariffs or increases in existing tariffs on products imported from countries where we or our suppliers operate could result in increased costs for finished goods. These cost increases may reduce our margins, require us to raise prices, or make our products less competitive in the marketplace. In addition, other countries may change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in trade policy and regulations already enacted or that may be enacted in the future. While some trade deals have been reached and trade negotiations are ongoing, overall the global trade environment remains fluid and highly uncertain. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected. For example, the U.S. has continued to impose additional and expanded tariffs on imports from specific countries such as China, including furniture, home goods, and related components, has expanded tariffs on imports on specific sectors and product types and derivative products, such as those made of steel, aluminum and certain wooden upholstered seating, cabinets and vanities, and has eliminated the prior de minimis exemption for small-value shipments from China. These actions have resulted in higher effective tariff rates, including certain stacked tariffs on certain home-goods categories. Countries such as China and Canada have responded with retaliatory tariffs. A substantial portion of our products are manufactured in China. We continue to work with our suppliers to mitigate any exposure to current, scheduled, and any other potential tariffs and are seeking opportunities to engage with new suppliers outside of China, but there can be no assurance that we will be able to offset any increased costs or secure these new suppliers.

Our results could be adversely affected by events beyond our control, such as natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.
Our operations, or those of our suppliers, could be negatively impacted by various events beyond our control, including, without limitation, natural disasters, such as hurricanes, tornadoes, floods, earthquakes, extreme cold events and other adverse weather conditions; public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; other catastrophic events, such as fires or other disasters occurring at our distribution centers or our suppliers’ manufacturing facilities, or acts of violence and other crimes, whether occurring in the U.S. or internationally. These events could disrupt our business operations, including the operations of our corporate offices, physical retail locations, and warehouses, as well as the operations of our global supply chain and those of our third-party partners, including our suppliers, vendors and logistics carriers, and could make it more difficult and costly for us to deliver our products. Furthermore, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our suppliers’ manufacturing facilities could impact our reputation and customers' perception of the products we offer. To the extent any of these events occur, our operations and financial results could be adversely affected. In addition, the impacts of climate change could result in changes in regulations, which could in turn affect our business, operating results, and financial condition.
Risks Related to Our Business and Industry
If we fail to manage our growth effectively, including regarding our employees, management and operations, our business, financial condition and operating results could be harmed.
Our historical growth rates may not be sustainable or indicative of future growth. To manage our growth effectively, we must continue to execute effective operational plans and strategies, improve our infrastructure of people and information systems and appropriately manage our employee base. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be harmed. Moreover, beginning in 2022 and continuing through 2025, in an effort to reduce our operational costs and improve our organizational efficiency, we implemented a cost efficiency plan, part of which included internal restructurings and workforce reductions to right-size our cost structure. In January 2025, we announced our decision to exit the German market, including a workforce reduction impacting approximately 730 employees, and in March 2025, we announced a workforce reduction involving approximately 340 members of our technology team. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction, the distraction of employees, reduced employee morale and adverse effects to our reputation as both an employer and with respect to customers, which could make it more difficult for us to hire new employees in the future and to retain and motivate key employees, and there is a risk that we may not achieve the anticipated benefits from the reduction. Additionally, reductions in workforce or operating expenses may limit our ability to pursue long-term initiatives or respond effectively to changes in our business. We also face significant competition for personnel. Failure to manage our hiring needs effectively or successfully integrate our new hires may have a material adverse effect on our business, financial condition and operating results. Properly managing our global workforce will also require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business. Further, we have a substantial number of hourly employees. While we are at or above current local and federal minimum wage requirements across the U.S., any future local or federal minimum wage increases may increase our labor costs, which may have an adverse effect on our results of operations.
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
Our success depends on our ability to acquire and retain customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means of commerce to purchase home goods and may prefer alternatives to our offerings, such as traditional brick and mortar retailers, the websites of our competitors or our suppliers' own websites. We have made significant investments related to customer acquisition and expect to continue to heavily invest to acquire additional customers and to reactivate prior customers. Our paid advertising efforts consist of television advertising, direct mail, catalog and print advertising, and online channel advertising, including display advertising, paid search advertising, social media advertising, search engine optimization, optimization for generative AI and AI-powered search platforms, and comparison shopping engine advertising. We also engage with celebrities and influencers as part of our marketing efforts, and our perceived affiliation with these individuals could cause us brand or reputational damage in the event they are perceived to be or take actions inconsistent with our brands and values.
Our paid advertising efforts are expensive and may not result in the cost-effective acquisition of customers. Our marketing expenses have varied from period to period, and we expect this trend to continue as we test new channels and refine our marketing strategies. We may increase or decrease our marketing spend within a period, based on the degree of our achievement of intended results, which may result in increased or decreased customer engagement in any given period. We cannot assure you that the net profit from new or returning customers we acquire will ultimately exceed the cost of acquiring those customers. Additionally, actions by third parties to block or impose restrictions on the delivery of certain advertisements could also adversely impact our business. If we fail to deliver a quality shopping experience, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers or retain existing customers. If we are unable to acquire new customers or reactivate prior customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers or efficiencies in our logistics network, our net revenue may decrease, and our business, financial condition and operating results may be materially adversely affected.
We also utilize non-paid advertising. Our non-paid advertising efforts include search engine optimization, non-paid social media, text message, mobile "push" notifications and email. We obtain a significant amount of traffic via search engines and, therefore, rely on search engines such as Google, Bing and Yahoo! as well as AI-powered search and generative answer platforms. Although we employ search engine optimization and search engine marketing strategies, our ability to maintain and increase the number of visitors directed to our website and application is not entirely within our control. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the purchased or algorithmic placement of links to our sites, or whether and how our content is surfaced, cited or summarized in AI-generated responses, can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our sites to place lower in search query results. A major search engine could change its algorithms in a manner that negatively affects our paid or non-paid search ranking, and competitive dynamics could impact the effectiveness of search engine marketing or search engine optimization. In addition, if there are changes in the usage and functioning of search engines or decreases in consumer use of search engines, for example, as a result of the continued development of artificial intelligence technology, this could negatively impact our owned and operated and third-party publishers’ websites. We also obtain a significant amount of traffic via social networking websites or other channels used by our current and prospective customers. As e-commerce and social networking continue to rapidly evolve, we must continue to establish relationships and proficiency with these channels, and we may be unable to develop or maintain these relationships on acceptable terms. If we are unable to cost-effectively drive traffic to our sites, our ability to acquire new customers, reactivate prior customers or retain our existing customers and our financial condition may suffer.

We also expect our loyalty program, which launched in 2024, to attract customers to our physical retail stores and to encourage purchases by our customers online. Our loyalty program offers customer rewards dollars that can be redeemed on future purchases. If we fail to execute the loyalty program effectively, if our customers do not respond positively to the program or if the program costs more than anticipated in reward redemptions, our competitors may be able to attract some of our customers and our financial results could be adversely impacted. In addition, customers increasingly face loyalty, membership, and subscription fatigue and may be less willing to renew or continue engaging with programs after an initial period of participation. Some customers may also be less likely to remain active in a loyalty program after completing larger or infrequent purchases, which can reduce ongoing engagement and limit the program’s effectiveness as a retention tool. Further, some of our new customers originate from word of mouth or other non-paid referrals from existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers or reactivate prior customers through these referrals, which may adversely affect how we continue to grow our business, or may require us to incur significantly higher marketing expenses in order to acquire new customers.
Our success depends in part on our ability to increase our net revenue per active customer. If our efforts to increase customer loyalty and repeat purchasing as well as maintain high levels of customer engagement are not successful, our growth prospects and net revenue will be materially adversely affected.
Our ability to grow our business depends on our ability to retain our existing customer base and generate increased net revenue and repeat purchases from this customer base and maintain high levels of customer engagement in a cost-effective manner. To do this, we must continue to provide our customers and potential customers with a unified, convenient, efficient and differentiated shopping experience by:
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
We have faced and may face price competition in the future. Competitors that can obtain better pricing, more favorable contractual terms and conditions, or more favorable allocations of products during periods of limited supply may be able to offer lower prices than we are able to offer. In addition, continued sales growth in the e-commerce industry has encouraged the entry of many new competitors, including discount retailers selling similar products at reduced prices and new business models, many of which are willing to spend significant funds and/or reduce pricing to gain market share. Our operating results and financial condition may be adversely affected by these and other industry-wide pricing pressures.
Our business depends on our ability to curate, market, grow and maintain strong brands. We may not be able to maintain and enhance our brands if we receive unfavorable customer reviews, complaints, negative publicity or otherwise fail to live up to consumers' expectations, which could materially adversely affect our business, results of operations and growth prospects.
Maintaining and enhancing our brands is critical to expanding our base of customers and suppliers. Our ability to maintain and enhance our brands depends largely on our ability to maintain customer confidence in our product and service offerings, including by offering a product assortment that resonates with customers, which may change over time, and by maintaining product availability and delivering products on time and without damage. If customers do not have a satisfactory shopping experience, they may seek out alternative offerings from our competitors and may not return to our sites as often in the future, or at all. In addition, unfavorable publicity regarding, for example, our practices relating to privacy and data protection, employment matters, product quality or availability, poor customer service, delivery problems, return or exchange policies, competitive pressures, litigation or regulatory activity, could seriously harm our reputation. Such negative publicity could also have an adverse effect on the size, engagement and loyalty of our customer base and result in decreased net revenue, which could adversely affect our business and financial results. A significant portion of our customers' brand experience also depends on third parties outside our control, including our suppliers, assembly and installation service providers and logistics providers. If these third parties do not meet our or our customers' expectations, our brands may suffer irreparable damage.

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
In 2025, we continued our expansion into physical retail with the opening of two new Perigold stores and five new outlet stores. We believe that expansion into additional physical retail stores represents a growth opportunity for us. Our growth strategy is dependent on our ability to identify and open future store locations in new and existing markets. Our ability to open stores in a timely and successful manner depends on a number of factors, including: the availability of desirable store locations; the availability and costs of construction labor and materials; local permitting timelines; the ability to negotiate acceptable lease terms at reasonable rates, including the length of rental periods and renewal options and the ability to obtain termination rights; our ability to obtain all required approvals and comply with other regulatory requirements; our relationships with current and prospective landlords; the ability to secure and manage the inventory necessary for the launch and operation of new stores; the availability of capital funding for expansion; and general economic conditions. Any or all of these factors and conditions could materially adversely affect our business, financial condition and results of operations.
New store openings may negatively impact our financial results due to the costs of acquiring new store locations and opening new stores and lower sales during the initial period following openings. New stores, particularly those in new markets, build their brand recognition and customer base over time and, as a result, may have lower margins and incur higher operating expenses relative to generated revenue. We may not anticipate all of the challenges posed by the expansion of our operations into new asset classes and geographic markets. We may not manage our expansion effectively, and our failure to achieve or properly execute our expansion plans could limit our growth or have a material adverse effect on our business, financial condition and results of operations.
Our efforts to expand our business into new brands, channels, products, programs, services, technologies and geographic markets will subject us to additional business, legal, financial and competitive risks and may not be successful.
Our business success depends to some extent on our ability to expand our customer offerings by launching new brands and services and by expanding our existing offerings into new geographic markets from time to time. For example, we launched Muse in 2025, Wayfair Rewards in 2024, and Wayfair.ie in Ireland in 2022. Launching new brands, programs and services or expanding internationally is time-consuming and requires significant amounts of management time and resources and substantial upfront investments, including investments in marketing, information technology and additional personnel. Expanding our brands internationally is particularly challenging because it requires us to gain country-specific knowledge about consumers, regional competitors and local laws, construct catalogs specific to the country, build local logistics capabilities and customize portions of our technology for local markets. We may not be able to generate satisfactory net revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands, programs and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and operating results. For example, in February 2025, we introduced Muse, an artificial intelligence-powered tool, to inspire and personalize the home shopping experience by providing customers inspiration and ideas to build their aspirational home. If customers perceive this tool as unhelpful, intrusive or insufficiently differentiated, our business prospects, financial condition and operating results could be adversely affected.
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
Implementation of our key strategic initiatives, including our technology transformation, expansion into physical retail and the continued expansion of our proprietary logistics network, require significant capital expenditures. A lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our business. We may reduce capital expenditures significantly or seek additional financing or issue additional securities, which may affect the timing and scope of our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all.
Our international operations subject us to various additional legal, regulatory, financial and other risks.
During 2025, our international net revenue accounted for approximately 12% of our total net revenue. Expanding our international operations to grow our business will require significant management attention and resources and expose us to additional risks. As we continue to expand our operations to other countries, we will also become subject to certain domestic laws, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate, which may impose new or changing regulatory restrictions and requirements, including in the areas of data privacy and sustainability. Violations of these laws could subject us to actions from government regulatory authorities, including sanctions, import restrictions, and tariffs (including anti-dumping and countervailing duties), or other penalties that could have an adverse effect on our reputation, operating results and financial condition.
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
Because we generate net revenue in the local currencies of our international business, our financial results are impacted by fluctuations in currency exchange rates. The results of operations of our international business are exposed to currency exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency to U.S. dollars for financial reporting purposes. Our consolidated financial statements are denominated in U.S. dollars and as a result fluctuations in currency exchange rates may adversely affect our results of operations or financial results. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated net revenues or expenses will result in increased U.S. dollar denominated net revenues and expenses. Similarly, if the U.S. dollar strengthens against foreign currencies, particularly the Euro, the British pound, or the Canadian dollar, our translation of foreign currency denominated net revenues or expenses will result in lower U.S. dollar denominated net revenues and expenses. Additionally, global events as well as geopolitical developments, including military conflicts, fluctuating commodity prices, trade tariff developments and inflation have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which has recently and could continue to amplify the volatility of currency fluctuations. To date, we have not entered into any currency hedging contracts. As a result, we may not be able to effectively offset the adverse financial impacts that may result from unfavorable movements in foreign currency exchange rates, and therefore fluctuations in foreign exchange rates could significantly impact our financial results.

We have had a history of losses and we may be unable to achieve or sustain profitability and positive cash flow in the future as we continue to expand our business.
We have had a history of losses and negative cash flow. We incurred losses in fiscal years 2023, 2024 and 2025 and we can provide no assurance that we will be profitable in future years or achieve our goal of sustained profitability. Because the market for purchasing home goods online is rapidly evolving, it is difficult for us to predict our future operating results. As a result, we may incur future losses that may be larger than anticipated. Also, our operating expenses may increase if we continue to expand internationally, add additional physical retail locations, grow our proprietary logistics network, experiment with paid marketing channels, hire more employees and continue to develop new brands, features and services. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring new customers, our financial condition and stock price could be materially adversely affected.
We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We increasingly rely on artificial intelligence (“AI”) and machine learning technologies to support elements of our platform, including customer-facing features and internal business operations, such as search, recommendations, customer support, personalization tools, content generation, merchandising, analytics, and corporate workflows. For example, in February 2025, we introduced Muse, an AI-powered tool, to inspire and personalize the home shopping experience by providing customers inspiration and ideas to build their aspirational home. Our application of AI may continue to grow in importance to our operations over time. As AI-powered tools increasingly shape how consumers discover products and interact with digital platforms, our ability to effectively develop, deploy and govern AI capabilities may become increasingly important to our competitive position. If these technologies do not perform as intended, if the data used to train or operate them is inaccurate, incomplete or becomes unavailable, or if we are unable to adapt to rapid changes in AI tools or regulatory requirements, customer engagement, conversion and repeat purchasing may decline. In addition, if customers perceive AI-driven features as unhelpful, intrusive or insufficiently differentiated, our ability to increase net revenue per active customer could be adversely affected.
Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, inappropriate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties or violations of other rights of third parties, we may be subject to legal claims or liability and our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to the use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and results of operations. AI also presents emerging ethical, regulatory and environmental issues and if our use or perceived use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the ongoing development of government regulation of AI and automated decision-making technology more generally, may require us to expend significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI-specific governance, risk management and compliance programs. These costs could be substantial and we may not realize the intended benefits, which could materially adversely affect our results of operations, brand and reputation.
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
Our competitors may outpace us in adopting new platforms, devices, operating systems or technical capabilities, or in executing technology upgrades more efficiently, which could affect our competitiveness and operating results. Our efforts to implement new technologies or modernize our systems may not be successful, may result in substantial integration and maintenance costs, and may disrupt our operations.
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
We use complex proprietary software in our technology infrastructure, which we continually seek to update and improve. We may not always be successful in executing these upgrades and improvements, and the operation of our systems may be subject to failure. In particular, we have in the past and may in the future experience slowdowns or interruptions in some or all of our sites when we are updating them, and new technologies or infrastructures may not be fully integrated with existing systems on a timely basis, or at all. Additionally, we have expanded our use of third-party services, including third-party “cloud” computing services, and as a result, our technology infrastructure may be subject to slowdowns or interruptions as a result of integration with such services and/or failures by such third-parties, which are out of our control. Our net revenue primarily depends on the number of visitors who shop on our sites and the volume of orders we can handle. Unavailability of our sites or reduced order fulfillment performance would reduce the volume of goods sold and could materially adversely affect our ability to generate revenue and consumer perception of our brand.
We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities and seasonal trends in our business, place additional demands on our technology platform and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we may be required to further expand and upgrade our technology, logistics network, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our sites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, such as those related to AI, customer preferences and expectations, and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis, and we may experience instability and performance issues as a result of these changes.
Any slowdown, interruption or performance failure of our sites and the underlying technology and logistics infrastructure could harm our business, reputation and our ability to acquire, retain and serve our customers, which could materially adversely affect our results of operations. We have implemented disaster recovery mechanisms, including systems to back up key data and production systems, but these systems may be inadequate or incomplete. For example, these disaster recovery systems may be susceptible to cyber-related events if insufficiently distributed across locations, not sufficiently separated from primary systems, not comprehensive, or not at a scale sufficient to replace our primary systems. Insufficient production and disaster recovery systems could, in the event of a cyber-related incident, harm our growth prospects, our business, and our reputation for maintaining trusted marketplaces. Thus, our disaster recovery plan may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.
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
Like many businesses, despite all of our efforts to defend against cyber threats and respond to incidents, we, and our third party service providers, have in the past experienced and will in the future continue to be subject to cyber-attacks, cybersecurity threats and attempts to compromise and penetrate our data security systems and disrupt our operations. Cybersecurity incidents impacting large institutions, including those resulting in the compromise of sensitive data and the disruption of critical systems, suggest that the risk of such cyber events is significant, even when reasonable measures to protect the confidentiality, integrity, and availability of information are implemented. This may be as a result of deliberate malicious attempts to infiltrate our systems, including but not limited to, state-sponsored attackers or cybercriminal efforts such as ransomware attacks, zero-day vulnerabilities, phishing attacks, software supply chain compromises, or non-malicious factors, including but not limited to, disruptions during the process of upgrading or replacing computer software or hardware, errors by the vendors we rely upon, or other disruptions that may jeopardize the security of our assets or information. The addition of new features or upgrades also increases our exposure to vulnerabilities, and generative AI could intensify these cybersecurity risks. We and our service providers may not anticipate, detect, or prevent all types of attacks until after they have been launched, particularly because the techniques used to obtain unauthorized access are increasingly sophisticated, constantly evolving and may not be known in the market. For example, as AI continues to evolve, cyber-attackers could also use AI to develop malicious code and sophisticated phishing attempts. Security incidents such as ransomware attacks are becoming increasingly prevalent and severe, as well as increasingly difficult to detect. In addition, security breaches or data and asset leaks can also occur as a result of non-technical issues, including intentional or inadvertent actions by our employees or by persons with whom we have commercial relationships. Further, the prevalence of remote work by some of our employees and those of our third-party service providers creates increased risk that a cybersecurity incident may occur.
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
Standards for tracking and reporting sustainability matters continue to advance and statements about our sustainability-related initiatives and progress toward any sustainability objective may be based on standards that are still developing, internal controls and processes that continue to evolve, and assumptions that may be subject to change in the future. Our election to publicly report on sustainability matters in accordance with voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting sustainability data may be updated and previously reported sustainability data may be adjusted to reflect improvement in availability and quality of data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting sustainability matters are evolving alongside the multiple disparate standards for identifying, measuring, and reporting sustainability metrics, and other new or emerging requirements in the jurisdictions in which we operate. Applicable requirements and evolving policy decisions are not uniform, which can increase the cost and complexity of compliance and associated risks and may require significant investments in systems, processes, external expertise and internal resources. In particular, we are evaluating and preparing for potential compliance obligations under recently enacted California climate-related disclosure laws, such as the Climate Corporate Data Accountability Act (SB 253) and the Climate-Related Financial Risk Act (SB 261). If our sustainability practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation or our attractiveness as an investment, business partner, service provider or employer could be negatively impacted.
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
Some of our current competitors have, and potential competitors may have, longer operating histories, greater brand recognition, larger fulfillment infrastructures, greater technical capabilities, faster and less costly shipping, lower prices, significantly greater financial, marketing and other resources and larger customer bases than we do. They may secure better terms from vendors, adopt more aggressive pricing strategies, and devote more resources to technology, infrastructure, fulfillment, and marketing. These factors may allow our competitors to generate greater net revenue and profits from their existing customer base, acquire customers at lower costs or respond more quickly than we can to new or emerging technologies and changes in consumer habits.
Our marketing efforts to help grow our business may not be effective, and failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our e-commerce and omni-channel approach to shopping for home goods.
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
We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Political and economic instability, global or regional adverse conditions, such as military conflicts, public health emergencies, pandemics or other disease outbreaks or natural disasters, the financial instability or insolvency of our suppliers, our suppliers’ ability to meet our code of conduct and other business standards, labor problems experienced by our suppliers, the unavailability or cost of raw materials, merchandise quality issues, currency exchange rates, trade tariff developments, imposition of anti-dumping and countervailing duties or other trade-related sanctions, transport availability and cost, including import-related taxes, transport security, labor inflation and other factors relating to our suppliers are beyond our control. Global supply chains periodically face disruptions, including factory shutdowns, transportation constraints, increases in raw material and labor costs, and other operational challenges impacting suppliers and logistics partners. Any ongoing or future disruptions could materially and adversely affect our suppliers’ ability to provide products in a timely manner, or at all, which may materially and adversely affect our business, financial condition and operating results.
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

We are unable to predict whether any of the countries in which our suppliers’ products are currently manufactured or may be manufactured in the future will be subject to new, different, or additional trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Significant portions of the merchandise we source are manufactured outside of the U.S., and any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of increased tariffs or quotas, additional import restrictions, or restrictions on the transfer of funds, could increase the cost or reduce the supply of merchandise available to our customers and materially adversely affect our financial performance as well as our reputation and brand. Recent U.S. trade actions, including expansions and adjustments to existing tariffs on goods imported from China, as well as heightened scrutiny of country-of-origin claims and potential new tariffs on a broader range of product categories, have increased uncertainty in our supply chain. Additional or increased tariffs, retaliatory measures by other countries, or enhanced enforcement efforts could increase our product costs or delay product availability. In addition, suppliers may adjust their global manufacturing footprints or limit their exposure to U.S. markets in response to changing trade policies, which could reduce product availability or increase our lead times and operating costs.
In addition, with respect to our business with foreign suppliers, particularly for our international sites, we have in the past and may in the future be affected by changes in the value of the U.S. dollar relative to foreign currencies. For example, any movement by any foreign currency against the U.S. dollar may result in higher costs to us for those goods. Declines in foreign currencies and currency exchange rates might negatively affect the profitability and business prospects of one or more of our foreign suppliers. This, in turn, has caused and may in the future cause such foreign suppliers to demand higher prices for merchandise in their effort to offset any lost profits associated with any currency devaluation, delay merchandise shipments, or discontinue selling to us altogether, any of which could ultimately reduce our sales or increase our costs.
We may be unable to source new suppliers or strengthen our relationships with current suppliers.
We have relationships with approximately 20 thousand suppliers. Our agreements with suppliers are generally terminable at will by either party upon short notice. If we do not maintain our existing relationships or build new relationships with suppliers on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely.
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
As part of offering our suppliers’ products for sale, suppliers are often responsible for conducting a number of traditional retail operations with respect to their respective products, including maintaining inventory, preparing merchandise for shipment to our customers, and, in some cases, delivering products on our behalf. In these instances, we may be unable to ensure that suppliers will perform these services to our or our customers’ satisfaction in a manner that provides our customers with a unified brand experience or on commercially reasonable terms. If our customers become dissatisfied with the services provided by our suppliers, our business, reputation and brands could suffer.
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
Our financial and operating results are inherently uncertain and difficult to forecast because they generally depend on the volume, timing and type of orders we receive, all of which are uncertain. In particular, we cannot be sure that our historical growth rates, trends and other key performance metrics are meaningful predictors of future growth. In addition, our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net revenue from period-to-period. Our business is also affected by economic and business conditions in the U.S and globally, including inflation, slower growth or recession, new or increased tariffs and other changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, consumer confidence in the economy, consumer debt levels, energy prices, currency fluctuations, and conditions in the real estate and mortgage markets. As a result, forecasted financial and operating results may differ materially from actual results, which may materially adversely affect our financial condition and stock price. For example, if certain of our assumptions or estimates prove to be wrong, we may spend more than we anticipate acquiring and retaining customers or may generate less net revenue per active customer than anticipated, which could cause us to miss our earnings guidance or negatively impact the results we report, either of which could negatively impact our stock price.
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

Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, particularly mid-level managers, engineers and merchandising and technology personnel. In the past. we have implemented reorganizations and workforce reductions and may in the future implement other reorganizations or reductions in force. For example, in January 2025, we announced our decision to exit the German market, impacting approximately 730 employees. Any reorganization or reduction in force may yield unintended consequences and costs, such as the loss of institutional knowledge, relationships and expertise for certain critical roles, attrition beyond the intended plan, the distraction of employees, reduced employee morale and adverse effects to our reputation as an employer, which could make it more difficult for us to hire new employees in the future, and the risk that we may not achieve the anticipated benefits from the process.
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
We have also granted performance stock units (“PSUs”) to our Chief Executive Officer, contingent upon stockholder approval of an amendment to the 2023 Incentive Award Plan to increase the number of shares available for issuance thereunder. Because the vesting of these awards depends on the achievement of performance goals that may be difficult to predict or achieve, the perceived value of these awards may fluctuate significantly. If our Chief Executive Officer views the performance goals as unachievable or the potential value of these awards as uncertain, the effectiveness of this component of his compensation in supporting retention and alignment with long-term stockholder interests could be reduced. Moreover, if we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and operating results may be materially adversely affected.
Seasonal trends in our business create variability in our financial and operating results and place increased strain on our operations.
Historically, we have experienced surges in online traffic and orders associated with promotional activities and seasonal trends. In particular, we typically experience higher sales volume during our fourth quarter, which ends December 31 and includes the November and December holiday sales period. Such increases in activity may place additional demands on our technology systems and logistics network and could cause or exacerbate slowdowns or interruptions. Any such system, site or service interruptions could prevent us from efficiently receiving or fulfilling orders, which may reduce the volume or quality of goods or services we sell and may cause customer dissatisfaction and harm our reputation and brand.
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
We regard our customer lists, trademarks, domain names, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on a combination of trademark, copyright and patent law, trade dress, trade secret protection, agreements, and other methods together with the diligence of our employees and others to protect our proprietary rights. We might not be able to obtain broad protection in the U.S. or internationally for all of our intellectual property, and we might not be able to obtain effective intellectual property protection in every country in which we sell products or perform services, particularly as we continue to expand our business offerings. For example, we are the registrant of marks for our brands in numerous jurisdictions and of the Internet domain name for our websites at Wayfair.com, Wayfair.ca, Wayfair.co.uk, and Wayfair.ie and our other sites, as well as various related domain names. However, we have not registered our marks or domain names in all major international jurisdictions, we may not be able to register or use such domain names in all of the countries in which we currently or intend to conduct business, and the laws of certain countries may not protect intellectual property rights to the same extent as the laws of the U.S. Further, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights. The unauthorized reproduction, theft, or other misappropriation of our intellectual property could diminish the value of our brands or reputation and cause a decline in our sales.
The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. We have in the past and may in the future initiate claims or litigation against others for infringement, misappropriation or violation of our intellectual property rights or proprietary rights or to establish the validity of such rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially adversely affect our business, financial condition and operating results. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights, and we may not be able to broadly enforce all of our trademarks or patents. Any of our patents, marks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our patent and trademark applications may never be granted. Additionally, the process of obtaining intellectual property protections is expensive and time-consuming, and we may not be able to pursue all necessary or desirable actions at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these protections will adequately safeguard our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights. We have in the past and may in the future also be exposed to claims from third parties claiming infringement of their intellectual property rights, demanding the release or license of open source software or derivative works that we developed using such software (which could include our proprietary code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of the implicated open source software.
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
From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position or our brand and reputation. As we have grown, we have seen a rise in the number of litigation matters against us. These matters have included intellectual property claims, employment related litigation, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, result in site unavailability, service disruptions and otherwise occupy a significant amount of our management's time and attention, any of which could negatively affect our business operations and financial position. We also from time to time receive inquiries and subpoenas and other types of information requests from government authorities and we may become subject to related claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation, document our controls and perform testing of our key control over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, including SEC enforcement actions, and we could be required to restate our financial results, any of which would require additional financial and management resources and could be costly.
We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
In August 2020, the Board authorized a stock repurchase program of up to $700 million of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). In August 2021, the Board authorized a new $1.0 billion stock repurchase program on the same terms (the “2021 Repurchase Program” and, together with the 2020 Repurchase Program, the “Repurchase Programs”). There is no stated expiration for the Repurchase Programs. Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program. As of December 31, 2025, the approximate aggregate dollar value of shares that may yet be purchased under the authorized Repurchase Programs is $1.1 billion. Although the Board has authorized the Repurchase Programs, the programs do not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The amount, timing, and purchases under our stock repurchase program, if any, are influenced by many factors and may fluctuate based on our operating results, cash flows, priorities for the use of cash, tax laws, the market price of our Class A common stock, and our possession of potentially material nonpublic information. Even if our Repurchase Programs are fully implemented, we cannot guarantee that the Repurchase Programs will be fully consummated or that the programs will enhance long-term stockholder value. The programs could affect the trading price of our Class A common stock and increase volatility, and any announcement of a termination of either program may result in a decrease in the trading price of our Class A common stock. Implementation of the Repurchase Programs could diminish our cash reserves.
Risks Related to our Indebtedness and Capital Raising
Our outstanding indebtedness, or additional indebtedness that we may incur, could limit our operating flexibility and adversely affect our financial condition.
As of December 31, 2025, we had $3.3 billion of principal indebtedness outstanding, $39 million of which is characterized as short-term debt and presented within other current liabilities in the consolidated balance sheets. Our indebtedness includes unsecured 1.00% Convertible Senior Notes due 2026 that mature on August 15, 2026 (the “2026 Notes”), unsecured 3.25% Convertible Senior Notes due 2027 that mature on September 15, 2027 (the “2027 Notes”), unsecured 3.50% Convertible Senior Notes due 2028 that mature on November 15, 2028 (the “2028 Notes”, and together with the 2026 Notes and 2027 Notes, the “Convertible Notes”), 7.250% Senior Secured Notes due 2029 that mature on October 31, 2029 (the “2029 Secured Notes”), 7.750% Senior Secured Notes due 2030 that mature on September 15, 2030 (the “2030 Secured Notes”) and 6.750% Senior Secured Notes due 2032 that mature on November 15, 2032 (the “2032 Secured Notes”, and together with the 2029 Secured Notes and the 2030 Secured Notes, the “Secured Notes”, and the Secured Notes together with the Convertible Notes, the “Notes”). At maturity of the Convertible Notes, unless earlier purchased, redeemed or converted, we will settle any conversions in cash, shares of Wayfair’s Class A common stock or a combination thereof, at our election. If any of the Convertible Notes are not converted at or prior to maturity, we will be required to pay the holder the principal amount in cash. At maturity of the Secured Notes, unless earlier purchased, we will be required to pay the holder the principal amount in cash. We pay interest semiannually in arrears at fixed rates per annum of 1.00% for the 2026 Notes, 3.25% for the 2027 Notes, 3.50% for the 2028 Notes, 7.25% for the 2029 Notes, 7.750% for the 2030 Notes and 6.750% for the 2032 Notes. Under certain circumstances, the holders of the Notes may require us to repay all or a portion of the principal and interest outstanding under the Notes in cash prior to the maturity date, which could have a material effect on our liquidity and financial condition. In addition, we may seek to refinance portions of our outstanding indebtedness before maturity, and there can be no assurance that we will be able to do so on favorable terms, or at all.

Market volatility, higher interest rates, reduced access to capital markets or changes in our credit profile could increase the cost of refinancing or limit our ability to refinance existing indebtedness, which could negatively impact our liquidity and financial condition.
We have the ability to borrow up to $500 million under our senior secured revolving credit facility (the “Revolver”) to finance working capital and for other general corporate purposes. If we draw down on this facility, our interest expense and principal repayment requirements will increase, which could have an adverse effect on our financial results and our ability to make payments on the Notes. Further, the agreements governing the Revolver contain numerous requirements, including affirmative, negative and financial covenants. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Our failure to comply with any of these covenants or to meet any payment obligations under the Revolver or any future debt agreements could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations.
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
Further, we may from time to time seek to retire, restructure, repurchase or redeem, or otherwise mitigate the equity dilution associated with, our outstanding convertible debt, through cash purchases, stock buybacks of some or all of the shares underlying the Convertible Notes, and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, exchanges or liability management exercises, if any, will be upon such terms and at such prices and sizes as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
To the extent we satisfy the conversion obligation of the Convertible Notes by delivering shares of our Class A common, we would be required to deliver a significant number of shares, which would cause dilution to our existing stockholders and could adversely affect the prevailing market price of our Class A common stock. In addition, even if holders do not elect to convert their Notes in such circumstances, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the applicable series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The conditional conversion feature of any series of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
If the conditional conversion feature of any series of our Convertible Notes is triggered, holders of such series of Convertible Notes will be entitled to convert the applicable series of Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. To the extent we satisfy our conversion obligation of the Convertible Notes by delivering shares of our Class A common, we would be required to deliver a significant number of shares, which would cause dilution to our existing stockholders.

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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, artificial intelligence, electronic contracts and communications, consumer protection, Internet neutrality, automatic renewals and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected, and we may not be able to maintain or grow our net revenue and expand our business as anticipated. For instance, since 2022 the U.S. and other countries have implemented a series of sanctions against Russia in response to the conflict in Ukraine and U.S. agencies have enhanced trade restrictions. Further, as we enter new market segments or channels or geographical areas and expand the products and services we offer, we may be subject to additional laws and regulatory requirements or prohibited from conducting our business, or certain aspects of it, in certain jurisdictions. We will incur additional costs complying with these additional obligations and any failure or perceived failure to comply would adversely affect our business and reputation.
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
We are subject to a variety of federal, state and international privacy laws and regulations that govern the collection, use, retention, sharing, processing, export and security of personal information. New laws and regulations are rapidly coming into effect while existing legislation is continuously evolving. Among others, we are subject to several global and state laws, including, but not limited to, the General Data Protection Regulation (“GDPR”) in the European Union (“EU”), UK General Data Protection Regulation (“UK GDPR”) and the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CPRA”), all of which give data privacy rights to their respective residents and impose significant obligations on controllers and processors of consumer data. The SEC adopted new rules requiring public companies to disclose information about a material cybersecurity incident, including any breach of personal data, within four business days of determining that it has experienced a material cybersecurity incident. In addition, emerging and evolving obligations relating to automated decision-making, targeted advertising and the use of AI and machine learning technologies, including new or proposed U.S. state requirements, may impose additional compliance burdens and limitations on our use of data. The potential effects of these laws, and any other regulations under consideration around the globe, are far-reaching, uncertain, and evolving, and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. These laws are complex and subject to potentially differing interpretations and there is no harmonized approach to maintaining compliance. Requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. Cross-border data transfer frameworks remain subject to ongoing legal and regulatory challenges, creating additional uncertainty.
As a result, we may need to limit the way we use personal information and may have difficulty maintaining a single, compliant operating model. Further, many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may limit our ability to market our products. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition. Our practices may not comply, or may not comply in the future, with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or international privacy or consumer protection-related laws, regulations, or regulatory guidance or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, proceedings or actions against us by governmental entities and other third parties or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action, including a complaint by an activist to a regulatory authority or other public statement criticizing our practices, regardless of its merits, could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and suppliers and may result in the imposition of monetary penalties and otherwise adversely affect our financial condition and operating results. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Enforcement activity by regulators globally has increased, and private litigation relating to data privacy, security and marketing practices has continued to grow, which may further increase our compliance costs and exposure to liability.
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
Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of proprietary or third-party "cookies" and similar tracking technologies for behavioral advertising, analytics and other purposes. U.S. and foreign governments have enacted, have considered or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. In the U.S., online tracking technologies are regulated by state privacy laws, such as the CPRA, federal laws, and self-regulatory frameworks that may be binding on companies that provide online advertising technology services. These laws and frameworks may require companies to offer consumers the right to opt out of many of these activities. Online tracking technologies are regulated in the EU and U.K. via the ePrivacy Directive, and the EU has from time to time considered additional or updated rules, such as a proposed ePrivacy Regulation, which, if adopted, may further restrict the way we conduct online advertising and other online communications. Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies, to block other tracking technologies or to require new permissions from users for certain activities, which could if widely adopted significantly reduce the effectiveness of such practices and technologies. For example, major browser providers have implemented, or announced and revised plans to implement, measures to limit or block third-party cookies and other tracking technologies in their browsers, which, if broadly adopted, could significantly reduce the effectiveness of such cookies. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new customers on cost-effective terms and consequently, materially adversely affect our business, financial condition and operating results.
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
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any (A) (i) derivative action or proceeding brought on behalf of Wayfair; (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of Wayfair to Wayfair or Wayfair’s stockholders; (iii) action asserting a claim against Wayfair or its current directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), the Charter, or the Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery for the State of Delaware; or (iv) action asserting a claim against Wayfair or its current or former directors, officers, employees or stockholders governed by the internal affairs doctrine of the State of Delaware; in each case, will, to the fullest extent permitted by law, be the Court of Chancery for the State of Delaware or, solely if such court does not have subject matter jurisdiction thereof, in the other courts of competent jurisdiction in the State of Delaware or the U.S. District Court for the District of Delaware; and (B) complaint asserting a cause of action arising under the Securities Act will be the U.S. federal district courts. Our Charter also contains exclusive forum provisions for the Court of Chancery for the State of Delaware that are consistent with the exclusive forum provisions for the Court of Chancery for the State of Delaware summarized above. These exclusive forum provisions may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or Wayfair’s current or former directors, officers, other employees or stockholders, which may discourage such lawsuits against Wayfair or Wayfair’s current or former directors, officers, other employees and stockholders. Alternatively, if a court were to find the exclusive forum provisions contained in our Bylaws or Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
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
Our Class B common stock has ten votes per share, and our Class A common stock, which is the stock that is publicly traded, has one vote per share. Following our initial public offering (the “IPO”), our Class B common stock was held primarily by our co-founders, other executive officers, directors and their affiliates. Due to optional conversions of Class B common stock into Class A common stock following the IPO, our Class B common stock is currently held primarily by our co-founders and their affiliates. As of December 31, 2025, our co-founders and their affiliates owned shares representing approximately 18.3% of the economic interest and 67.4% of the voting power of our outstanding capital stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. For example, these stockholders are able to control elections of directors, amendments of our Charter or Bylaws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock. Additionally, holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. The holders of our Class B common stock are also entitled to a separate vote if we seek to amend our certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely.
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
Future sales and issuances of our common stock or rights to purchase common stock, including upon conversion of our convertible notes, could result in additional dilution to our stockholders and could cause the price of our common stock to decline.
We may issue additional Class A common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time, including as a result of conversion of the outstanding Convertible Notes. Our Convertible Notes are, and any future issuance of equity or equity-linked securities would be, dilutive to holders of our Class A common stock. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Class A common stock or our Convertible Notes. Such issuances could be dilutive to stockholders and could cause the price of our Class A common stock to decline.
We grant restricted stock units to our employees, and equity-based compensation represents a significant component of compensation for our senior executives. We expect to continue granting equity awards to attract, retain and motivate personnel. The issuance of shares upon the vesting of these awards could result in material dilution to our existing stockholders. In September 2025, we granted a performance stock unit award to our Chief Executive Officer, Mr. Shah, which, if earned and vested, would result in the issuance of additional shares of our common stock. Any such dilution or perceived dilution may adversely affect the market price of our common stock.
The capped calls expose us to counterparty risk and may affect the value of our common stock.
In connection with the issuance of each series of Convertible Notes, we entered into capped calls with certain financial institutions, which we refer to as the option counterparties. The capped calls are expected generally to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions. This activity could cause a decrease in the market price of our Class A common stock.
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
Recognizing the complexity and evolving nature of cybersecurity threats, Wayfair engages with a range of experts, including external cybersecurity assessors and consultants and internal auditors in evaluating and testing our risk management systems. Working with these experts enables us to leverage specialized knowledge and insights, with a goal of ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these experts includes regular audits, threat assessments and consultation on security enhancements.
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
Governance
Our Board is ultimately responsible for the risk oversight of the company, including, cybersecurity and privacy risks. Our Board has delegated responsibility for oversight of cybersecurity risks to the Audit Committee. The Audit Committee is composed of board members with diverse expertise including risk management, technology and finance, which we believe equips them to oversee cybersecurity risks effectively. Our Audit Committee is charged with reviewing and discussing our policies with respect to risk assessment and risk management, which includes overseeing our major financial, privacy, security, cybersecurity and technology risk exposures and the steps our management has taken to monitor and control these exposures. At the management level, our Head of Cybersecurity and cybersecurity teams are primarily responsible for identifying, assessing, monitoring and managing our cybersecurity. Our current Head of Cybersecurity has over 20 years of industry experience, including serving as an enterprise Chief Information Security Officer for many years and having extensive experience in developing and leading risk management programs. Additionally, our Head of Cybersecurity holds multiple industry standard security certifications, including CISSP (Certified Information Systems Security Professional) and CISM (Certified Information Security Manager).
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

Item 2. Properties
As of December 31, 2025, we operated the following facilities:

	Leased Square Footage (1)	Reportable Segment

	(square footage in thousands)
Description of Use:
Logistics	18,002	United States
Logistics	3,569	International
Customer service	45	United States
Customer service	20	International
Retail	865	United States
Retail	19	International
Boston headquarters	1,341	United States
Office space	132	United States
Office space	334	International
Total	24,327
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
Holders of Our Common Stock
As of February 12, 2026, there were 137 holders of record of shares of our Class A common stock and 257 holders of record of shares of our Class B common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, whose shares are held of record by banks, brokers and other financial institutions.
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
Recent Purchases of Equity Securities
On August 21, 2020, the board of directors (the “Board”) authorized the repurchase of up to $700 million of Wayfair’s Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program,” and, together with the 2020 Repurchase Program, the “Repurchase Programs”). Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
The Repurchase Programs do not obligate us to purchase any shares of our Class A common stock and have no expiration date, but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of December 31, 2025, the approximate aggregate dollar value of shares that may yet be purchased under the authorized Repurchase Programs is $1.1 billion. There were no repurchases made during the three months ended December 31, 2025.
Item 6. Reserved
Not applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the company, our operations and our present business environment. Our MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying Notes thereto contained in Part II, Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10-K.
All dollar and percentage comparisons made in our MD&A refer to the year ended December 31, 2025 financial results, compared with the year ended December 31, 2024 financial results, unless otherwise noted. Refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2024 for a comparative discussion of our year ended December 31, 2024 financial results as compared to our year ended December 31, 2023 financial results filed with the SEC on February 20, 2025.
As described further below, our financial results for the year ended December 31, 2025, reflect our decision to exit the German market, which we announced on January 10, 2025 (the “Germany Restructuring”).

The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ from those referred to herein due to a number of factors, including but not limited to risks described in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K.
Overview
Wayfair is the destination for all things home. Through our omni-channel strategy, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over 40 million products from approximately 20 thousand suppliers.
We believe an increasing portion of the dollars spent on home goods will be spent online and that there is an opportunity to acquire more market share. Our business model is designed to grow our net revenue by acquiring new customers as well as stimulating repeat purchases from our existing customers. Through increasing brand awareness as well as paid and unpaid advertising, we attract new and repeat customers to our family of sites. We aim to turn these customers into recurring shoppers by creating a seamless shopping experience across their entire journey — offering best-in-class product discovery, purchasing, fulfillment and customer service. We complement our e-commerce experience with a growing physical retail presence, designed to strengthen our brands, deepen customer engagement, and enhance the end-to-end shopping experience

During the year ended December 31, 2025, net revenue increased by 5.1% compared to the same period in 2024. As of December 31, 2025, we had 21 million active customers and during the year ended December 31, 2025, 80.3% of orders came from repeat buyers. The increased sales represents our ongoing execution of business initiatives amid persistent macroeconomic pressures on consumers. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.
Global Considerations
Starting in early 2025, the U.S. government announced changes to U.S. trade policy affecting imported goods. Multiple nations have announced tariffs and other actions in response. While some trade deals have been reached and trade negotiations are ongoing, overall the global trade environment remains fluid and highly uncertain. Despite this uncertainty, we believe the structural characteristics of our retail platform position us to capture incremental market share within a category, home goods, that is largely unbranded and highly substitutable. We have and will continue to partner with our suppliers to help them strategize and deliver value for our customers.
We continue to closely monitor additional macroeconomic conditions, including, but not limited to, general economic instability, changes in tax laws or regulations or other governmental actions or policies, sustained higher interest rates and inflationary pressures on our business, results of operations and financial results. These types of developments have and may continue to negatively impact global economic activity and consumer behavior, which have and may continue to adversely affect our business and our results of operations. As our customers react to these global economic conditions, we may take precautionary measures to limit or delay expenditures and preserve capital and liquidity.
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
Key Financial Statement and Operating Metrics
We measure our business using the key financial statement, operating metrics and non-GAAP financial measures that are reflected in the below table. See “Non-GAAP Financial Measures” below for more information regarding our use of Adjusted Gross Profit, Adjusted Gross Margin, Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow and Adjusted Diluted Earnings or Loss per Share and a reconciliation of these non-GAAP financial measures to the most directly comparable financial measure that is prepared in accordance with accounting principles generally accepted in the United States of America or “GAAP.”
Our Adjusted Gross Profit, Adjusted Gross Margin, Contribution Profit, Contribution Margin, Free Cash Flow and Adjusted Diluted Earnings or Loss per Share are measured on a consolidated basis, while our Adjusted EBITDA and Adjusted EBITDA Margin is measured on a consolidated and reportable segment basis. All other key financial statement and operating metrics are derived and reported from our consolidated net revenue.

We use the following metrics to assess the performance of our overall business:

	Year Ended December 31,
	2025	2024	2023

	(in millions, except LTM net revenue per active customer, average order value and per share data)
Key Financial Statement Metrics:
Net revenue	$12,457	$11,851	$12,003
Gross profit	$3,765	$3,574	$3,667
Income (loss) from operations	$17	$(461)	$(813)
Net loss	$(313)	$(492)	$(738)
Loss per share
Basic	$(2.44)	$(4.01)	$(6.47)
Diluted	$(2.44)	$(4.01)	$(6.47)
Net cash provided by operating activities	$534	$317	$349
Key Operating Metrics:
Active customers (1)	21	21	22
LTM net revenue per active customer (2)	$586	$555	$537
Orders delivered (3)	40	40	41
Average order value (4)	$312	$300	$292
Non-GAAP Financial Measures:
Adjusted Gross Profit	$3,774	$3,584	$3,677
Contribution Profit	$1,892	$1,661	$1,752
Adjusted EBITDA	$743	$453	$306
Free Cash Flow	$329	$83	$(2)
Adjusted Diluted Earnings (Loss) per Share	$2.60	$0.13	$(1.13)
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
(3) Orders delivered represent the total orders delivered in any period, inclusive of orders that may eventually be returned. As we ship a large volume of packages through multiple carriers, actual delivery dates may not always be available; in those cases, we estimate delivery dates using historical data. We recognize net revenue when an order is delivered, and therefore orders delivered, together with average order value, is an indicator of the net revenue we expect to recognize for the period. We view orders delivered as a key indicator of our growth.
(4) We define average order value as total net revenue in a given period divided by the orders delivered in that period. We view average order value as a key indicator of the mix of products on our sites, the mix of offers and promotions and the purchasing behavior of our customers.

Results of Consolidated Operations
Net revenue
During the year ended December 31, 2025, net revenue increased by $606 million, or 5.1%, compared to the same period in 2024, which reflects our ongoing execution of business initiatives amid persistent macroeconomic pressures on consumers. The increase in net revenue is due primarily to higher average order value resulting from brand and consumer mix shifts, in addition to higher orders compared to the same period in 2024.
During the year ended December 31, 2025, our U.S. net revenue increased by 5.8% and International net revenue increased by 0.4% compared to the same period in 2024, driven by growth across our remaining international markets, partially offset by the exit of our German business. During the year ended December 31, 2025, International Net Revenue Constant Currency Growth was 0.2% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Year Ended December 31,
	2025	2024	% Change

	(in millions)
U.S. net revenue	$10,973	$10,373	5.8%
International net revenue	1,484	1,478	0.4%
Net revenue	$12,457	$11,851	5.1%
For more information on our segments, see Note 13, Segment and Geographic Information, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the year ended December 31, 2025, cost of goods sold increased by $415 million, or 5.0%, compared to the same period in 2024. The increase in cost of goods sold is driven by higher net revenue, compared to the same period in 2024.
As a percentage of net revenue, cost of goods sold remained relatively constant at 69.8% for the year ended December 31, 2025, compared to the same period in 2024.

	Year Ended December 31,
	2025	2024	% Change

	(in millions)
Cost of goods sold	$8,692	$8,277	5.0%
As a percentage of net revenue	69.8%	69.8%

Operating expenses
Operating expenses are comprised of customer service and merchant fees, advertising, selling, operations, technology, general and administrative expenses, impairment and other related net charges and restructuring and other charges, net. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology and general and administrative expenses.

	Year Ended December 31,
	2025	2024	% Change

	(in millions, except percentages)
Customer service and merchant fees (1)	$471	$470	0.2%
Advertising	1,425	1,472	(3.2)%
Selling, operations, technology, general and administrative (1)	1,776	1,977	(10.2)%
Impairment and other related net charges	23	37	(37.8)%
Restructuring and other charges, net	53	79	(32.9)%
Total operating expenses	$3,748	$4,035	(7.1)%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.8%	4.0%
Advertising	11.4%	12.4%
Selling, operations, technology, general and administrative (1)	14.3%	16.7%
Impairment and other related net charges	0.2%	0.3%
Restructuring and other charges, net	0.4%	0.7%
	30.1%	34.1%

(1) Includes equity-based compensation and related taxes as follows:

	Year Ended December 31,
	2025	2024

	(in millions)
Customer service and merchant fees	$14	$19
Selling, operations, technology, general and administrative	$322	$382

During the year ended December 31, 2025, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative decreased by $65 million, or 16.2%, compared to the same period in 2024, driven by workforce restructuring.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Year Ended December 31,
	2025	2024
Customer service and merchant fees	3.7%	3.8%
Selling, operations, technology, general and administrative	11.7%	13.5%
Customer Service and Merchant Fees
During the year ended December 31, 2025, excluding the impact of equity-based compensation and related taxes, our expenses for customer service and merchant fees increased by $6 million, or 1% compared to the same period in 2024. The increase in customer service and merchant fees is primarily due to increased net revenue, partially offset by decreased compensation costs.

As a percentage of net revenue, total customer service and merchant fees decreased to 3.8% for the year ended December 31, 2025, compared to 4.0% in the same period in 2024 primarily due to increased net revenue, partially offset by decreased compensation costs.
Advertising
During the year ended December 31, 2025, our advertising expenses decreased by $47 million, or 3.2%, compared to the same period in 2024. The decrease reflects our response to changing market conditions and renewed investment opportunities, as we sought to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses decreased to 11.4% for the year ended December 31, 2025 compared to 12.4% in the same period in 2024 due to changes in our advertising channel mix as we seek to maximize returns on advertising spend within our efficiency parameters.
Selling, operations, technology, general and administrative
During the year ended December 31, 2025, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $141 million, or 8.8% compared to the same period in 2024. The decrease is primarily due to decreased compensation costs and amortization expense driven by workforce reductions.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 14.3% for the year ended December 31, 2025, compared to 16.7% in the same period in 2024, primarily due to decreased compensation costs and amortization expense driven by workforce reductions.
Impairment and other related net charges
During the year ended December 31, 2025, impairment and other related charges decreased by $14 million compared to the same period in 2024. As a percentage of net revenue, impairment and other related net charges decreased to 0.2% from 0.3% in the same period in 2024.
During the year ended December 31, 2025, we recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with our German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S.
During the year ended December 31, 2024, we recorded net charges of $37 million, inclusive of $34 million associated with weakened macroeconomic conditions in connection with our German operations, $2 million related to changes in sublease market conditions and $1 million related to construction in progress assets at identified U.S. office locations.
Refer to Note 2, Supplemental Financial Statement Disclosures, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for additional information.
Restructuring and other charges, net
During the year ended December 31, 2025, restructuring and other charges,net decreased by $26 million, or 32.9%, compared to the same period in 2024. As a percentage of net revenue, restructuring and other charges,net decreased to 0.4% from 0.7% in the same period in 2024.
During the year ended December 31, 2025, Wayfair incurred $68 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $48 million related to the Germany Restructuring and $20 million related to the March 2025 workforce reduction. During the year ended December 31, 2024, Wayfair incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reduction.
During the year ended December 31, 2025, Wayfair recorded a gain on lease modification of $15 million recorded within restructuring and other charges on the consolidated statements of operations. The gain is the result of the early exit of a portion of our corporate office location. There was no gain or loss on lease modifications recorded in 2024.

Interest expense, net
During the year ended December 31, 2025, interest expense, net increased to $119 million, compared to $29 million in the same period in 2024, primarily driven by the issuances of the 2029 Secured Notes in October 2024, the 2030 Secured Notes in March 2025, and the 2032 Secured Notes in November 2025.

	Year Ended December 31,
	2025	2024	% Change

	(in millions)
Interest expense, net	$(119)	$(29)	310.3%
Other income (expense), net
During the year ended December 31, 2025, other income (expense), net increased by $52 million compared to the same period in 2024, primarily driven by foreign currency rate fluctuations between the U.S. Dollar and the Canadian Dollar. Included in other income (expense), net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Year Ended December 31,
	2025	2024	% Change

	(in millions)
Other income (expense), net	$31	$(21)	NM
NM - Not Meaningful
(Loss) gain on debt extinguishment, net
During the year ended December 31, 2025, (loss) gain on debt extinguishment, net decreased by $262 million compared to the same period in 2024.
During the year ended December 31, 2025, Wayfair recorded a $233 million loss on debt extinguishment, net upon repurchase of $80 million, $696 million, $210 million, and $101 million,in aggregate principal amount of the 2025 Notes, 2026 Notes, 2027 Notes, and 2028 Notes, respectively.
Refer to Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for additional information.

	Year Ended December 31,
	2025	2024	% Change

	(in millions)
(Loss) Gain on debt extinguishment, net	$(233)	$29	NM
NM - Not Meaningful
Provision for income taxes, net
During the year ended December 31, 2025, our provision for income taxes, net decreased by $1 million, or 10.0% compared to the same period in 2024, primarily related to the level and mix of income earned in the U.S. and certain foreign jurisdictions and U.S. state income taxes. Refer to Note 11, Income Taxes, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for additional information.

	Year Ended December 31,
	2025	2024	% Change

	(in millions)
Provision for income taxes, net	$9	$10	(10.0)%

Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2025, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.5 billion. Additionally, we have a $500 million senior secured revolving credit facility that matures on March 13, 2030 (the “Revolver”). As of December 31, 2025, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for $94 million as of December 31, 2025, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity for the periods presented:

	December 31,	December 31,
	2025	2024

	(in millions)
Cash and cash equivalents	$1,476	$1,316
Short-term investments	66	56
Total liquidity	$1,542	$1,372
We believe that our existing cash and cash equivalents and investments, cash generated from operations and the borrowing availability under our Revolver will be sufficient to meet our anticipated cash needs for at least the next twelve months from the date of the filing of this report including planned capital expenditures, contractual obligations and other requirements. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Further, we have and may from time to time seek to retire, restructure, repurchase or redeem, or otherwise mitigate the equity dilution associated with our outstanding convertible debt through cash purchases, stock buybacks of some or all of the shares underlying convertible notes and/or exchanges for equity or debt in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, exchanges or liability management exercises, if any, will be upon such terms and at such prices and sizes as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Credit Agreement and Debt Arrangements
As of December 31, 2025, we had $3.3 billion principal amount of indebtedness outstanding. Our indebtedness includes:
•unsecured 1.00% Convertible Senior Notes due 2026 (the “2026 Notes”);
•unsecured 3.25% Convertible Senior Notes due 2027 (the “2027 Notes”);
•unsecured 3.50% Convertible Senior Notes due 2028 (the “2028 Notes”, and together with the 2026 Notes and 2027 Notes, the “Convertible Notes”);
•7.250% Senior Secured Notes due 2029 (the “2029 Secured Notes”);
•7.750% Senior Secured Notes due 2030 (the “2030 Secured Notes”); and
•6.750% Senior Secured Notes due 2032 (the “2032 Secured Notes”and, together with the 2029 Secured Notes and the 2030 Secured Notes, the “Senior Secured Notes”, and the Senior Secured Notes, together with the Convertible Notes, the “Notes”).
Under the terms of our Revolver, we may use proceeds to finance working capital and for other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.

On March 13, 2025, Wayfair LLC (the “Issuer”), a subsidiary of Wayfair, issued $700 million aggregate principal amount of the 2030 Secured Notes. The 2030 Secured Notes will mature on September 15, 2030, unless earlier redeemed, in accordance with their terms or repurchased. On November 7, 2025, Wayfair LLC also issued $700 million aggregate principal amount of the 2032 Secured Notes. The 2032 Secured Notes will mature on November 15, 2032, unless earlier redeemed, in accordance with their terms or repurchased. Both indentures contain covenants that restrict the Issuer’s ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness, declare or pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, create certain liens, enter into certain transactions with affiliates, agree to certain restrictions on the ability of the Issuer’s restricted subsidiaries to make certain payments, sell or transfer certain assets and consolidate, merge, sell or otherwise dispose of all or substantially all of the Issuer’s or its restricted subsidiaries’ assets.
On March 14, 2025, we repurchased $578 million in aggregate principal amount of the 2026 Notes. On May 9, 2025, we repurchased $80 million in aggregate principal amount of the 2025 Notes and $118 million in aggregate principal amount of the 2026 Notes. On August 20, 2025, we repurchased $101 million in aggregate principal amount of the 2028 Notes. On November 12, 2025, we repurchased $210 million in aggregate principal amount of the 2027 Notes. See Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for additional information on debt and other financing transactions.
On October 1, 2025, the 2025 Notes matured and Wayfair paid in cash the remaining outstanding principal of $157 million to the holders of the 2025 Notes.
The conditional conversion features of the 2027 Notes and 2028 Notes were triggered during the calendar quarter ended December 31, 2025, therefore the 2027 Notes and 2028 Notes are convertible during the calendar quarter ended March 31, 2026. The conditional conversion features of the 2026 Notes were not triggered during the calendar quarter ended December 31, 2025, therefore, the 2026 Notes are not convertible during the calendar quarter ended March 31, 2026 pursuant to the applicable last reported sales price conditions.
During the twelve months ended December 31, 2025, there were no conversions of the Convertible Notes. Whether any of the Convertible Notes will be convertible in future quarters will depend on the satisfaction of the applicable last reported sales price condition or another conversion condition in the future. If one or more holders elect to convert their Convertible Notes at a time when any such Convertible Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the credit agreement governing the Revolver) of 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and debt agreements, see Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K. As of December 31, 2025, we were in compliance with all the terms and conditions of our debt agreements.
Stock Repurchase Program
On August 21, 2020, the board of directors (the “Board”) authorized the repurchase of up to $700 million of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program” and, together with the 2020 Repurchase Program, the “Repurchase Programs”). We will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.

The Repurchase Programs do not obligate us to purchase any shares of our Class A common stock and have no expiration date, but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of December 31, 2025, we have repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.
Trends and Historical Cash Flows

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Net loss	$(313)	$(492)	$(738)
Net cash provided by operating activities	$534	$317	$349
Net cash used in investing activities	$(219)	$(262)	$(152)
Net cash (used in) provided by financing activities	$(129)	$(69)	$77
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
Cash flows provided by operating activities increased by $217 million during the year ended December 31, 2025, compared to the same period in 2024, primarily due to an increase in net loss adjusted for non-cash items of $277 million, partially offset by an decrease of $60 million for cash changes in operating assets and liabilities. The increase in cash flows from operating activities was primarily driven by higher net revenue, and lower selling, operations, technology, general and administrative expenses as a result of workforce reductions.
Investing Activities
Cash flows used in investing activities decreased by $43 million during the year ended December 31, 2025, compared to the same period in 2024, due to increases in sales and maturities of short- and long-term investments of $62 million and decreases in purchases of property and equipment and site and software development costs of $29 million, partially offset by an increase in purchases of short- and long-term investments of $48 million.
Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 1.6% of net revenue for the year ended December 31, 2025 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments, including our physical retail store expansion, proprietary technology and operational platform.
Financing Activities
Cash flows used in financing activities increased by $60 million during the year ended December 31, 2025, compared to the same period in 2024. The increase in cash used is primarily due to increases in payments to extinguish debt of $574 million, debt maturities of $40 million, and payments of taxes related to net share settlement of equity awards of $89 million.These increases are partially offset by increases in proceeds from the issuance of debt of $597 million and other financing inflow of $46 million.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2025:

		Payment Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years

		(in millions)
Short-term and long-term debt (1)	$4,239	$236	$1,445	$1,763	$795
Operating leases (2)	$1,391	$226	$431	$257	$477
Purchase obligations (3)	$649	$243	$406	$—	$—
Other commitments (4)	$45	$—	$4	$5	$36
(1) Represents future interest and principal payments on the Notes. For information regarding the Notes, see Note 6, Debt and Other Financing, in the notes to consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
(2) Represents the future minimum lease payments under non-cancellable leases. For information regarding our lease obligations, see Note 5, Leases, in the notes to consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
(3) Represents the future payments for enforceable and legally binding software license and freight commitments. For information regarding our purchase obligations, see Note 7, Commitments and Contingencies, in the notes to consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
(4) Represents the future minimum lease payments for additional, non-cancellable operating leases, primarily related to warehouse and retail leases that have not yet commenced. For more information see Note 5, Leases, in the notes to consolidated financial statements, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we have disclosed in this Annual Report on Form 10-K the following non-GAAP financial measures: Adjusted Gross Profit, Adjusted Gross Margin, Contribution Profit, Contribution Margin, Adjusted EBITDA, Adjusted EBITDA Margin, Free Cash Flow, Adjusted Diluted Earnings or Loss per Share and Net Revenue Constant Currency Growth.
Adjusted Gross Profit and Adjusted Gross Margin
We define Adjusted Gross Profit as gross profit plus equity-based compensation and related taxes included in cost of goods sold. Gross profit is defined as net revenue minus cost of goods sold. Gross margin is defined as gross profit as a percentage of net revenue for the same period. Adjusted Gross Margin is defined as Adjusted Gross Profit as a percentage of net revenue for the same period.

We disclose Adjusted Gross Profit and Adjusted Gross Margin because we believe these measures are important indicators of our business performance. They provide visibility into our underlying gross profitability by excluding the impact of non-cash equity-based compensation expense, which can vary meaningfully from period to period. Accordingly, we believe that Adjusted Gross Profit and Adjusted Gross Margin provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board.
Adjusted Gross Profit and Adjusted Gross Margin, however, have limitations as analytical tools because they omit certain costs included in cost of goods sold and therefore do not reflect all expenses that impact gross profit under GAAP. Further, other companies, including companies in our industry, may calculate these non-GAAP measures differently. Accordingly, you should not consider Adjusted Gross Profit or Adjusted Gross Margin in isolation or as substitutes for analysis of our results as reported under GAAP. Because of these limitations, these metrics should be considered alongside other financial performance measures, including gross profit, cost of goods sold, and our other GAAP results.

The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Year Ended December 31,
	2025	2024	2023

	(in millions, except percentages)
Reconciliation of Adjusted Gross Profit:
Gross profit	$3,765	$3,574	$3,667
Gross margin	30.2%	30.2%	30.6%
Add: Equity-based compensation and related taxes included in cost of goods sold	9	10	10
Adjusted Gross Profit	$3,774	$3,584	$3,677
Adjusted Gross Margin	30.3%	30.2%	30.6%
Contribution Profit and Contribution Margin
We define Contribution Profit as Adjusted Gross Profit less customer service and merchant fees and less advertising expense, plus equity-based compensation and related taxes included in customer service and merchant fees. Contribution Margin is defined as Contribution Profit as a percentage of net revenue for the same period.

We use Contribution Profit and Contribution Margin to evaluate our operating performance and trends. We believe these measures are useful indicators of the economic impact of orders fulfilled through our omni-channel platform because they take into account the direct expenses associated with generating and servicing customer demand. These measures provide additional visibility into unit-level performance by isolating key cost drivers, including customer service and merchant fees, and advertising. Accordingly, we believe Contribution Profit and Contribution Margin provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board.

However, Contribution Profit and Contribution Margin have important limitations as analytical tools. They omit various expenses that impact our results under GAAP, and they are not intended to represent measures of overall company profitability or to imply that our business is profitable at the company level. Other companies, including those in our industry, may calculate Contribution Profit and similarly titled measures differently. Accordingly, you should not consider Contribution Profit or Contribution Margin in isolation or as substitutes for analysis of our results as reported under GAAP. Because of these limitations, these metrics should be evaluated alongside other financial performance measures, including gross profit and our other GAAP results.

The following table provides a reconciliation of Adjusted Gross Profit to Contribution Profit:

	Year Ended December 31,
	2025	2024	2023

	(in millions, except percentages)
Reconciliation of Contribution Profit:
Net revenue	$12,457	$11,851	$12,003
Less: Cost of goods sold	8,692	8,277	8,336
Gross profit	3,765	3,574	3,667
Gross margin	30.2%	30.2%	30.6%
Add: Equity-based compensation and related taxes included in cost of goods sold	9	10	10
Adjusted Gross Profit	3,774	3,584	3,677
Adjusted Gross Margin	30.3%	30.2%	30.6%
Less: Customer service and merchant fees	471	470	557
Less: Advertising	1,425	1,472	1,397
Add: Equity-based compensation and related taxes included in customer service and merchant fees	14	19	29
Contribution Profit	$1,892	$1,661	$1,752
Contribution Margin	15.2%	14.0%	14.6%
Adjusted EBITDA and Adjusted EBITDA Margin
We calculate Adjusted EBITDA as net income or loss before depreciation and amortization; equity-based compensation and related taxes; interest income or expense, net; other income or expense, net; provision or benefit for income taxes, net; non-recurring items; and other items that we believe are not indicative of our core operating performance. We have provided a reconciliation below of Adjusted EBITDA to net income or loss, the most directly comparable GAAP financial measure. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by Net Revenue.
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
•Adjusted EBITDA excludes other items that we believe are not indicative of our core operating performance;
•We may in the future modify how we calculate Adjusted EBITDA; and

•Other companies, including companies in our industry, may calculate Adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income or loss and our other GAAP results.
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023

	(in millions, except percentages)
Reconciliation of Adjusted EBITDA:
Net loss	$(313)	$(492)	$(738)
Depreciation and amortization	305	387	417
Equity-based compensation and related taxes	345	411	623
Interest expense, net	119	29	17
Other (income) expense, net	(31)	21	(1)
Provision for income taxes, net	9	10	9
Other:
Impairment and other related net charges (1)	23	37	14
Restructuring and other charges, net (2)	53	79	65
Loss (gain) on debt extinguishment (3)	233	(29)	(100)
Adjusted EBITDA	$743	$453	$306

Net revenue	$12,457	$11,851	$12,003
Net loss margin	(2.5)%	(4.2)%	(6.1)%
Adjusted EBITDA Margin	6.0%	3.8%	2.5%

(1)
During the year ended December 31, 2025, we recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with our German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S. During the year ended December 31, 2024, Wayfair recorded net charges of $37 million, inclusive of $34 million associated with weakened macroeconomic conditions in connection with our German operations, $2 million related to changes in sublease market conditions and $1 million related to construction in progress assets at identified U.S. locations. During the year ended December 31, 2023, Wayfair recorded net charges of $14 million, inclusive of $5 million related to consolidation of certain customer service centers and $9 million related to construction in progress assets at identified U.S. locations.

(2)
During the year ended December 31, 2025, we incurred $53 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $48 million related to the Germany Restructuring and $20 million related to the March 2025 workforce reduction. Additionally, we recorded a gain on lease modification of $15 million, primarily related to the early exit of a portion of our corporate office location. During the year ended December 31, 2024, we incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reduction. During the year ended December 31, 2023, Wayfair incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions.

(3)
During the year ended December 31, 2025, we recorded a $233 million loss on debt extinguishment upon repurchase of $210 million in aggregate principal amount of the 2027 notes, $101 million in aggregate principal amount of the 2028 Notes, $80 million in aggregate principal amount of the 2025 Notes and $696 million in aggregate principal amount of the 2026 Notes. During the year ended December 31, 2024, Wayfair recorded a $29 million gain on debt extinguishment upon repurchase of $518 million in aggregate principal amount of the 2025 Notes, $215 million in aggregate principal amount of the 2026 Notes and the remaining $39 million in aggregate principal amount of the 2.5% Accreting Convertible Senior Notes due 2025 Accreting Notes (the “2025 Accreting Notes”). During the year ended December 31, 2023, Wayfair recorded a $100 million gain on debt extinguishment upon repurchase of $83 million in aggregate principal amount of the 1.25% Convertible Senior Notes due 2024 (the “2024 Notes”) and $535 million in aggregate principal amount of the 2025 Notes.

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
The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Net cash provided by operating activities	$534	$317	$349
Purchase of property and equipment	(70)	(73)	(148)
Site and software development costs	(135)	(161)	(203)
Free Cash Flow	$329	$83	$(2)
Adjusted Diluted Earnings or Loss per Share
We calculate Adjusted Diluted Earnings or Loss per Share as net income or loss plus equity-based compensation and related taxes; provision or benefit for income taxes, net; non-recurring items; other items that we believe are not indicative of our core operating performance; and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method; divided by the weighted-average number of shares of common stock used in the computation of diluted earnings or loss per share. Accordingly, we believe that these adjustments to our diluted earnings or loss per share provide a more meaningful comparison between our operating results from period to period.
Adjusted Diluted Earnings or Loss per Share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted Diluted Earnings or Loss per Share, by their nature, excludes equity-based compensation and related taxes; provision or benefit for income taxes, net; non-recurring items; other items that we believe are not indicative of our core operating performance; and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method.
Because of these limitations, you should consider Adjusted Diluted Earnings or Loss per Share alongside other financial performance measures, including diluted earnings or loss per share and our other GAAP results.

A reconciliation of the numerator and denominator for diluted earnings or loss per share, the most directly comparable GAAP financial measure, to the numerator and denominator for Adjusted Diluted Earnings or Loss per Share in order to calculate Adjusted Diluted Earnings or Loss per Share, is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(313)	$(492)	$(738)
Adjustments to net loss
Interest expense associated with convertible debt instruments	50	—	—
Equity-based compensation and related taxes	345	411	623
Provision for income taxes, net	9	10	9
Other:
Impairment and other related net charges	23	37	14
Restructuring and other charges, net	53	79	65
Loss (gain) on debt extinguishment	233	(29)	(100)
Numerator for Adjusted Diluted Earnings (Loss) per Share - Adjusted net income (loss)	$400	$16	$(127)

Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	128	123	114
Adjustments to effect of dilutive securities:
Restricted stock units	—	1	—
Convertible debt instruments	26	—	—
Denominator for Adjusted Diluted Earnings (Loss) per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	154	124	114
Diluted Loss per Share	$(2.44)	$(4.01)	$(6.47)
Adjusted Diluted Earnings (Loss) per Share	$2.60	$0.13	$(1.13)
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
Revenue Recognition
We recognize revenue using the gross method for product sales generated through our family of sites only when we have concluded that Wayfair controls the product before it is transferred to the customer. Wayfair controls products when it is the entity responsible for fulfilling the promise to the customer and takes responsibility for the acceptability of the goods, assumes inventory risk from shipment through the delivery date, has discretion in establishing prices and selects the suppliers of products sold. We recognize net revenue when the product has been delivered to the customer. As Wayfair ships a large volume of packages through multiple carriers, actual delivery dates may not always be available; in those cases, we estimate delivery dates using historical data.
Allowances for sales returns are estimated and recorded based on prior returns history, recent trends and projections for returns on sales in the current period. These estimates are based on historical rates of customer returns and allowances as well as the specific identification of outstanding returns that have not yet been received by us. The actual sales returns for the year ended December 31, 2025 were $740 million. The actual amount of customer returns and allowances are inherently uncertain and may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves established, we record a reduction or increase, as appropriate to net revenue in the period in which we make such a determination. The sales return allowance decreased by $4 million, resulting in a balance of $45 million as of December 31, 2025.
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
Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
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

Our 2025 Notes, which were issued in August 2020, carried a fixed interest rate of 0.625% per year, our 2026 Notes, which were issued in August 2019, carry a fixed interest rate of 1.00% per year, our 2027 Notes, which were issued in September 2022, carry a fixed interest rate of 3.250%, our 2028 Notes, which were issued in May 2023, carry a fixed interest rate of 3.500%, our 2029 Secured Notes, which were issued in October 2024, carry a fixed interest rate of 7.250% per year, our 2030 Secured Notes, which were issued in March 2025, carry a fixed interest rate of 7.750% per year and our 2032 Secured Notes, which were issued in November 2025, carry a fixed interest rate of 6.750% per year. Since the Notes bear interest at fixed rates, we have no direct financial statement risk associated with changes in interest rates.
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
Inflation
During fiscal 2025, while inflationary pressures continued to exist across the supply chain, we effectively managed these dynamics and did not experience any material inflationary impacts. We continue to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions. If our costs were to be subject to more significant inflationary pressures, we may not be able to fully offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

WAYFAIR INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Wayfair Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Wayfair Inc. and its subsidiaries (the "Company") as of December 31, 2025, and the related consolidated statements of operations, of comprehensive loss, of stockholders' deficit and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Net Revenue Recognition – Product Sales

As described in Note 1 to the consolidated financial statements, the Company’s net revenue was $12,457 million for the year ended December 31, 2025, of which substantially all is related to product sales. The Company recognizes net revenue on product sales through its family of sites using the gross method when management has concluded the Company controls the product before it is transferred to the customer. The Company controls products as it is the entity responsible for fulfilling the promise to the customer and takes responsibility for the acceptability of the goods, assumes inventory risk from shipment through the delivery date, has discretion in establishing prices and selects the suppliers of products sold. Net revenue from sales of products is recognized upon delivery to the customer.

The principal consideration for our determination that performing procedures relating to net revenue recognition for product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s net revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to delivery system interfaces. These procedures also included, among others (i) testing revenue recognized by confirming cash received from a sample of payment service processors utilized by the Company, (ii) reconciling the confirmed amounts to net revenue recognized and testing certain reconciling items, and (iii) confirming cash received from a sample of outstanding customer invoice balances recorded within accounts receivable as of December 31, 2025.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 19, 2026
We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Wayfair Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Wayfair Inc. (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2012 to 2025.

Boston, Massachusetts
February 20, 2025

WAYFAIR INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,476	$1,316
Short-term investments	66	56
Accounts receivable, net	132	155
Inventories	71	76
Prepaid expenses and other current assets	256	274
Total current assets	2,001	1,877
Operating lease right-of-use assets	862	925
Property and equipment, net	516	603
Other non-current assets	61	54
Total assets	$3,440	$3,459
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,202	$1,246
Other current liabilities	927	1,124
Total current liabilities	2,129	2,370
Long-term debt	3,233	2,882
Operating lease liabilities, net of current	835	929
Other non-current liabilities	25	33
Total liabilities	6,222	6,214
Commitments and contingencies (Note 7)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at December 31, 2025 and December 31, 2024	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 108,365,428 and 100,762,581 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 21,978,295 and 24,658,295 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	2,073	1,751
Accumulated deficit	(4,823)	(4,510)
Accumulated other comprehensive (loss) income	(32)	4
Total stockholders' deficit	(2,782)	(2,755)
Total liabilities and stockholders' deficit	$3,440	$3,459
See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023

	(in millions, except per share data)
Net revenue	$12,457	$11,851	$12,003
Cost of goods sold	8,692	8,277	8,336
Gross profit	3,765	3,574	3,667
Operating expenses:
Customer service and merchant fees	471	470	557
Advertising	1,425	1,472	1,397
Selling, operations, technology, general and administrative	1,776	1,977	2,447
Impairment and other related net charges	23	37	14
Restructuring and other charges, net	53	79	65
Total operating expenses	3,748	4,035	4,480
Income (loss) from operations	17	(461)	(813)
Interest expense, net	(119)	(29)	(17)
Other income (expense), net	31	(21)	1
(Loss) gain on debt extinguishment, net	(233)	29	100
Loss before income taxes	(304)	(482)	(729)
Provision for income taxes, net	9	10	9
Net loss	$(313)	$(492)	$(738)
Loss per share
Basic	$(2.44)	$(4.01)	$(6.47)
Diluted	$(2.44)	$(4.01)	$(6.47)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	128	123	114
Diluted	128	123	114

See notes to consolidated financial statements

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Net loss	$(313)	$(492)	$(738)
Other comprehensive loss:
Foreign currency translation adjustments	(36)	9	1
Net unrealized gain on available-for-sale investments	—	—	1
Comprehensive loss	$(349)	$(483)	$(736)

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit

	(in millions)
Balance at December 31, 2022	109	—	737	(3,280)	(7)	(2,550)
Net loss				(738)		(738)
Other comprehensive income					2	2
Issuance of common stock upon vesting of RSUs	9					—
Equity-based compensation			666			666
Premiums paid for capped calls			(87)			(87)
Balance at December 31, 2023	118	—	1,316	(4,018)	(5)	(2,707)
Net loss	—	—	—	(492)	—	(492)
Other comprehensive income	—	—	—	—	9	9
Issuance of common stock upon vesting of RSUs	7	—	—	—	—	—
Equity-based compensation	—	—	432	—	—	432
Unwind of capped calls	—	—	3	—	—	3
Balance at December 31, 2024	125	—	1,751	(4,510)	4	(2,755)
Net loss	—	—	—	(313)	—	(313)
Other comprehensive loss	—	—	—	—	(36)	(36)
Issuance of common stock upon vesting of RSUs	6	—	—	—	—	—
Shares withheld for employee taxes	(1)	—	(89)	—	—	(89)
Equity-based compensation	—	—	362	—	—	362
Unwind of capped calls	—	—	49	—	—	49
Balance at December 31, 2025	130	$—	$2,073	$(4,823)	$(32)	$(2,782)

See notes to consolidated financial statements.

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash flows from operating activities
Net loss	$(313)	$(492)	$(738)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	305	387	417
Equity-based compensation expense	335	395	605
Amortization of debt discount and issuance costs	9	9	8
Gain on lease modification	(15)	—	—
Impairment and other related net charges	23	37	14
Loss (gain) on debt extinguishment	233	(29)	(100)
Other non-cash adjustments	6	(1)	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	29	(35)	132
Inventories	6	(2)	16
Prepaid expenses and other assets	11	10	16
Accounts payable and other liabilities	(95)	38	(18)
Net cash provided by operating activities	534	317	349

Cash flows for investing activities
Purchase of short- and long-term investments	(115)	(67)	(36)
Sale and maturities of short- and long-term investments	101	39	233
Purchase of property and equipment	(70)	(73)	(148)
Site and software development costs	(135)	(161)	(203)
Other investing activities, net	—	—	2
Net cash used in investing activities	(219)	(262)	(152)

Cash flows (for) from financing activities:
Proceeds from issuance of debt, net of issuance costs	1,383	786	678
Premiums paid for capped call confirmations	—	—	(87)
Payment of principal upon maturity of debt	(157)	(117)	—
Payments to extinguish debt	(1,315)	(741)	(514)
Payments of taxes related to net share settlement of equity awards	(89)	—	—
Unwind of capped calls	49	3	—
Net cash (used in) provided by financing activities	(129)	(69)	77
Effect of exchange rate changes on cash and cash equivalents	(30)	8	2
Net increase (decrease) in cash, cash equivalents and restricted cash	156	(6)	276

Cash, cash equivalents and restricted cash
Beginning of year	$1,320	$1,326	$1,050
End of year	$1,476	$1,320	$1,326
See notes to consolidated financial statements

WAYFAIR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Supplemental cash flow information:
Cash paid for interest on long-term debt	$139	$63	$53
Purchase of property and equipment included in accounts payable and other liabilities	$10	$7	$19

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets
Cash and cash equivalents	$1,476	$1,316	1,322
Restricted cash included within prepaid expenses and other current assets	—	4	4
Total cash, cash equivalents and restricted cash	$1,476	$1,320	$1,326

See notes to consolidated financial statements

Wayfair Inc.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Wayfair Inc. is the destination for all things home. Through its omni-channel strategy, Wayfair offers visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over 40 million products from approximately 20 thousand suppliers. These financial statements consolidate the operations and accounts of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, “Wayfair,” “the Company,” or similar terms refer to Wayfair Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.
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

Concentrations of Credit Risk
Financial instruments that subject Wayfair to credit risk consist of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. The risk for cash, cash equivalents and restricted cash is minimized by Wayfair's policy to maintain these balances with major financial institutions of high-credit quality. At times, cash balances may exceed federally insured limits; however, to date, Wayfair has not incurred any losses on these balances. As of December 31, 2025 and 2024, Wayfair had $67 million and $183 million, respectively, in bank deposits located outside of the United States (“U.S.”). The risk for short-term investments is minimized by Wayfair's policy of investing in financial instruments issued by highly-rated financial institutions.
Accounts Receivable, Net
Accounts receivable are stated net of the allowance for credit losses, which are recorded based on historical losses as well as management's expectation of future collections. Uncollectible amounts are written off against the allowance after all collection efforts have been exhausted. Wayfair's exposure to credit loss is minimized through customer risk assessments performed prior to customer checkout and Wayfair's policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. Further, management believes credit risk is mitigated since approximately 98.6% of the net revenue recognized for the year ended December 31, 2025 was collected in advance of recognition.
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

Long-Lived Assets
Wayfair reviews long-lived assets for impairment whenever events or changes in circumstances, such as weakened macroeconomic conditions or brand awareness, service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, Wayfair compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset group. If the comparison indicates that the carrying value is not recoverable, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset or market rate rent assumptions.
Leases
Wayfair generally leases office, retail and warehouse facilities under non-cancellable agreements. Upon each agreement's commencement date, Wayfair determines if the agreement is part of an arrangement that is or that contains a lease, the lease classification and recognizes the right-of-use (“ROU”) assets and lease liabilities for all leases with the exception of leases with terms of 12 months or less. Wayfair has arrangements with lease and non-lease components, and accounts for lease and non-lease components as a single lease component for corporate headquarters offices and field offices. All other lease arrangements for lease and non-lease components are accounted for separately. Operating lease ROU assets are classified in operating lease right-of-use assets within the consolidated balance sheets. Operating lease liabilities are classified as other current liabilities and operating lease liabilities based on when lease payments are due. As of December 31, 2025 and 2024 Wayfair did not have any material finance lease arrangements.
Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term at the lease commencement date. As the implicit rate is generally not readily determinable, Wayfair uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The determination of the IBR requires judgment and is primarily based on publicly available information for companies within the same industry and with similar credit profiles. Wayfair adjusts the rate for the impact of collateralization, the lease term and other specific terms included in each lease arrangement. The IBR is determined at lease commencement and is subsequently reassessed as necessary upon a modification to the lease arrangement. The ROU asset also includes any lease payments made prior to the commencement date and excludes lease incentives and initial direct costs incurred.
Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Lease terms may include options to extend or terminate the lease when it is reasonably certain that Wayfair will exercise that option.
Contingent Liabilities
Certain contingent liabilities that arise in the ordinary course of business activities are accrued for as loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. After applying judgment, Wayfair does not accrue for contingent losses that are considered to be reasonably possible, but not probable; however, the range of such reasonably possible losses is disclosed.

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
Wayfair recognizes net revenue on product sales through Wayfair's family of sites using the gross method when Wayfair has concluded it controls the product before it is transferred to the customer. Wayfair controls products when it is the entity responsible for fulfilling the promise to the customer and takes responsibility for the acceptability of the goods, assumes inventory risk from shipment through the delivery date, has discretion in establishing prices and selects the suppliers of products sold. Wayfair recognizes net revenue from sales of its products upon delivery to the customer. As Wayfair ships a large volume of packages through multiple carriers, actual delivery dates may not always be available; in those cases, we estimate delivery dates using historical data.
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
Wayfair primarily has three types of contractual liabilities: (i) cash collections from its customers prior to delivery of products purchased, which are initially recorded in unearned revenue within other current liabilities, and are recognized as net revenue when the products are delivered, (ii) unredeemed gift cards and site credits, which are initially recorded in unearned revenue within other current liabilities, and are recognized in the period when they are redeemed, and (iii) membership rewards redeemable for future purchases, which are earned by customers on purchases made through Wayfair’s credit card program and are initially recorded in other current liabilities, and recognized as net revenue when redeemed. The portion of gift cards and store credits not expected to be redeemed are recognized as net revenue based on a pattern of historical redemptions, which are substantially within twenty-four months from the date of issuance.

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
Shipping and Fulfillment Costs: Shipping costs include outbound shipping costs, including associated applicable customs duties. Fulfillment costs include costs incurred to operate and staff the fulfillment centers and provide other inbound supply chain services such as ocean freight and drayage. Costs to operate and staff CastleGate and the Wayfair Delivery Network (“WDN”) include rent and depreciation expenses associated with various facilities, costs to receive, inspect, pick, package and prepare customer orders for delivery, and direct and indirect labor costs including compensation, compensation-related benefits and equity-based compensation. Shipping and fulfillment costs are partially offset by fees earned by providing logistic services to suppliers including order fulfillment, warehousing and inbound supply chain services such as ocean freight and drayage through Wayfair's CastleGate business. Fulfillment fees are earned upon completion of preparing customer orders for shipment, warehousing fees are earned upon completion of each storage date and inbound supply chain services are earned on a straight-line basis as the shipments move from origin to destination. Shipping and fulfillment costs were $2.0 billion, $1.9 billion and $1.9 billion, for the years ended December 31, 2025, 2024 and 2023.
Customer Service and Merchant Fees
Customer service and merchant fees consist of labor-related costs, including compensation, compensation-related benefits and equity-based compensation of employees involved in customer service activities, merchant processing fees associated with customer payments made by credit cards and debit cards and other variable fees. Merchant processing fees totaled $280 million, $254 million and $256 million in the years ended December 31, 2025, 2024 and 2023.
Advertising
Advertising consists of direct response performance marketing costs, such as display advertising, paid search advertising, social media advertising, search engine optimization, comparison shopping engine advertising, television advertising, text messages, direct mail, catalog and print advertising. Costs for advertising are expensed as incurred. Prepayments for advertising that has not been incurred are included in prepaid expenses and other current assets, and advertising costs that have been incurred but not paid are included in other current liabilities.
Selling, Operations, Technology, General and Administrative
Selling, operations, technology, general and administrative expenses primarily include labor-related costs, including equity-based compensation, of the operations group, which includes the supply chain and logistics team, the technology team that builds and supports sites, category managers, buyers, site merchandisers, merchants, marketers and the team who executes the advertising strategy and the corporate general and administrative team, which includes human resources, finance, legal and accounting personnel. Also included are administrative and professional service fees which include audit and legal fees, insurance, depreciation, rent and other corporate expenses.
Equity-Based Compensation
Wayfair recognizes its equity-based payments to employees and non-employees as gross expense over the service period based on their grant date fair values with actual forfeitures recognized as they occur. Wayfair has restricted common stock, restricted stock units and performance stock units with market-based conditions. Restricted stock values are determined based on the quoted market price of Wayfair’s Class A common stock on the date of grant. The Company recognizes stock-based compensation expense for awards with market conditions over the derived service period of the awards. The estimated fair value and derived service period for the awards with market conditions are calculated using a Monte Carlo simulation. Assumptions used in valuing awards with market conditions include expected volatility.

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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The impacts are not material to operating results for the year ended December 31, 2025.
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
Adoption of New Accounting Principles
Income Taxes
Wayfair adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on January 1, 2025 prospectively. The amendment improves income tax disclosure requirements by requiring public entities, on an annual basis, to provide disclosure of defined categories in the income tax rate reconciliation, as well as disclosure of income taxes paid, disaggregated by jurisdiction. The adoption only impacted the Company’s disclosures, prospectively, but did not have an impact on the Company’s results of operations, financial condition, or cash flows. Refer to Note 11, Income Taxes, for additional information.

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
Induced Conversions of Convertible Debt Instruments
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
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software, and clarifies the threshold entities apply to begin capitalizing costs. The amendment is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. The amendment can be applied on a fully prospective basis, a modified basis for in-process projects, or on a retrospective basis. Wayfair is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
Narrow-Scope Improvements to Interim Reporting
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU amends Topic 270, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. Additionally, the amendment requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its consolidated financial statements.

2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of December 31, 2025, accounts receivable was $132 million, net of allowance for credit losses of $27 million. As of December 31, 2024, accounts receivable was $155 million, net of allowance for credit losses of $18 million. The changes in the allowance for credit losses were not material for the year ended December 31, 2025. Management believes credit risk is mitigated for the year ended December 31, 2025, as approximately 98.6% of the net revenue recognized was collected in advance of recognition.

Prepaid Expenses and Other Current Assets
The following table presents the components of prepaid expenses and other current assets as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(in millions)
Prepaid expenses and other current assets:
Deferred costs in transit	$36	$32
Prepaid expenses	66	66
Supplier receivables and credits receivable	108	131
Restricted cash	—	4
Other current assets	46	41
Total prepaid expenses and other current assets	$256	$274
Other Non-current Assets
The following table presents the components of other non-current assets as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(in millions)
Other non-current assets:
Goodwill and intangible assets, net	$11	$13
Long-term investments	20	15
Other non-current assets	30	26
Total other non-current assets	$61	$54
Amortization expense related to intangible assets was $1 million for the years ended December 31, 2025, 2024 and 2023. Goodwill was $0.4 million for the years ended December 31, 2025 and 2024. For the years ended December 31, 2025, 2024 and 2023, no indicators of impairment of goodwill or intangible assets were identified and therefore no impairment has been recorded.

Other Current Liabilities
The following table presents the components of other current liabilities as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(in millions)
Other current liabilities:
Unearned revenue	$265	$212
Employee compensation and related benefits	51	79
Current operating lease liabilities (Note 5)	190	174
Advertising	84	100
Sales tax payable	75	70
Sales return allowance	45	49
Short-term debt (Note 6)	39	236
Other accrued expenses and current liabilities	178	204
Total other current liabilities	$927	$1,124
Contract Liabilities
Contract liabilities included in unearned revenue and other accrued expenses and current liabilities were $265 million and $12 million at December 31, 2025, respectively, and $212 million and $12 million at December 31, 2024, respectively.
During the year ended December 31, 2025, Wayfair recognized $156 million and $11 million of net revenue that was included in unearned revenue and other accrued expenses and current liabilities, respectively, as of December 31, 2024. During the year ended December 31, 2024, Wayfair recognized $136 million and $8 million of net revenue that was included in unearned revenue and other accrued expenses and current liabilities, respectively, as of December 31, 2023. During the year ended December 31, 2023, Wayfair recognized $153 million and $7 million of net revenue that was included in unearned revenue and other accrued expenses and current liabilities, respectively, as of December 31, 2022.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 13, Segment and Geographic Information, for additional information.
Restructuring and Other Charges, net
On March 7, 2025, Wayfair announced a workforce reduction involving approximately 340 members of its Technology team. As a result, during the year ended December 31, 2025, Wayfair incurred $20 million of charges recorded within restructuring charges on the consolidated statements of operations. Wayfair does not expect to incur any further material charges related to this workforce reduction. The charges consisted primarily of one-time employee severance, benefits, relocation and transition costs.
Germany Restructuring
In January 2025, we announced our decision to exit the German market (the “Germany Restructuring”), including a workforce reduction impacting approximately 730 employees. As a result, during the year ended December 31, 2025, Wayfair incurred $48 million of charges recorded within restructuring and other charges, net on the consolidated statements of operations. Wayfair does not expect to incur any further material charges related to this workforce reduction. As of December 31, 2025, the remaining accrual related to the Germany Restructuring is not material. The charges consisted primarily of one-time employee severance, benefits, relocation and transition costs.
During the year ended December 31, 2025, Wayfair recorded impairment charges of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with our German operations. This is inclusive of $9 million related to operating lease right-of-use (“ROU”) assets, $19 million related to property, plant and equipment, partially offset by a recovery of $8 million related to the termination of its office lease in Germany. Wayfair does not expect to incur any further material charges related to this restructuring.

Lease modifications
During the year ended December 31, 2025, Wayfair recorded a gain on lease modification of $15 million recorded within restructuring and other charges, net on the consolidated statements of operations. The gain is the result of the early exit of a portion of our corporate office location.
On January 30, 2026, Wayfair entered into an agreement to terminate an operating lease for a logistics facility. In connection with the termination, Wayfair made a payment of $27 million which will be recorded as a loss on termination that will be recognized during the quarter ended March 31, 2026. This termination will result in a reduction of our operating lease obligations of $138 million.

3. Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements
Investments
As of December 31, 2025 and 2024, Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the years ended December 31, 2025, 2024 and 2023, Wayfair did not have any realized gains or losses. Interest income includes interest earned from cash and cash equivalents and marketable securities. During the years ended December 31, 2025, 2024 and 2023, Wayfair recorded $45 million, $54 million and $47 million of interest income, respectively.

The following table presents details of Wayfair’s investment securities as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$66	$—	$—	$66
Total	$66	$—	$—	$66

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$56	$—	$—	$56
Total	$56	$—	$—	$56
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
The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$617	$—	$—	$617
Cash equivalents	859	—	—	859
Total cash and cash equivalents(1)	1,476	—	—	1,476
Short-term investments:
Investment securities	—	66	—	66
Total	$1,476	$66	$—	$1,542
(1)Cash and cash equivalents are included in the tables above; however, they are not measured at fair value on a recurring basis, and their carrying amounts approximate fair value.

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

4. Property and Equipment, net
The following table summarizes property and equipment, net as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(in millions)
Furniture and equipment	$611	$654
Site and software development costs	964	1,000
Leasehold improvements	671	644
Construction in progress	34	5
	2,280	2,303
Less: Accumulated depreciation and amortization	(1,764)	(1,700)
Property and equipment, net	$516	$603
For the years ended December 31, 2025, 2024 and 2023, depreciation and amortization expense was $304 million, $386 million and $416 million, respectively, of which $190 million, $257 million and $279 million, respectively, was attributable to the amortization expense of site and software development costs. Total costs capitalized of site and software development costs, net of accumulated amortization, totaled $159 million and $201 million as of December 31, 2025 and 2024, respectively.
Impairment and other related net charges
During the year ended December 31, 2025, Wayfair recorded charges of $19 million for the non-cash impairment of fixed assets, related to the Germany Restructuring and weakened macroeconomic conditions in connection with our German operations.
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
5. Leases
Wayfair has lease arrangements for warehouses, physical retail locations, WDN facilities, which includes consolidation centers, cross docks and last mile delivery facilities and office spaces. These leases expire at various dates through 2046. Operating lease expense was $236 million, $217 million and $190 million for the years ended December 31, 2025, 2024 and 2023, respectively. Sublease income was $22 million, $6 million and $2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents other information related to leases:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Supplemental cash flow information:
Cash payments included in operating cash flows from lease arrangements	$235	$236	$195
Right-of-use assets obtained in exchange for lease obligations	$97	$290	$100
Right-of-use asset amortization	$156	$140	$130

	Year Ended December 31,
	December 31, 2025	December 31, 2024
Additional lease information:
Weighted average remaining lease term	7 years	7 years
Weighted average discount rate	7.96%	7.01%
Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

Amount
(in millions)
2026	$226
2027	241
2028	190
2029	142
2030	115
Thereafter	477
Total future minimum lease payments	1,391
Less: Imputed interest	(366)
Total	$1,025
The following table presents total operating leases liabilities:

	December 31,
	2025	2024

	(in millions)
Balance sheet line item:
Other current liabilities	$190	$174
Operating lease liabilities, net of current	835	929
Total operating leases liabilities	$1,025	$1,103
As of December 31, 2025, Wayfair has entered into a $45 million operating lease related to a retail lease that has not yet commenced. As there is no control of the underlying assets during the construction period, Wayfair is not considered the owner of the construction project for accounting purposes. This operating lease will commence during 2026 with a lease term of 16 years.
Impairment and other related net charges
During the year ended December 31, 2025, Wayfair recorded charges of $12 million for lease impairment. This is inclusive of $9 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with our German operations and $3 million related to changes in sublease market conditions for identified U.S. office locations.
During the years ended December 31, 2024 and 2023, Wayfair recorded net charges of $23 million and $5 million, respectively, primarily related to changes in sublease market conditions for identified U.S. office locations.

6. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing:

	December 31, 2025			December 31, 2024
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

	(in millions)
Revolving Credit Facility			$—			$—
2025 Notes	—	—	—	237	(1)	236
2026 Notes	39	—	39	734	(3)	731
2027 Notes	480	(3)	477	690	(7)	683
2028 Notes	589	(6)	583	690	(9)	681
2029 Secured Notes	800	(11)	789	800	(13)	787
2030 Secured Notes	700	(8)	692	—	—	—
2032 Secured Notes	700	(8)	692	—	—	—
Total Debt			$3,272			$3,118
Short-term debt (1)			39			236
Long-term debt			$3,233			$2,882

(1) Short-term debt consists of $39 million for the 2026 Notes as of December 31, 2025, and $236 million for the 2025 Notes as of December 31, 2024. Short-term debt and is presented within other current liabilities in the consolidated balance sheets.

Revolving Credit Facility
On March 13, 2025, Wayfair and certain of its subsidiaries (together, the “Guarantors”), and Wayfair LLC, a subsidiary of Wayfair, as borrower (the “Borrower”), entered into that certain amended and restated credit agreement (the “Amended and Restated Credit Agreement”) among Wayfair, the Borrower, the lenders and letter of credit issuers parties thereto and Citibank, N.A., in its capacity as administrative agent, collateral agent and a letter of credit issuer. The Amended and Restated Credit Agreement amends and restates and replaces that certain credit agreement, dated as of March 24, 2021 (as amended, amended and restated, supplemented and/or otherwise modified from time to time prior to entry into the Amended and Restated Credit Agreement), by and among the Borrower, Wayfair, each other credit party from time to time party thereto, each lender from time to time party thereto, Citibank N.A. as the administrative agent for the lenders and letter of credit issuer, and each other letter of credit issuer from time to time party thereto.
The Amended and Restated Credit Agreement provides for a $500 million senior secured revolving credit facility (the “Revolver”) with a maturity of March 13, 2030, subject to a springing earlier maturity in certain circumstances. Debt issuance costs for the Revolver are included in other non-current assets and are amortized to interest expense over the Revolver’s term. As of December 31, 2025, there were no revolving loans outstanding under the Revolver.
Under the Amended and Restated Credit Agreement, the Borrower may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had $94 million outstanding letters of credit as of December 31, 2025, primarily as security for lease agreements, which reduced the availability of credit under the Revolver. Any amounts outstanding under the Revolver are due at maturity. In addition, subject to the terms and conditions set forth in the Amended and Restated Credit Agreement, the Borrower is required to make certain mandatory prepayments prior to maturity.
The proceeds of the Revolver may be used to finance working capital and for other general corporate purposes. The Borrower’s obligations under the Revolver are guaranteed by the Guarantors. The obligations of the Borrower and the Guarantors are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors, including, with certain exceptions, all of the capital stock of Wayfair’s domestic subsidiaries and 65% of the voting capital stock and 100% of the non-voting capital stock of Wayfair’s first-tier foreign subsidiaries.

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
As of December 31, 2025, the applicable margin for Adjusted Term SOFR and Adjusted Eurocurrency Rate loans is 1.25% per annum, the applicable margin for base rate loans is 0.25% per annum and the applicable margin for RFR loans is 1.2826% per annum. The applicable margin is subject to specified changes depending on Wayfair’s Consolidated Senior Secured Debt to Consolidated EBITDA Ratio, as defined in the Amended and Restated Credit Agreement.
The Amended and Restated Credit Agreement contains affirmative and negative covenants customarily applicable to senior secured revolving credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also contains customary events of default, subject to thresholds and grace periods, including, among others, payment default, covenant default, cross default to other material indebtedness and judgment default. In addition, the Amended and Restated Credit Agreement requires Wayfair to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the Amended and Restated Credit Agreement) of no more than 4.00 to 1.00, subject to a 0.50 step up following certain permitted acquisitions. Wayfair does not expect any of these restrictions to affect or limit the ability to conduct business in the ordinary course. As of December 31, 2025, Wayfair was in compliance with all covenants.
Senior Secured Notes
The following table summarizes certain terms related to the Company’s current outstanding senior secured notes (collectively, the “Senior Secured Notes,” together with the “Convertible Notes” (as defined below), the “Notes”):

Senior Secured Notes	Maturity Date	Annual Coupon Rate	Annual Effective Interest Rate	Payment Dates for Semi-Annual Interest Payments in Arrears
2029 Secured Notes	October 31, 2029	7.250%	7.5%	April 15 and October 15
2030 Secured Notes	September 15, 2030	7.750%	7.9%	March 15 and September 15
2032 Secured Notes	November 15, 2032	6.750%	6.8%	May 15 and November 15
On October 8, 2024, Wayfair LLC (the “Issuer”), a subsidiary of Wayfair, issued $800.0 million aggregate principal amount of 7.250% senior secured notes due 2029 (the “2029 Secured Notes”). The 2029 Secured Notes are governed by an indenture between the Issuer, the guarantors named therein (including Wayfair) and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. The indenture provides, among other things, that the 2029 Secured Notes will be senior secured obligations of the Issuer. Interest on the 2029 Secured Notes is payable semi-annually, in arrears, on April 15 and October 15 of each year, commencing on April 15, 2025, at a rate of 7.250% per annum. The annual effective interest rate of the 2029 Secured Notes is 7.50%. Transaction costs to issue the 2029 Secured Notes were recorded as direct deductions from the related debt liabilities and amortized to interest expense, net using the effective interest method over the terms of the corresponding 2029 Secured Notes. The 2029 Secured Notes will mature on October 31, 2029, unless earlier redeemed, in accordance with their terms or repurchased.
On March 13, 2025, Wayfair LLC (the “Issuer”), a subsidiary of Wayfair, issued $700 million aggregate principal amount of 7.750% senior secured notes due 2030 (the “2030 Secured Notes”). The 2030 Secured Notes are governed by an indenture between the Issuer, the guarantors named therein (including Wayfair) and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. The indenture provides, among other things, that the 2030 Secured Notes will be senior secured obligations of the Issuer. Interest on the 2030 Secured Notes is payable semi-annually, in arrears, on March 15 and September 15 of each year, commencing on September 15, 2025, at a rate of 7.750% per annum. The annual effective interest rate of the 2030 Secured Notes is 7.90%. Transaction costs to issue the 2030 Secured Notes were recorded as direct deductions from the related debt liabilities and amortized to interest expense, net using the effective interest method over the terms of the corresponding 2030 Secured Notes. The 2030 Secured Notes will mature on September 15, 2030, unless earlier redeemed, in accordance with their terms or repurchased.

On November 7, 2025, Wayfair LLC (the “Issuer”), a subsidiary of Wayfair, issued $700 million aggregate principal amount of 6.750% senior secured notes due 2032 (the “2032 Secured Notes” and, together with the 2029 Secured Notes and the “2030 Secured Notes”, the “Senior Secured Notes,” and the Senior Secured Notes, together with the Convertible Notes (as defined below), the “Notes”). The 2032 Secured Notes are governed by an indenture between the Issuer, the guarantors named therein (including Wayfair) and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. The indenture provides, among other things, that the 2032 Secured Notes will be senior secured obligations of the Issuer. Interest on the 2032 Secured Notes is payable semi-annually, in arrears, on May 15 and November 15 of each year, commencing on May 15, 2026, at a rate of 6.750% per annum. The annual effective interest rate of the 2032 Secured Notes is 6.80%. Transaction costs to issue the 2032 Secured Notes were recorded as direct deductions from the related debt liabilities and amortized to interest expense, net using the effective interest method over the terms of the corresponding 2032 Secured Notes. The 2032 Secured Notes will mature on November 15, 2032, unless earlier redeemed, in accordance with their terms or repurchased.
Senior Secured Note Indentures
The Senior Secured Notes are governed by separate indentures between the Issuer, the guarantors named therein (including Wayfair) and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. Each indenture contains covenants that restrict the Issuer’s ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness, declare or pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, create certain liens, enter into certain transactions with affiliates, agree to certain restrictions on the ability of the Issuer’s restricted subsidiaries to make certain payments, sell or transfer certain assets and consolidate, merge, sell or otherwise dispose of all or substantially all of the Issuer’s or its restricted subsidiaries’ assets.
These covenants are subject to a number of important limitations, qualifications and exceptions. In addition, certain of these covenants, including the limitation on indebtedness, will cease to apply to the Senior Secured Notes for so long as the Senior Secured Notes have investment grade ratings from any two of the prescribed rating agencies. If a change of control occurs, the Issuer may be required to offer the holders of the Senior Secured Notes an opportunity to sell all or part of their Senior Secured Notes at a purchase price of 101% of the principal amount of such Senior Secured Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase. In addition, if Wayfair sells assets under certain circumstances, the Issuer may be required to make an offer to purchase a portion of the Senior Secured Notes. As of December 31, 2025, Wayfair was in compliance with all covenants in the indentures.
The indentures provide for customary events of default, which include (subject in certain cases to customary grace and cure periods) nonpayment of principal or interest; breach of other agreements in the indenture; defaults in failure to pay certain other indebtedness; certain events of bankruptcy or insolvency; the failure to pay final judgments in excess of certain amounts of money against the Issuer and its significant subsidiaries; the failure of certain guarantees to be enforceable (other than in accordance with the terms of the indenture); and the assertion by the Issuer, Wayfair or any guarantor that is a significant subsidiary in any pleading that any security interest related to the Senior Secured Notes is invalid or unenforceable.
Convertible Notes
The following table summarizes certain terms related to the Company’s current outstanding convertible notes (collectively, the “Convertible Notes”:

Convertible Notes	Maturity Date	Annual Coupon Rate	Annual Effective Interest Rate	Payment Dates for Semi-Annual Interest Payments in Arrears
2026 Notes	August 15, 2026	1.000%	1.2%	February 15 and August 15
2027 Notes	September 15, 2027	3.250%	3.6%	March 15 and September 15
2028 Notes	November 15, 2028	3.500%	3.8%	May 15 and November 15

In August 2020, Wayfair issued $1.518 billion in aggregate principal amount of 0.625% Convertible Senior Notes due 2025 (the “2025 Notes”), which included the exercise in full of a $198.0 million option granted to the initial purchasers. In connection with the issuance of the 2025 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2025 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2025 Notes (the “2025 Capped Calls”). In September 2022, in connection with the issuance of the 2027 Notes, as defined below, Wayfair repurchased for cash $229 million aggregate principal amount of the 2025 Notes. In May 2023, in connection with the issuance of the 2028 Notes, as defined below, Wayfair repurchased for cash $535 million aggregate principal amount of the 2025 Notes. On November 11, 2024, Wayfair repurchased for cash $518 million aggregate principal amount of the 2025 Notes. On May 9, 2025, Wayfair repurchased for cash $80 million in aggregate principal amount of the 2025 Notes. For more information, see “Partial Extinguishment of Convertible Notes” below. On October 1, 2025, the 2025 Notes matured and Wayfair paid in cash the remaining outstanding principal of $157 million to the holders of the 2025 Notes.
In August 2019, Wayfair issued $948.75 million in aggregate principal amount of 1.000% Convertible Senior Notes due 2026 (the “2026 Notes”), which included the exercise in full of a $123.75 million option granted to the initial purchasers. In connection with the 2026 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2026 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2026 Notes (the “2026 Capped Calls”). On November 11, 2024, Wayfair repurchased for cash $215 million aggregate principal amount of the 2026 Notes. On March 14, 2025, in connection with the issuance of the 2030 Secured Notes, Wayfair repurchased $578 million in aggregate principal amount of the 2026 Notes. On May 9, 2025, Wayfair repurchased for cash $118 million aggregate principal amount of the 2026 Notes. For more information, see “Partial Extinguishment of Convertible Notes” below.
In September 2022, Wayfair issued $690.0 million in aggregate principal amount of 3.250% Convertible Senior Notes due 2027 (the “2027 Notes”), which included the exercise in full of a $90.0 million option granted to the initial purchasers. In connection with the issuance of the 2027 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2027 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2027 Notes (the “2027 Capped Calls”). On November 12, 2025, Wayfair repurchased for cash $210 million aggregate principal amount of the 2027 Notes. For more information, see “Partial Extinguishment of Convertible Notes” below. On February 6, 2026, Wayfair issued a notice to holders of the Company’s 3.25% Convertible Senior Notes due 2027 calling for redemption $250 million principal amount of the outstanding Notes. On March 23, 2026 (the “Redemption Date”), any outstanding Notes that are called for redemption and have not been submitted for conversion will be redeemed for cash at a price equal to the principal amount of such Notes plus accrued and unpaid interest on such Notes to, but excluding, the Redemption Date.
In May 2023, Wayfair issued $690.0 million in aggregate principal amount of 3.500% Convertible Senior Notes due 2028 (the “2028 Notes” and together with the 2025 Notes, 2026 Notes and 2027 Notes, the “Convertible Notes”), which included the exercise in full of a $90.0 million option granted to the initial purchasers. In connection with the issuance of the 2028 Notes, Wayfair entered into capped calls that covered, initially, the number of shares of Wayfair’s Class A common stock underlying the 2028 Notes, subject to anti-dilution adjustments substantially similar to those applicable to the 2028 Notes (the “2028 Capped Calls”). On August 20, 2025, Wayfair repurchased $101 million in aggregate principal amount of the 2028 Notes. For more information, see “Partial Extinguishment of Convertible Notes” below.
Convertible Note Indentures
The Convertible Notes are governed by separate indentures between Wayfair, as issuer, and U.S. Bank National Association, as trustee. The Convertible Notes indentures also include Wayfair LLC, as guarantor. Each indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the trustee or the holders of not less than 25% in aggregate principal amount of the respective Convertible Notes then outstanding may declare the entire principal amount or accreted principal amount, as the case may be, of the respective Convertible Notes plus accrued interest, if any, to be immediately due and payable.

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
On or after the applicable Free Convertibility Date until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, holders of the Convertible Notes may convert their Convertible Notes at any time.The conditional conversion features of the 2027 Notes and 2028 Notes were triggered during the calendar quarter ended December 31, 2025, therefore the 2027 Notes and 2028 Notes are convertible during the calendar quarter ended March 31, 2026. The conditional conversion features of the 2026 Notes were not triggered during the calendar quarter ended December 31, 2025, therefore, the 2026 Notes are not convertible during the calendar quarter ended March 31, 2026 pursuant to the applicable last reported sales price conditions.
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
Wayfair may not redeem the Convertible Notes prior to certain dates (the “Redemption Date”). On or after the applicable Redemption Date, Wayfair may redeem for cash all or part of the applicable series of the Convertible Notes if the last reported sale price of Wayfair’s Class A common stock equals or exceeds 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which Wayfair provides notice of redemption, during any 30 consecutive trading days ending on, and including the trading day immediately preceding the date on which Wayfair provides notice of the redemption. The redemption price will be either 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, or the if-converted value if the holder elects to convert their Convertible Notes upon receiving notice of redemption. The Company has not called for redemption or redeemed any of the Convertible Notes as of December 31, 2025.

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
On November 12, 2025, Wayfair repurchased $210 million in aggregate principal amount of the 2027 Notes. In accounting for the repurchases, Wayfair recorded a $165 million loss on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $375 million and the net carrying value of the 2027 Notes of $210 million.
Conversions of Convertible Notes
During the year ended December 31, 2025, there were no conversions of the Convertible Notes.
Interest Expense
The following table presents total interest expense recognized for the Notes for the years ended December 31:

	Year ended December 31,
	2025			2024			2023
The Notes	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense	Contractual Interest Expense	Debt Discount Amortization	Total Interest Expense
	(in millions)
2024 Notes	—	—	—	1	—	1	2	1	3
2025 Notes	1	—	1	4	2	6	6	2	8
2026 Notes	2	—	2	9	2	11	9	2	11
2027 Notes	22	3	25	22	2	24	22	2	24
2028 Notes	23	2	25	24	3	27	15	1	16
2029 Secured Notes	58	3	61	13	—	13	—	—	—
2030 Secured Notes	43	1	44	—	—	—	—	—	—
2032 Secured Notes	7	—	7	—	—	—	—	—	—
2025 Accreting Notes	—	—	—	1	—	1	1	—	1
Total	$156	$9	$165	$74	$9	$83	$55	$8	$63

Fair Value of the Notes
As of December 31, 2025, the estimated fair value of the 2026 Notes, 2027 Notes, 2028 Notes, 2029 Secured Notes, 2030 Secured Notes and 2032 Secured Notes was $39 million, $804 million, $1,354 million, $835 million, $747 million and $721 million, respectively. The estimated fair values of the Notes was determined through consideration of quoted market prices. The fair values of the Notes are classified as Level 2 as defined in Note 3, Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements. As of December 31, 2025, the if-converted value of the 2027 Notes and of the 2028 Notes exceeded the principal value by $280 million and $702 million, respectively. As of December 31, 2025, the if-converted value of the 2026 Notes did not exceed the principal value.
Seniority of the Notes
The 2029 Secured Notes, 2030 Secured Notes and 2032 Secured Notes are senior secured debt obligations secured by first-priority liens, which assets also secure the Revolver on a first-priority pari passu basis. The 2029 Secured Notes, 2030 Secured Notes and 2032 Secured Notes are guaranteed, jointly and severally, on a senior basis by the Guarantors. The Convertible Notes are general senior unsecured obligations of Wayfair. The Convertible Notes rank senior in right of payment to any of Wayfair’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes, rank equal in right of payment to Wayfair’s existing and future unsecured indebtedness that is not so subordinated and are effectively subordinated in right of payment to any of Wayfair’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The Convertible Notes are structurally subordinated to all existing and future indebtedness and liabilities of Wayfair’s subsidiaries.
Capped Calls
The 2027 Capped Calls and 2028 Capped Calls (collectively, the “Capped Calls”) are expected generally to reduce the potential dilution and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Convertible Notes upon conversion of the Convertible Notes if the market price per share of Wayfair’s Class A common stock is greater than the strike price of the applicable Capped Call (which corresponds to the initial conversion price of the applicable Convertible Notes and is subject to certain adjustments under the terms of the applicable Capped Call), with such reduction and/or offset subject to a cap based on the cap price of the applicable Capped Calls (the “Initial Cap Price”). The Capped Calls can, at Wayfair’s option, remain outstanding until their maturity date, even if all or a portion of the Convertible Notes are converted, repurchased or redeemed prior to such date.
Each of the Capped Calls has an initial cap price per share of Wayfair’s Class A common stock, which represented a premium over the last reported sale price of Wayfair’s Class A common stock on the date the corresponding Convertible Notes were priced (the “Cap Price Premium”), and is subject to certain adjustments under the terms of the corresponding agreements. Collectively, the Capped Calls cover, initially, the number of shares of Wayfair’s Class A common stock underlying the Convertible Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes.
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
2026 Capped Calls Unwind
During the year ended December 31, 2025, Wayfair completed an unwind of the 2026 Capped Calls. The proceeds received from the unwind were included as an increase to additional paid-in-capital within stockholders’ deficit.

7. Commitments and Contingencies
Purchase Obligations
Wayfair has entered into purchase obligations that represent enforceable and legally binding software license and freight commitments. Payments due under these purchase obligations are $243 million in 2026, $209 million in 2027, $197 million in 2028 and no other commitments thereafter. These payments exclude payments for contracts that are able to be canceled, both in full or in part, since they do not represent legally binding arrangements.
Collection of Sales or Other Similar Taxes
Wayfair has historically collected and remitted sales tax based on the locations of its physical operations. The U.S. Supreme Court's decision in South Dakota v. Wayfair, Inc., removed a significant impediment to the enactment of laws imposing sales tax collection obligations on out-of-state e-commerce companies. Several states and other taxing jurisdictions have presented, or indicated that they may present, Wayfair with sales tax assessments. The aggregate assessments received as of December 31, 2025 are not material to Wayfair's business and Wayfair does not expect the Court's decision to have a significant impact on its business.
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
Litigation and legal claims are inherently unpredictable and claims cannot be predicted with certainty. An unfavorable resolution of any such matter could have a material adverse effect on the Company’s results of operations or financial condition, and regardless of the outcome, these matters can be costly and time consuming, as it can divert management's attention from important business matters and initiatives, negatively impacting Wayfair's overall operations. Wayfair may also find itself at greater risk to outside party claims as it increases its operations in jurisdictions where the laws with respect to the potential liability of online retailers are uncertain, unfavorable, or unclear. However, Wayfair does not currently believe that the outcome of any legal matters will have a material adverse effect on Wayfair’s results of operations or financial condition.
Canada Border Services Agency
The Canada Border Services Agency (“CBSA”) is examining Wayfair’s payment of duties under the Special Import Measures Act (the “CBSA Review”) for goods imported into Canada for the years ended December 31, 2023 and 2022 and part of the year ended December 31, 2021. Periodically, Wayfair receives assessments from the CBSA and Wayfair is required to pay all assessed amounts in order to exercise its appeal rights. Wayfair believes there are substantial factual and legal grounds to appeal and partially recoup these amounts and is exploring other options to mitigate exposure. During the year ended December 31, 2025, in connection with the CBSA Review, Wayfair incurred approximately $14 million to cost of goods sold within the consolidated statements of operations and made payments of approximately $19 million of duties based on assessments received during the year ended December 31, 2025, related to the year ended December 31, 2023. As of December 31, 2025, there were no costs recorded within other current liabilities in the consolidated balance sheets.
The CBSA is also examining Wayfair’s valuation of duties under the Customs Act for goods imported into Canada for the years ended December 31, 2025, 2024, 2023, 2022, 2021 and 2020. During the year ended December 31, 2025, Wayfair recorded a benefit of $45 million to cost of goods sold within the consolidated statements of operations related to the examinations for the years ended December 31, 2025, 2024, 2023 and 2022. The amount recorded includes $42 million that relates to the examinations for the years ended December 31, 2024 and prior. This was related to an overpayment of duties during those years, and the refunds from this audit will primarily be used to offset future normal course custom duties payments and payments due under the CBSA Review.

8. Employee Benefit Plans
Wayfair has a defined-contribution, incentive savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers all full-time employees who have reached the age of 21 years. Employees may elect to defer compensation up to a dollar limit (as allowable by the Internal Revenue Code), of which up to 4% of an employee's salary will be matched by Wayfair. The amounts deferred by the employee and the matching amounts contributed by Wayfair both vest immediately. The amount expensed under the plan totaled $20 million, $22 million and $35 million in the years ended December 31, 2025, 2024 and 2023, respectively.
9. Stockholders’ Deficit
Preferred Stock
Wayfair authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, for future issuance. As of December 31, 2025, Wayfair had no shares of preferred stock issued or outstanding.
Common Stock
Wayfair authorized 500,000,000 shares of Class A common stock, $0.001 par value per share, and 164,000,000 shares of Class B common stock, $0.001 par value per share, of which 108,365,428 and 100,762,581 shares of Class A common stock and 21,978,295 and 24,658,295 shares of Class B common stock were outstanding as of December 31, 2025 and 2024, respectively. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In addition, upon the date on which the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock, or in the event of the affirmative vote or written consent of holders of at least 66 2/3% of the outstanding shares of Class B common stock, all outstanding shares of Class B common stock shall convert automatically into Class A common stock. Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of funds legally available if Wayfair's Board of Directors (the “Board”), in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. Since Wayfair's initial public offering through December 31, 2025, 60,060,119 shares of Class B common stock were converted to Class A common stock.
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700 million of Wayfair’s Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program” and, together with the 2020 Repurchase Program, the “Repurchase Programs”). There is no stated expiration date for the Repurchase Programs. Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
During the years ended December 31, 2025, 2024 and 2023, Wayfair did not repurchase any shares of Class A Common stock under the Repurchase Programs.
10. Equity-Based Compensation
In April 2023, Wayfair’s stockholders approved the 2023 Incentive Award Plan (the “2023 Plan”) to replace Wayfair’s 2014 Incentive Award Plan, as amended (the “2014 Plan” and, together with the 2023 Plan, the “Incentive Plans”). The Incentive Plans were adopted by the board of directors (the “Board”) to grant cash and equity incentive awards to eligible participants in order to attract, motivate and retain talent. The Incentive Plans are administered by the Board for awards to non-employee directors and by the compensation committee of the Board for other participants and provide for the issuance of equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), performance awards and stock payments.
Beginning in April 2025, Wayfair primarily withholds shares of Class A common stock upon vesting of restricted stock units to cover necessary tax withholding obligations as permitted by the 2023 Plan. The value of the withheld shares is classified as a reduction to common stock and additional paid-in capital. Shares subject to awards that are forfeited, expire or are otherwise terminated without shares being issued, or shares withheld to satisfy tax withholding obligations, will be returned to the pool of shares available for grant and issuance under the 2023 Plan.
Under the 2023 Plan, 20,525,663 shares of Class A common stock initially were available for future award grants. As of December 31, 2025, 6,981,236 shares of Class A common stock remained available for future grant under the 2023 Plan.
Restricted Stock Units
The following table presents activity relating to RSUs for the year ended December 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	2,455,486	$72.11
RSUs granted	5,181,341	$56.93
RSUs vested (1)	(6,494,439)	$56.77
RSUs forfeited/canceled	(322,743)	$79.84
Unvested at December 31, 2025	819,645	$94.73
(1) The amount of RSUs vested includes shares withheld by Wayfair to cover taxes.
As of December 31, 2025, unrecognized equity-based compensation expense related to RSUs expected to vest over time is $17 million with a weighted-average remaining vesting term of 0.1 years.
The following table summarizes activity for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Weighted average grant date fair value of RSUs	$56.93	$54.18	$50.39
Total fair value of vested RSUs (in millions)	$369	$505	$636
Intrinsic value of RSUs vested (in millions)	$333	$406	$532
As of December 31, 2025, the aggregate intrinsic value of unvested RSUs was $82 million.

Performance Stock Units with Market-Based Conditions
In September 2025, under the 2023 Plan, the Company granted 5,000,000 PSUs to the Company’s Chief Executive Officer (the “CEO Award”). The CEO Award consists of six tranches of PSUs over specified performance periods that each vest based upon the satisfaction of both: (i) the CEO’s continued employment as CEO through the applicable vesting date, and (ii) the achievement of certain stock price hurdles. If the stock price hurdle for a particular tranche of PSUs is not met during the applicable performance period for such tranche, or if the CEO’s service is terminated before achieving such stock price hurdle, no portion of that tranche will vest.
The estimated fair value and derived service period for awards with market conditions are calculated using a Monte Carlo simulation. Expected volatility assumptions applied within the valuation model are derived from the market-based implied volatility levels of the Company’s options at the time of grant. The expected volatility used to estimate the fair value of the CEO Award was 60%.
The following table summarizes activity for the twelve months ended December 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	—	$—
PSUs granted	5,000,000	56.11
PSUs vested	—	—
PSUs forfeited/cancelled	—	—
Unvested at December 31, 2025	5,000,000	$56.11
As of December 31, 2025, there was $259 million of unrecognized stock-based compensation expense related to PSUs. The Company expects to recognize this amount over a remaining weighted-average period of 4.1 years.

As of December 31, 2025, the aggregate intrinsic value of unvested PSUs was $502 million.
Equity-based compensation was classified as follows in the consolidated statements of operations for the years ended December 31:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Cost of goods sold	$8	$9	$10
Customer service and merchant fees	14	18	29
Selling, operations, technology, general and administrative	313	368	566
Total equity-based compensation expense	$335	$395	$605
Equity-based compensation costs capitalized as software costs were $27 million, $37 million and $61 million for the years ended December 31, 2025, 2024 and 2023, respectively.

11. Income Taxes
The components of the provision for income taxes, net for the years ended December 31, 2025, 2024 and 2023 are presented below:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Current:
Federal	$—	$—	$—
State	6	4	3
Foreign	5	2	6
Deferred:
Federal	(1)	—	—
State	—	—	—
Foreign	(1)	4	—
Provision for income taxes, net	$9	$10	$9
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the actual provision for income taxes, net differs from the expected provision for income taxes computed at the U.S. Federal statutory tax rate of 21% due to the following:

	Year Ended December 31,
	2024	2023

	(in millions)
Provision for income taxes at the federal statutory rate	$(101)	$(153)

State income tax expense, net of federal impact	4	3
Foreign tax rate differential	13	17
Intercompany debt adjustment	(242)	—
Uncertain tax positions, net	191	—
Non-deductible equity-based compensation expense	4	10
Shortfall expense from equity-based compensation	15	17
Change in valuation allowance	105	103
Limitation on officer's compensation	3	5
Intangible property basis step-up	(7)	—
Intercompany interest	15	15
Other	10	(8)
Provision for income taxes, net	$10	$9

As further described in Note 1, Summary of Significant Accounting Policies, the company has adopted ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, on January 1, 2025 prospectively. The following table is a reconciliation of the U.S. federal statutory rate of 21% to Company’s effective rate of the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Year Ended December 31,
	2025

	(in millions, except percentages)
Loss before income taxes	$(304)
Federal statutory tax rate	(64)	21.0%
State and local income taxes, net of federal(national) income tax effect(a)	5	(1.7)%
Foreign tax eﬀects
Canada
Valuation allowance	8	(2.6)%
Other	(2)	0.7%
Total other foreign	(4)	1.3%
Changes in valuation allowances	54	(17.8)%
Nontaxable or nondeductible items
Loss on debt extinguishment	45	(14.8)%
Limitation on officer’s compensation	5	(1.6)%
Other	3	(1.0)%
Other adjustments
Shortfall expense from equity-based compensation	10	(3.3)%
Interest expense	(49)	16.1%
Other	(2)	0.7%
Provision for income taxes, net	9	(3.0)%
(a)State taxes in California and Texas made up the majority of the tax effect in this category
The components of loss before income taxes determined by tax jurisdiction, are as follows:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
U.S.	$(313)	$(245)	$(495)
Foreign	9	(237)	(234)
Total	$(304)	$(482)	$(729)

During the year ended December 31, 2025, the Company paid $4 million in state income taxes, net of refunds received, and $8 million in foreign tax payments. The payments per state and foreign jurisdiction were immaterial for the year ended December 31, 2025.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the periods presented are as follows:

	December 31,
	2025	2024

	(in millions)
Deferred tax assets:
Net operating loss carryforwards	$911	$809
Equity-based compensation expense	7	7
Intangible property	61	60
Accrued expenses and reserves	25	21
Capitalized technology	45	96
Leases	261	283
Interest expense	86	—
Other	43	55
Gross deferred tax assets	1,439	1,331
Less: Valuation allowance	(1,176)	(1,042)
Net deferred tax assets	263	289
Deferred tax liabilities:
Prepaid expenses	$(12)	$(13)
Property and equipment	(27)	(42)
Operating lease right-of-use asset	(215)	(234)
Other	(12)	(5)
Total deferred tax liabilities	(266)	(294)
Non-current net deferred tax liabilities	$(3)	$(5)
The valuation allowance increased by $134 million during 2025. The increase in the valuation allowance is the result of Wayfair establishing a valuation allowance related to the net increase of $102 million in losses and $86 million in interest expense, partially offset by a $51 million reduction of capitalized technology and $3 million of various other assets amounting during the current year.
In determining the need for a valuation allowance, Wayfair has given consideration to the cumulative book income and loss positions of each of its entities as well as its worldwide cumulative income position. Wayfair has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are primarily compromised of net operating losses, on a jurisdictional basis. At December 31, 2025, Wayfair has determined that it is more likely than not that Wayfair will not realize the benefits of its deferred tax assets, and as a result, has maintained a full valuation allowance against substantially all of the worldwide net deferred tax assets.
As of December 31, 2025, Wayfair had tax effected federal net operating loss carryforwards of $437 million available to offset future federal tax liabilities. In addition, Wayfair had tax-effected state net operating loss carryforwards of $181 million available to offset future state tax liabilities. Of the tax-effected federal net operating loss carryforwards, $42 million begin to expire in the year ending December 31, 2037, and $395 million do not expire. The tax-effected state net operating loss carryforwards begin to expire in the year ending December 31, 2025. The ability to utilize these federal and state tax attributes may be limited in the future if Wayfair experiences an ownership change pursuant to Internal Revenue Code Section 382. An ownership change occurs when the ownership percentages of 5% or greater stockholders change by more than 50% over a three-year period. Through December 31, 2025, Wayfair is not aware of any ownership changes that would result in a material limitation on its ability to utilize these tax attributes.
As of December 31, 2025, Wayfair also had tax effected foreign net operating loss carryforwards of $293 million available to offset future foreign tax liabilities. Of these, $39 million will begin to expire in the year ending December 31, 2038, and $254 million do not expire.

As of December 31, 2025, Wayfair has not provided for deferred income taxes on the outside bases differences in its foreign subsidiaries since they are indefinitely reinvested, or it is within the control of Wayfair to recognize these basis differences on a tax-free basis. Upon realization of the outside bases differences in the form of dividends or otherwise, Wayfair could be subject to income taxes as well as withholding taxes. The amount of taxes attributable to the outside basis differences, if realized, is expected to be immaterial.
Wayfair establishes reserves for uncertain tax positions based on management's assessment of exposures associated with tax deductions, permanent tax differences and tax credits. A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Beginning balance	$306	$—	$—
Increases as a result of tax positions taken in the current period	—	306	—
Ending balance	$306	$306	$—
As of December 31, 2025, $1 million of the $306 million of unrecognized tax benefits would affect our effective tax rate, if recognized, and the remaining $305 million would affect our deferred tax accounts and our valuation allowance. Wayfair's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes, net. Related to the unrecognized tax benefits noted above, Wayfair did not accrue any penalties and interest during 2025, 2024 or 2023 because it is believed that such additional interest and penalties would be insignificant.
Wayfair's tax jurisdictions include the U.S., the United Kingdom, Ireland, India, and Canada. The statute of limitations with respect to U.S. federal income taxes has expired for years prior to 2022. The relevant U.S. state statutes vary and years prior to 2018 are generally closed. The statute of limitations for foreign income taxes vary, but have expired for years prior to 2018. However, preceding years remain open to examination by U.S. federal and state and foreign taxing authorities to the extent of future utilization of net operating losses generated in each preceding year.
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. Through 2025, many countries have incorporated Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Wayfair has estimated the impact of Pillar 2 on our 2024 tax expense to be immaterial. Our deferred tax assets and liabilities are calculated based on the statutory tax rates in the various jurisdictions in which we operate. Our deferred tax assets and liabilities do not reflect the potential impact of Pillar 2 top-up taxes or any other minimum tax regimes for future periods, as such taxes are treated as period costs in accordance with US GAAP. Wayfair is still evaluating the potential consequences of Pillar 2 on longer-term financial positions.
12. Loss per Share
The following table presents the calculation of basic and diluted loss per share:

	Year Ended December 31,
	2025	2024	2023

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(313)	$(492)	$(738)
Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	128	123	114
Loss per share
Basic	$(2.44)	$(4.01)	$(6.47)
Diluted	$(2.44)	$(4.01)	$(6.47)

The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted loss per share were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Unvested restricted stock units	1	2	5
Unvested performance stock units	5	—
Shares related to convertible debt instruments	21	31	36
Total	27	33	41
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
Wayfair's operating and reportable segments are the U.S. and International. These segments reflect the way the CODM allocates resources and evaluates financial performance, which is based upon each segment's Adjusted EBITDA. Adjusted EBITDA is defined as net income or loss before depreciation and amortization; equity-based compensation and related taxes; interest income or expense, net; other income or expense, net; provision or benefit for income taxes, net; non-recurring items;and other items that Wayfair believes are not indicative of core operating performance. These charges are excluded from the evaluation of segment performance because it facilitates reportable segment performance comparisons on a period-to-period basis as these costs may vary independent of business performance. The CODM uses Adjusted EBITDA to assess segment performance by comparing actual results versus forecasted, as well as historical financial information, while deciding how to allocate resources as a benchmark to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.
The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Wayfair allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative expenses based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, impairment and other related net charges and restructuring and other charges, net, as well as interest income or expense, net, other income or expense, net, gain or loss on debt extinguishment and provision or benefit for income taxes, net. There are no net revenue transactions between Wayfair's reportable segments.
U.S.
The U.S. segment primarily consists of amounts earned through product sales through Wayfair's family of sites in the U.S, together with product sales from Wayfair’s U.S. physical retail stores.
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
The following tables present net revenue, significant segment expenses and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Year Ended December 31,
	2025			2024			2023
	(in millions)
	U.S.	International	Total	U.S.	International	Total	U.S.	International	Total
Net revenue	$10,973	$1,484	$12,457	$10,373	$1,478	$11,851	$10,482	$1,521	$12,003

Less:
Cost of goods sold (1)	7,558	1,079	8,637	7,122	1,095	8,217	7,146	1,129	8,275
Advertising	1,254	171	1,425	1,292	180	1,472	1,234	163	1,397

Other segment items (2)	1,399	253	1,652	1,388	321	1,709	1,658	367	2,025
Adjusted EBITDA	$762	$(19)	$743	$571	$(118)	$453	$444	$(138)	$306
Less: reconciling items (3)			1,056			945			$1,044
Net loss			$(313)			$(492)			$(738)

(1)	Cost of goods sold excludes costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from cost of goods sold are depreciation and amortization and equity-based compensation and related taxes.
(2)	Other segment items include customer service and merchant fees and selling, operations, technology, general and administrative, and exclude any costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from other segment items are depreciation and amortization, equity-based compensation and related taxes, interest income or expense, net, other income or expense, net, provision or benefit for income taxes, net, non-recurring items and other items that Wayfair believes are not indicative of core operating performance.
(3) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss:

	Year Ended December 31,
	2025	2024	2023

	(in millions)
Depreciation and amortization	$305	$387	$417
Equity-based compensation and related taxes	345	411	623
Interest expense, net	119	29	17
Other (income) expense, net	(31)	21	(1)
Provision for income taxes, net	9	10	9
Other:
Impairment and other related net charges (a)	23	37	14
Restructuring and other charges, net (b)	53	79	65
Loss (gain) on debt extinguishment, net (c)	233	(29)	(100)
Total reconciling items	$1,056	$945	$1,044

(a)
During the year ended December 31, 2025, Wayfair recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with our German operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S. During the year ended December 31, 2024, Wayfair recorded net charges of $37 million, inclusive of $34 million associated with weakened macroeconomic conditions in connection with our German operations, $2 million related to changes in sublease market conditions and $1 million related to construction in progress assets at identified U.S. locations. During the year ended December 31, 2023, Wayfair recorded net charges of $14 million, inclusive of $5 million related to consolidation of certain customer service centers and $9 million related to construction in progress assets at identified U.S. locations.

(b)
During the year ended December 31, 2025, Wayfair incurred $53 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $48 million related to the Germany Restructuring and $20 million related to the March 2025 workforce reduction. Additionally, Wayfair recorded a gain on lease modification of $15 million, related primarily to the early exit of a portion of our corporate office location. During the year ended December 31, 2024, Wayfair incurred $79 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2024 workforce reduction. During the year ended December 31, 2023, Wayfair incurred $65 million of charges consisting primarily of one-time employee severance and benefit costs associated with the January 2023 workforce reductions.

(c)
During the year ended December 31, 2025, Wayfair recorded a $233 million loss on debt extinguishment upon repurchase of $210 million in aggregate principal amount of the 2027 notes, $101 million in aggregate principal amount of the 2028 Notes, $80 million in aggregate principal amount of the 2025 Notes and $696 million in aggregate principal amount of the 2026 Notes. During the year ended December 31, 2024, Wayfair recorded a $29 million gain on debt extinguishment upon repurchase of $518 million in aggregate principal amount of the 2025 Notes, $215 million in aggregate principal amount of the 2026 Notes and the remaining $39 million in aggregate principal amount of the 2025 Accreting Notes. During the year ended December 31, 2023, Wayfair recorded a $100 million gain on debt extinguishment upon repurchase of $83 million in aggregate principal amount of the 2024 Notes and $535 million in aggregate principal amount of the 2025 Notes.

The following table presents long-lived assets attributable to Wayfair's reportable segments reconciled to the consolidated amounts:

	December 31, 2025	December 31, 2024

	(in millions)
Geographic long-lived assets:
U.S.	$695	$789
International	273	279
Total reportable segment long-lived assets	968	1,068
Plus: reconciling corporate long-lived assets	410	460
Total long-lived assets	$1,378	$1,528
U.S. and International long-lived assets consist of property and equipment, net and operating lease ROU assets. Corporate long-lived assets consist of property and equipment, net, including capitalized internal-use software and website development costs, and operating lease ROU assets at corporate facilities.
The following table presents total assets attributable to Wayfair's reportable segments reconciled to consolidated amounts:

	December 31, 2025	December 31, 2024

	(in millions)
Assets by segment:
U.S.	$1,107	$1,245
International	319	328
Total reportable segment assets	1,426	1,573
Plus: reconciling corporate assets	2,014	1,886
Total assets	$3,440	$3,459
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2025, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. The company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2025, as stated in its attestation report which is included in Part II, Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2025 covered by this Annual Report on Form 10-K, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(c)    Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, no director or officer adopted or terminated, a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
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

The remainder of the information required by this Item 10 is incorporated by reference from our proxy statement for our 2026 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2025.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from our proxy statement for our 2026 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our proxy statement for our 2026 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our proxy statement for our 2026 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our proxy statement for our 2026 annual meeting of stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2025.
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
Item 16. Form 10–K Summary
Not applicable.
EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	File No.	Filing Date	Exhibit Number
3.1	Restated Certificate of Incorporation of the Company		8-K	001-36666	10/8/2014	3.1
3.2	Amended and Restated Bylaws of Wayfair Inc.		8-K	001-36666	2/14/2025	3.1
4.1	Specimen stock certificate evidencing the shares of Class A common stock of the Company		S-1	333-198171	9/19/2014	4.1
4.2	Indenture, dated as of August 19, 2019, by and between Wayfair Inc. and U.S. Bank National Association, as trustee		8-K	001-36666	8/19/2019	4.1
4.3	Form of 1.00% Convertible Senior Notes due 2026 (included in Exhibit 4.2)

4.4	Indenture, dated as of September 13, 2022, by and between Wayfair Inc. and U.S. Bank National Association, as trustee	8-K	001-36666	9/14/2022	4.1
4.5	Form of 3.25% Convertible Senior Notes due 2027 (included in Exhibit 4.4)
4.6	Indenture, dated as of May 12, 2023, by and between Wayfair Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-36666	5/12/2023	4.1
4.7	Form of 3.50% Convertible Senior Notes due 2028 (included in Exhibit 4.6).	8-K	001-36666	5/12/2023
4.8	Indenture, dated October 8, 2024, among Wayfair LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent	8-K	001-36666	10/8/2024	4.1
4.9	Form of 7.25% Senior Secured Notes due 2029 (included in Exhibit 4.8)	8-K	001-36666	10/8/2024
4.10	Indenture, dated March 13, 2025, among Wayfair LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent	8-K	001-36666	3/14/2025	4.1
4.11	Form of 7.750% Senior Secured Notes due 2030 (included in Exhibit 4.10)	8-K	001-36666	3/14/2025
4.12	Indenture, dated November 7, 2025, among Wayfair LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent	8-K	001-36666	11/7/2025	4.1
4.13	Form of 6.75% Senior Secured Notes due 2032 (included in Exhibit 4.12)	8-K	001-36666	11/7/2025
4.14	Description of Wayfair Securities	10-K	001-36666	2/25/2021	4.12
10.1+	2014 Incentive Award Plan	S-1	333-198171	9/19/2014	10.3
10.2+	Amendment No. 1 to 2014 Incentive Award Plan (included in Annex B)	DEF14A	001-36666	8/29/2022
10.3+	Form of Option Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)	S-1	333-198171	9/19/2014	10.4
10.4+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)	S-1	333-198171	9/19/2014	10.5
10.5+	Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (adopted fiscal 2018)	10-K	001-3666	2/25/2019	10.6
10.6+	Form of Restricted Stock Agreement under the 2014 Incentive Award Plan (adopted fiscal 2014)	S-1	333-198171	9/19/2014	10.6
10.7+	Form of Indemnification and Advancement Agreement for Directors and Executive Officers	8-K	001-36666	1/8/2018	10.1
10.8+	Form of Amended and Restated Letter Agreement, dated May 6, 2014 between the Company and each of Niraj Shah and Steven Conine	S-1	333-198171	8/15/2014	10.11
10.9	Letter Agreement, dated September 8, 2022, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.2
10.10	Letter Agreement, dated September 8, 2022, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.3
10.11	Letter Agreement, dated September 8, 2022, between Barclays Bank PLC and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.4

10.12	Letter Agreement, dated September 8, 2022, between BNP Paribas and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.5
10.13	Letter Agreement, dated September 8, 2022, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	9/14/2022	10.6
10.14	Letter Agreement, dated September 9, 2022, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.7
10.15	Letter Agreement, dated September 9, 2022, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.8
10.16	Letter Agreement, dated September 9, 2022, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.9
10.17	Letter Agreement, dated September 9, 2022, between BNP Paribas and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.10
10.18	Letter Agreement, dated September 9, 2022, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	9/14/2022	10.11
10.19+	Wayfair Inc. 2023 Incentive Award Plan	10-Q	001-36666	5/4/2023	10.1+
10.20+	Form of Restricted Stock Unit Agreement under the 2023 Incentive Award Plan (adopted fiscal 2023)	10-Q	001-36666	5/4/2023	10.2+
10.21	Letter Agreement, dated May 9, 2023, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	5/12/2023	10.2
10.22	Letter Agreement, dated May 9, 2023, between Citibank, N.A. and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	5/12/2023	10.3
10.23	Letter Agreement, dated May 9, 2023, between Barclays Bank PLC and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	5/12/2023	10.4
10.24	Letter Agreement, dated May 9, 2023, between Bank of Montreal and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	5/12/2023	10.5
10.25	Letter Agreement, dated May 9, 2023, between BNP Paribas and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	5/12/2023	10.6
10.26	Letter Agreement, dated May 9, 2023, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Base Capped Call Transaction.	8-K	001-36666	5/12/2023	10.7
10.27	Letter Agreement, dated May 10, 2023, between Goldman Sachs & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	5/12/2023	10.8
10.28	Letter Agreement, dated May 10, 2023, between Citibank, N.A. and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	5/12/2023	10.9
10.29	Letter Agreement, dated May 10, 2023, between Barclays Bank PLC and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	5/12/2023	10.10
10.30	Letter Agreement, dated May 10, 2023, between Bank of Montreal and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	5/12/2023	10.11
10.31	Letter Agreement, dated May 10, 2023, between BNP Paribas and Wayfair Inc. regarding the Additional Capped Call Transaction.	8-K	001-36666	5/12/2023	10.12

10.32	Letter Agreement, dated May 10, 2023, between Morgan Stanley & Co. LLC and Wayfair Inc. regarding the Additional Capped Call Transaction.		8-K	001-36666	5/12/2023	10.13
10.33	Amended and Restated Credit Agreement, dated March 13, 2025 among Wayfair Inc., Wayfair LLC, the lending institutions from time to time parties thereto and Citibank, N.A., in its capacity as administrative agent, collateral agent, and a letter of credit issuer		8-K	001-36666	3/14/2025	10.1
10.34+	Form of Performance Stock Unit Award Agreement under the 2023 Incentive Award Plan (adopted fiscal 2023)		8-K	001-36666	3/14/2025	10.1
19.1	Wayfair Inc. Insider Trading Compliance Policy		10-K	001-36666	2/20/2025	19.1
21.1	Subsidiaries of the Company	X
23.1	Consent of PricewaterhouseCoopers LLP	X
23.2	Consent of Ernst & Young LLP	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Compensation Recovery Policy		10-K	001-36666	2/22/2024	97.1
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X
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
Date: February 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NIRAJ SHAH	Chief Executive Officer and President, Co-Founder and Director (Principal Executive Officer)	February 19, 2026
Niraj Shah

/s/ KATE GULLIVER	Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	February 19, 2026
Kate Gulliver

/s/ STEVEN CONINE	Co-Founder and Director	February 19, 2026
Steven Conine

/s/ JEFFREY NAYLOR	Director	February 19, 2026
Jeffrey Naylor

/s/ DIANA FROST	Director	February 19, 2026
Diana Frost

/s/ ANDREA JUNG	Director	February 19, 2026
Andrea Jung

/s/ MICHAEL KUMIN	Director	February 19, 2026
Michael Kumin

/s/ JEREMY KING	Director	February 19, 2026
Jeremy King

/s/ HARRY A. LAWTON III	Director	February 19, 2026
Harry A. Lawton III

/s/ MICHAEL E. SNEED	Director	February 19, 2026
Michael E. Sneed