Form 10-Q
period 2026-03-31
Wayfair Inc.
filed 2026-04-30
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at April 23, 2026
Class A Common Stock, $0.001 par value per share	111,018,505
Class B Common Stock, $0.001 par value per share	20,977,994

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WAYFAIR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2026	2025

	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,004	$1,476
Short-term investments	58	66
Accounts receivable, net	158	132
Inventories	78	71
Prepaid expenses and other current assets	270	256
Total current assets	1,568	2,001
Operating lease right-of-use assets	741	862
Property and equipment, net	502	516
Other non-current assets	59	61
Total assets	$2,870	$3,440
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,094	$1,202
Other current liabilities	961	927
Total current liabilities	2,055	2,129
Long-term debt	2,931	3,233
Operating lease liabilities, net of current	704	835
Other non-current liabilities	22	25
Total liabilities	5,712	6,222
Commitments and contingencies (Note 5)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at March 31, 2026 and December 31, 2025	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 109,636,669 and 108,365,428 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 21,978,209 and 21,978,295 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	2,114	2,073
Accumulated deficit	(4,928)	(4,823)
Accumulated other comprehensive loss	(28)	(32)
Total stockholders' deficit	(2,842)	(2,782)
Total liabilities and stockholders' deficit	$2,870	$3,440
See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026		2025

	(in millions, except per share data)
Net revenue	$2,931		$2,730
Cost of goods sold	2,051		1,893
Gross profit	880	—	837
Operating expenses:
Customer service and merchant fees	114		107
Advertising	329		344
Selling, operations, technology, general and administrative	424		429
Impairment and other related net charges	—		23
Restructuring and other charges, net	24		56
Total operating expenses	891		959
Loss from operations	(11)		(122)
Interest expense, net	(39)		(23)
Other (expense) income, net	(11)		10
(Loss) gain on debt extinguishment, net	(43)		25
Loss before income taxes	(104)		(110)
Provision for income taxes, net	1		3
Net loss	$(105)		$(113)
Loss per share
Basic	$(0.80)		$(0.89)
Diluted	$(0.80)		$(0.89)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	131		127
Diluted	131		127

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in millions)
Net loss	$(105)	$(113)
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(11)
Comprehensive loss	$(101)	$(124)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit

	(in millions)
Balance at December 31, 2024	125	$—	$1,751	$(4,510)	$4	$(2,755)
Net loss	—	—	—	(113)	—	(113)
Other comprehensive loss	—	—	—	—	(11)	(11)
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Equity-based compensation	—	—	70	—	—	70
Balance at March 31, 2025	127	$—	$1,821	$(4,623)	$(7)	$(2,809)

Balance at December 31, 2025	130	$—	$2,073	$(4,823)	$(32)	$(2,782)
Net loss	—	—	—	(105)	—	(105)
Other comprehensive income	—	—	—	—	4	4
Issuance of common stock upon vesting of RSUs	1	—	—	—	—	—
Shares withheld for employee taxes	—	—	(29)	—	—	(29)
Equity-based compensation	—	—	71	—	—	71
Settlement of convertible senior notes	1	—	(1)	—	—	(1)
Balance at March 31, 2026	132	$—	$2,114	$(4,928)	$(28)	$(2,842)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net loss	$(105)	$(113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	81
Equity-based compensation expense	67	64
Amortization of debt discount and issuance costs	1	3
Impairment and other related net charges	—	23
Loss (gain) on debt extinguishment	43	(25)
Other non-cash adjustments	(9)	12
Changes in operating assets and liabilities:
Accounts receivable, net	(26)	16
Inventories	(7)	(14)
Prepaid expenses and other assets	(20)	—
Accounts payable and other liabilities	(63)	(143)
Net cash used in operating activities	(52)	(96)

Cash flows for investing activities:
Purchase of short- and long-term investments	(5)	(18)
Sale and maturities of short- and long-term investments	13	44
Purchase of property and equipment	(25)	(5)
Site and software development costs	(29)	(38)
Net cash used in investing activities	(46)	(17)

Cash flows (for) from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	691
Payments to extinguish debt	(99)	(551)
Settlement of long-term debt	(250)	—
Payments of taxes related to net share settlement of equity awards	(29)	—
Net cash (used in) provided by financing activities	(378)	140
Effect of exchange rate changes on cash and cash equivalents	4	(9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(472)	18

Cash, cash equivalents and restricted cash
Beginning of period	$1,476	$1,320
End of period	$1,004	$1,338
See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025

	(in millions)
Supplemental cash flow information:
Cash paid for interest on long-term debt	$35	$16
Purchase of property and equipment included in accounts payable and other liabilities	$6	$7

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,004	$1,338
Total cash, cash equivalents and restricted cash	$1,004	$1,338

See notes to unaudited condensed consolidated financial statements.

Wayfair Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are those of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, “Wayfair,” “the Company" or similar terms refer to Wayfair Inc. and its subsidiaries. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the United States (“U.S.”) Securities and Exchange Commission ("SEC") regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Furthermore, interim results are not necessarily indicative of the results for the full year ended December 31, 2026 or future periods.
The Company has identified significant accounting policies that are critical to understanding its business and results of operations. Wayfair believes that there have been no significant changes during the three months ended March 31, 2026 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Adoption of New Accounting Principles
Wayfair adopted ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, on January 1, 2026 prospectively. The amendment clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendment did not have a material impact on the Company’s results of operations, financial condition, or cash flows.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specific expense categories in the notes to the financial statements. The amendment is effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendment should be applied prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. Wayfair is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software, and clarifies the threshold that entities apply to begin capitalizing costs. The amendment is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. The amendment can be applied on a fully prospective basis, a modified basis for in-process projects, or on a retrospective basis. Wayfair is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU amends Topic 270, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. Additionally, the amendment requires entities to disclose events since the end of the last annual reporting period that had a material impact on the entity. The amendment is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its consolidated financial statements.

2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of March 31, 2026, accounts receivable was $158 million, net of allowance for credit losses of $24 million. As of December 31, 2025, accounts receivable was $132 million, net of allowance for credit losses of $27 million. The changes in the allowance for credit losses were not material for the three months ended March 31, 2026. Management believes credit risk is mitigated for the three months ended March 31, 2026, as approximately 97.9% of the net revenue recognized was collected in advance of recognition.
Contract Liabilities
Contract liabilities included in other current liabilities were $255 million at March 31, 2026 and $277 million at December 31, 2025. During the three months ended March 31, 2026, Wayfair recognized $158 million of net revenue that was included within other current liabilities as of December 31, 2025. During the three months ended March 31, 2025, Wayfair recognized $148 million of net revenue that was included within other current liabilities as of December 31, 2024.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 9, Segment and Geographic Information, for additional information.
Restructuring and Other Charges, Net
During the three months ended March 31, 2026, Wayfair recorded a $24 million charge related to a loss on termination of an operating lease for a logistics facility. This termination resulted in a reduction of our operating lease obligations of $138 million. During the three months ended March 31, 2025, Wayfair incurred $56 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $40 million related to our decision announced on January 10, 2025 to exit the German market (the “Germany Restructuring”) and $16 million related to the March 2025 workforce reduction, which impacted members of the technology team.
Income Tax
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. Wayfair has evaluated the full effects on the full year income tax provision and cash tax position, but the legislation is not expected to have a material impact on the financial statements. The impacts are not material to operating results for the three months ended March 31, 2026.

3. Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements
Investments
As of March 31, 2026 and December 31, 2025, Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the three months ended March 31, 2026 and 2025, Wayfair did not have any realized gains or losses. Interest income includes interest earned from cash and cash equivalents and marketable securities. During the three months ended March 31, 2026 and 2025, Wayfair recorded $11 million and $10 million of interest income, respectively.

The following table presents details of Wayfair’s investment securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$58	$—	$—	$58
Total	$58	$—	$—	$58

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$66	$—	$—	$66
Total	$66	$—	$—	$66
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
The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$420	$—	$—	$420
Cash equivalents	584	—	—	584
Total cash and cash equivalents(1)	1,004	—	—	1,004
Short-term investments:
Investment securities	—	58	—	58
Total	$1,004	$58	$—	$1,062
(1) Cash and cash equivalents are included in the tables above; however, they are not measured at fair value on a recurring basis, and their carrying amounts approximate fair value.

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$617	$—	$—	$617
Cash equivalents	859	—	—	859
Total cash and cash equivalents	1,476	—	—	1,476
Short-term investments:
Investment securities	—	66	—	66
Total	$1,476	$66	$—	$1,542

4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing:

	March 31, 2026			December 31, 2025
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

	(in millions)
Revolving Credit Facility			$—			$—
2026 Notes	39	—	39	39	—	39
2027 Notes	230	(2)	228	480	(3)	477
2028 Notes	533	(5)	528	589	(6)	583
2029 Secured Notes	800	(10)	790	800	(11)	789
2030 Secured Notes	700	(7)	693	700	(8)	692
2032 Secured Notes	700	(8)	692	700	(8)	692
Total Debt			$2,970			$3,272
Short-term debt (1)			39			39
Long-term debt			$2,931			$3,233
(1) Short-term debt consists of $39 million for the 2026 Notes (as defined below) as of both March 31, 2026 and December 31, 2025. Short-term debt is presented within other current liabilities in the condensed consolidated balance sheets.
As of March 31, 2026, Wayfair had $3.0 billion principal amount of indebtedness outstanding. Wayfair’s indebtedness includes:
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

Revolving Credit Facility
Wayfair has a five-year senior secured revolving credit facility (the “Revolver”), which matures on March 13, 2030, and provides for revolving loans in an aggregate amount of $500 million. Under the Revolver, Wayfair may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had $90 million in outstanding letters of credit as of March 31, 2026, primarily as security for lease agreements, which reduced the availability of credit under the Revolver. As of March 31, 2026, there were no revolving loans outstanding under the Revolver.
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
The conditional conversion features of the 2028 Notes were triggered during the calendar quarter ended March 31, 2026, therefore the 2028 Notes are convertible during the calendar quarter ended June 30, 2026. The conditional conversion features of the 2026 Notes and 2027 Notes were not triggered during the calendar quarter ended March 31, 2026, therefore, the 2026 Notes and 2027 Notes are not convertible during the calendar quarter ended June 30, 2026 pursuant to the applicable last reported sales price conditions.
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
On February 6, 2026, Wayfair issued a notice to holders of the Company’s 2027 Notes calling for redemption of $250 million principal amount of the outstanding 2027 Notes on March 23, 2026 (the “Redemption Date”). Holders of the Notes elected to convert $250 million in aggregate principal amount prior to the Redemption Date. Wayfair settled these conversions with aggregate cash payments totaling $250 million, representing principal and cash in lieu of fractional shares, and the issuance of 0.9 million shares of common stock.
Partial Extinguishment of Convertible Notes
Between February 25, 2026 and March 4, 2026, Wayfair repurchased $56 million in aggregate principal amount of the 2028 Notes. In accounting for the repurchases, Wayfair recorded a $43 million loss on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $99 million and the net carrying value of the 2028 Notes of $56 million.
Subsequent to March 31, 2026, Wayfair repurchased approximately $43 million aggregate principal amount of its 2028 Notes for an aggregate purchase price of approximately $74 million.
Conversions of Convertible Notes
There were no conversions during the three months ended March 31, 2026 other than the conversion of the 2027 Notes prior to the Redemption Date.

Interest Expense
During the three months ended March 31, 2026, Wayfair recognized contractual interest expense and debt discount amortization of $48 million and $1 million, respectively. During the three months ended March 31, 2025, Wayfair recognized contractual interest expense and debt discount amortization of $32 million and $3 million, respectively.
Fair Value of the Notes
As of March 31, 2026, the estimated fair value of each of the 2026 Notes, 2027 Notes, 2028 Notes, 2029 Secured Notes, 2030 Secured Notes, and 2032 Secured Notes was $38 million, $314 million, $933 million, $819 million, $730 million, and $706 million, respectively. The estimated fair values of the Notes were determined through consideration of quoted market prices. The fair values of the Notes are classified as Level 2 as defined in Note 3, Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements. As of March 31, 2026, the if-converted value of the 2027 Notes and of the 2028 Notes exceeded the principal value by $43 million and $342 million, respectively. As of March 31, 2026, the if-converted value of the 2026 Notes did not exceed the principal value.
Capped Calls
The 2027 Capped Calls and 2028 Capped Calls (collectively, the “Capped Calls”) are expected generally to reduce the potential dilution and/or offset the cash payments Wayfair is required to make in excess of the principal amount of the Convertible Notes upon conversion of the Convertible Notes if the market price per share of Wayfair’s Class A common stock is greater than the strike price of the applicable Capped Call (which corresponds to the initial conversion price of the applicable Convertible Notes and is subject to certain adjustments under the terms of the applicable Capped Call), with such reduction and/or offset subject to a cap based on the cap price of the applicable Capped Call (the “Initial Cap Price”). The Capped Calls can, at Wayfair’s option, remain outstanding until their maturity date, even if all or a portion of the Convertible Notes are converted, repurchased or redeemed prior to such date.
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
6. Stockholders’ Deficit
Common Stock
Since Wayfair's initial public offering through March 31, 2026, 60,060,205 shares of Class B common stock were converted to Class A common stock.
Stock Repurchase Programs
During the three months ended March 31, 2026 and 2025, Wayfair did not repurchase any shares of Class A Common stock under the authorized repurchase programs.
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
Since April 2025, Wayfair primarily withholds shares of Class A common stock upon vesting of RSUs to cover necessary tax withholding obligations as permitted by the 2023 Plan. The value of the withheld shares is classified as a reduction to common stock and additional paid-in capital. Shares subject to awards that are forfeited, expire or are otherwise terminated without shares being issued, or shares withheld to satisfy tax withholding obligations, will be returned to the pool of shares available for grant and issuance under the 2023 Plan.
Under the 2023 Plan, 20,525,663 shares of Class A common stock initially were available for future award grants. As of March 31, 2026, 6,665,657 shares of Class A common stock remained available for future grant under the 2023 Plan.
Restricted Stock Units
The following table presents activity relating to RSUs for the three months ended March 31, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	819,645	$94.73
RSUs granted	602,840	$76.79
RSUs vested (1)	(681,486)	$98.70
RSUs forfeited/canceled	(10,150)	$62.21
Unvested at March 31, 2026	730,849	$76.68
(1) The amount of RSUs vested includes shares withheld by Wayfair to cover taxes.
As of March 31, 2026, unrecognized equity-based compensation expense related to RSUs expected to vest over time is $10 million with a weighted-average remaining vesting term of 0.1 years.

The following table summarizes activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Weighted average grant date fair value of RSUs	$76.79	$31.72
Total fair value of vested RSUs (in millions)	$67	$94
Intrinsic value of RSUs vested (in millions)	$72	$70
As of March 31, 2026, the aggregate intrinsic value of unvested RSUs was $55 million.
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
The following table summarizes activity for the three months ended March 31, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	5,000,000	$56.11
PSUs granted	—	—
PSUs vested	—	—
PSUs forfeited/cancelled	—	—
Unvested at March 31, 2026	5,000,000	$56.11
As of March 31, 2026, there was $241 million of unrecognized equity-based compensation expense related to PSUs. The Company expects to recognize this amount over a remaining weighted-average period of 3.9 years. During the three months ended March 31, 2026, the Company incurred $19 million of equity-based compensation expense related to the PSUs.

As of March 31, 2026, the aggregate intrinsic value of unvested PSUs was $376 million.

Equity-based compensation was classified as follows in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Cost of goods sold	$1	$2
Customer service and merchant fees	2	3
Selling, operations, technology, general and administrative	64	59
Total equity-based compensation expense	$67	$64
Equity-based compensation costs capitalized as software costs were $4 million and $6 million for the three months ended March 31, 2026 and 2025, respectively.

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
The following table presents the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
	2026	2025

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(105)	$(113)
Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	131	127
Loss per share
Basic	$(0.80)	$(0.89)
Diluted	$(0.80)	$(0.89)

The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted loss per share were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Unvested restricted stock units	1	2
Unvested performance stock units	5	—
Shares related to convertible debt instruments	16	28
Total	22	30
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
The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of Wayfair’s Annual Report on Form 10-K for the year ended December 31, 2025. Wayfair allocates certain operating expenses to the operating and reportable segments, including customer service and merchant fees and selling, operations, technology, general and administrative expenses based on the usage and relative contribution provided to the segments. It excludes from the allocations certain operating expense lines, including depreciation and amortization, equity-based compensation and related taxes, impairment and other related net charges and restructuring and other charges, net, as well as interest income or expense, net, other income or expense, net, gain or loss on debt extinguishment and provision or benefit for income taxes, net. There are no net revenue transactions between Wayfair's reportable segments.
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
The following tables present net revenue, significant segment expenses and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Three Months Ended March 31,
	2026			2025
	(in millions)
	U.S.	International	Total	U.S.	International	Total
Net revenue	$2,612	$319	$2,931	$2,429	$301	$2,730

Less:
Cost of goods sold (1)	1,811	229	2,040	1,686	193	1,879
Advertising	294	35	329	306	38	344

Other segment items (2)	346	65	411	342	59	401
Adjusted EBITDA	$161	$(10)	$151	$95	$11	$106
Less: reconciling items (3)			256			219
Net loss			$(105)			$(113)

(1)	Cost of goods sold excludes costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from cost of goods sold are depreciation and amortization and equity-based compensation and related taxes.
(2)	Other segment items include customer service and merchant fees and selling, operations, technology, general and administrative, and exclude any costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from other segment items are depreciation and amortization, equity-based compensation and related taxes, interest income or expense, net, other income or expense, net, provision or benefit for income taxes, net, non-recurring items and other items that Wayfair believes are not indicative of core operating performance.
(3) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net loss:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Depreciation and amortization	$67	$81
Equity-based compensation and related taxes	71	68
Interest expense, net	39	23
Other expense (income), net	11	(10)
Provision for income taxes, net	1	3
Other:
Impairment and other related net charges (a)	—	23
Restructuring and other charges, net (b)	24	56
Loss (gain) on debt extinguishment, net (c)	43	(25)
Total reconciling items	$256	$219

(a)
During the three months ended March 31, 2026, Wayfair recorded no impairment or other related charges. During the three months ended March 31, 2025, Wayfair recorded net charges of $23 million, inclusive of $20 million associated with the German Restructuring and weakened macroeconomic conditions in connection with our German operations and, $3 million related to changes in sublease market conditions for a technology center in the U.S.

(b)
During the three months ended March 31, 2026, Wayfair incurred $24 million of charges related to a loss on termination of an operating lease for a logistics facility. During the three months ended March 31, 2025, Wayfair incurred $56 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $40 million related to the Germany Restructuring and $16 million related to the March 2025 workforce reduction.

(c)
During the three months ended March 31, 2026, Wayfair recorded a $43 million loss on debt extinguishment upon repurchase of $56 million in aggregate principal amount of the 2028 notes. During the three months ended March 31, 2025, Wayfair recorded a $25 million gain on debt extinguishment upon repurchase of $578 million in aggregate principal amount of the 2026 Notes.

The following table presents long-lived assets attributable to Wayfair's reportable segments reconciled to the consolidated amounts:

	March 31, 2026	December 31, 2025

	(in millions)
Geographic long-lived assets:
U.S.	$588	$695
International	262	273
Total reportable segment long-lived assets	850	968
Plus: reconciling corporate long-lived assets	393	410
Total long-lived assets	$1,243	$1,378
U.S. and International long-lived assets consist of property and equipment, net and operating lease ROU assets. Corporate long-lived assets consist of property and equipment, net, including capitalized internal-use software and website development costs, and operating lease ROU assets at corporate facilities.

The following table presents total assets attributable to Wayfair's reportable segments reconciled to consolidated amounts:

	March 31, 2026	December 31, 2025

	(in millions)
Assets by segment:
U.S.	$1,039	$1,107
International	317	319
Total reportable segment assets	1,356	1,426
Plus: reconciling corporate assets	1,514	2,014
Total assets	$2,870	$3,440
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward looking statements, including statements regarding our investment plans and anticipated returns on those investments; our plans for growth, including customer growth; our future results of operations and financial position; available liquidity and access to financing sources; anticipated cost-cutting and liability and dilution management exercises and the expected results of such exercises; our business strategy; plans and objectives of management for future operations, including regarding our physical retail stores and omni-channel strategy; investment in our logistics network; consumer activity and behaviors; developments in our technology and systems, including our use of artificial intelligence and machine learning technologies and the anticipated results of those developments; and the impact of macroeconomic events, including interest rates, tariffs and inflation, and our response to such events. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these terms or other similar expressions.
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
Factors that could cause or contribute to differences in our future results include, without limitation, the following:
•adverse macroeconomic conditions, including: economic instability; changes in laws and regulations and other governmental actions or policies, including those related to taxes and new or increased tariffs, and the uncertainty surrounding potential changes in such laws and regulations or other potential governmental actions or policies; export controls; sustained higher interest rates and inflation; slower growth or the potential for recession; disruptions in the global supply chain and other conditions affecting the retail environment for products we sell; geopolitical disturbances and conflicts, or threats of such actions and related uncertainty, which could exacerbate other risks such as shipment disruptions or fuel shortages; and other matters that influence consumer spending and preferences, as well as our ability to plan for and respond to the impact of these conditions;
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
A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results include the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025. We qualify all of our forward-looking statements by these cautionary statements.

Overview
Wayfair is the destination for all things home. Through our omni-channel strategy, we offer visually inspired browsing, compelling merchandising, easy product discovery and attractive prices for over 40 million products from approximately 20 thousand suppliers.
We believe an increasing portion of the dollars spent on home goods will be spent online and that there is an opportunity to acquire more market share. Our business model is designed to grow our net revenue by acquiring new customers as well as stimulating repeat purchases from our existing customers. Through increasing brand awareness as well as paid and unpaid advertising, we attract new and repeat customers to our family of sites. We aim to turn these customers into recurring shoppers by creating a seamless shopping experience across their entire journey — offering best-in-class product discovery, purchasing, fulfillment and customer service. We complement our e-commerce experience with a growing physical retail presence, designed to strengthen our brands, deepen customer engagement, and enhance the end-to-end shopping experience
During the three months ended March 31, 2026, net revenue increased by 7.4% compared to the same period in 2025. As of March 31, 2026, we had 21 million active customers and during the three months ended March 31, 2026, 79.8% of orders came from repeat buyers. The increased sales represents our ongoing execution of business initiatives amid persistent macroeconomic pressures on consumers. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.
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
Factors Affecting our Performance
We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
We use the following metrics to assess the performance of our overall business:

	Three Months Ended March 31,
	2026	2025

	(in millions, except LTM net revenue per active customer, average order value and per share data)
Key Financial Statement Metrics:
Net revenue	$2,931	$2,730
Gross profit	$880	$837
Loss from operations	$(11)	$(122)
Net loss	$(105)	$(113)
Loss per share
Basic	$(0.80)	$(0.89)
Diluted	$(0.80)	$(0.89)
Net cash used in operating activities	$(52)	$(96)
Key Operating Metrics:
Active customers (1)	21.4	21.1
LTM net revenue per active customer (2)	$591	$562
Orders delivered (3)	9.4	9.1
Average order value (4)	$312	$301
Non-GAAP Financial Measures:
Adjusted Gross Profit	$881	$839
Contribution Profit	$440	$391
Adjusted EBITDA	$151	$106
Free Cash Flow	$(106)	$(139)
Adjusted Diluted Earnings per Share	$0.26	$0.10
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
Results of Consolidated Operations
Comparison of the three months ended March 31, 2026 and 2025
Net revenue
During the three months ended March 31, 2026, net revenue increased by $201 million, or 7.4%, compared to the same period in 2025, which reflects our ongoing execution of business initiatives amid persistent macroeconomic pressures on consumers. The increase in net revenue is due to higher average order value in addition to higher order volume resulting from brand and consumer mix shifts, compared to the same period in 2025.
During the three months ended March 31, 2026, our U.S. net revenue increased by 7.5%. During the three months ended March 31, 2026, our International net revenue increased by 6.0% compared to the same period in 2025. During the three months ended March 31, 2026, International Net Revenue Constant Currency Growth was 1.7% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Three Months Ended March 31,
	2026	2025	% Change

	(in millions)
U.S. net revenue	$2,612	$2,429	7.5%
International net revenue	319	301	6.0%
Net revenue	$2,931	$2,730	7.4%
For more information on our segments, see Note 9, Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the three months ended March 31, 2026, cost of goods sold increased by $158 million, or 8.3%, compared to the same period in 2025. The increase in cost of goods sold is driven by higher net revenue, in addition to the absence of a one-time benefit of $38 million related to a resolution on the valuation of duties, partially offset by $5 million of expense related to duties assessments recognized during the three months ended March 31, 2025.
As a percentage of net revenue, cost of goods sold increased to 70.0% for the three months ended March 31, 2026 compared to 69.3% in the same period in 2025, due to investments in the customer experience and a one-time benefit recognized during the three months ended March 31, 2025 related to a resolution on the valuation of duties, partially offset by the growth of our supplier services.

	Three Months Ended March 31,
	2026	2025	% Change

	(in millions)
Cost of goods sold	$2,051	$1,893	8.3%
As a percentage of net revenue	70.0%	69.3%

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

	Three Months Ended March 31,
	2026	2025	% Change

	(in millions)
Customer service and merchant fees (1)	$114	$107	6.5%
Advertising	329	344	(4.4)%
Selling, operations, technology, general and administrative (1)	424	429	(1.2)%
Impairment and other related net charges	—	23	(100.0)%
Restructuring and other charges, net	24	56	(57.1)%
Total operating expenses	$891	$959	(7.1)%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.9%	3.9%
Advertising	11.2%	12.6%
Selling, operations, technology, general and administrative (1)	14.5%	15.7%
Impairment and other related net charges	—%	0.8%
Restructuring and other charges, net	0.8%	2.1%
	30.4%	35.1%
(1) Includes equity-based compensation and related taxes as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Customer service and merchant fees	$2	$3
Selling, operations, technology, general and administrative	$68	$63
During the three months ended March 31, 2026, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative increased by $4 million, or 6.1%, compared to the same period in 2025, due to expense recognized during the three months ended March 31, 2026 related to the PSUs, partially offset by variability in our stock price around the grant date of restricted stock units.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three Months Ended March 31,
	2026	2025

Customer service and merchant fees	3.8%	3.8%
Selling, operations, technology, general and administrative	12.1%	13.4%
Customer Service and Merchant Fees
During the three months ended March 31, 2026, excluding the impact of equity-based compensation and related taxes, our expenses for customer service and merchant fees increased by $8 million, or 7.7%, compared to the same period in 2025. The increase in customer service and merchant fees is primarily due to increased net revenue.

As a percentage of net revenue, total customer service and merchant fees remained relatively constant at 3.9% for the three months ended March 31, 2026 compared to the same period in 2025.
Advertising
During the three months ended March 31, 2026, our advertising expenses decreased by $15 million, or 4.4%, compared to the same period in 2025. The decrease reflects our response to changing market conditions and changes in our advertising channel mix, as we seek to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses decreased to 11.2% for the three months ended March 31, 2026 compared to 12.6% in the same period in 2025 due to changes in our advertising channel mix as we seek to maximize returns on advertising spend within our efficiency parameters.
Selling, operations, technology, general and administrative
During the three months ended March 31, 2026, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $10 million, or 2.7%, compared to the same period in 2025. The decrease is primarily due to decreased compensation costs, driven by workforce reduction.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 14.5% for the three months ended March 31, 2026, compared to 15.7% in the same period in 2025, primarily due to the increase in net revenue.
Impairment and other related net charges
During the three months ended March 31, 2026, impairment and other related charges decreased by $23 million, or 100.0%, compared to the same period in 2025. The decrease is due to impairment charges recognized in the prior year related to the Germany Restructuring and weakened macroeconomic conditions in connection with the German operations. No impairment charges were recorded during the three months ended March 31, 2026.
Restructuring and other charges, net
During the three months ended March 31, 2026, restructuring and other charges, net decreased by $32 million, or 57.1%, compared to the same period in 2025. As a percentage of net revenue, restructuring and other charges, net decreased to 0.8% from 2.1% in the same period in 2025.
During the three months ended March 31, 2026, we incurred $24 million of charges related to a loss on termination of an operating lease for a logistics facility. During the three months ended March 31, 2025, we incurred $56 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $40 million related to the Germany Restructuring and $16 million related to the March 2025 workforce reduction.
Interest expense, net
During the three months ended March 31, 2026, interest expense, net increased by $16 million compared to the same period in 2025, primarily driven by the issuances of the 2032 Secured Notes in November 2025 and of the 2030 Secured Notes in March 2025.

	Three Months Ended March 31,
	2026	2025	% Change

	(in millions)
Interest expense, net	$(39)	$(23)	69.6%
Other (expense) income, net
During the three months ended March 31, 2026, we incurred $11 million of other (expense) income, net primarily driven by foreign currency translation losses. During the three months ended March 31, 2025, we recognized $10 million of other (expense) income, net primarily attributable to fluctuations between the U.S. Dollar and the Euro. Included in other (expense) income, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Three Months Ended March 31,
	2026	2025	% Change

	(in millions)
Other (expense) income, net	$(11)	$10	(210.0)%
Loss on debt extinguishment
During the three months ended March 31, 2026, loss on debt extinguishment increased by $68 million compared to the same period in 2025.
During the three months ended March 31, 2026, we recorded a $43 million loss on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $99 million and the net carrying value of the 2028 Notes of $56 million.
Refer to Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended March 31,
	2026	2025	% Change

	(in millions)
(Loss) gain on debt extinguishment	$(43)	$25	NM
NM - Not Meaningful
Provision for income taxes, net
During the three months ended March 31, 2026, our provision for income taxes, net decreased by $2 million, or 66.7% compared to the same period in 2025.

	Three Months Ended March 31,
	2026	2025	% Change

	(in millions)
Provision for income taxes	$1	$3	(66.7)%
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2026, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.1 billion. Additionally, we have a $500 million senior secured revolving credit facility that matures on March 13, 2030 (the “Revolver”). As of March 31, 2026, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for $90 million as of March 31, 2026, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity for the periods presented:

	March 31,	December 31,
	2026	2025

	(in millions)
Cash and cash equivalents	$1,004	$1,476
Short-term investments	58	66
Total liquidity	$1,062	$1,542
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

Further, we have and may from time to time seek to retire, restructure, repurchase or redeem, or otherwise mitigate the equity dilution associated with our outstanding convertible debt through cash purchases, stock buybacks of some or all of the shares underlying convertible notes and/or exchanges for equity or debt in open-market purchases, privately negotiated transactions or otherwise (including through 10b5-1 plans). Such repurchases, exchanges or liability and dilution management exercises, if any, will be upon such terms and at such prices and sizes as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition, macroeconomic events have caused disruption in the capital markets, including increased inflation and interest rates, which could make obtaining financing more difficult and/or expensive. As a consequence, we may not be able to secure additional financing to meet our operating requirements or strategic goals on acceptable terms, in a timely manner, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt financing arrangements, those securities and instruments may have rights, preferences or privileges senior to the rights of our common stock, and the holders of our equity securities may experience dilution. We will continue to monitor our liquidity during this time of historic disruption and volatility in the global capital markets.
Credit Agreement and Debt Arrangements
As of March 31, 2026, we had $3.0 billion principal amount of indebtedness outstanding. Our indebtedness includes:
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
Between February 25, 2026 and March 4, 2026, we repurchased $56 million in aggregate principal amount of the 2028 Notes. See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information on debt and other financing transactions.
On February 6, 2026, we issued a notice to holders of the 2027 Notes calling for redemption of $250 million principal amount of the outstanding 2027 Notes on or prior to March 23, 2026 (the “Redemption Date”). See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information on debt and other financing transactions.
The conditional conversion features of the 2028 Notes were triggered during the calendar quarter ended March 31, 2026, therefore the 2028 Notes are convertible during the calendar quarter ended June 30, 2026. The conditional conversion features of the 2026 Notes and 2027 Notes were not triggered during the calendar quarter ended March 31, 2026, therefore, the 2026 Notes and 2027 Notes are not convertible during the calendar quarter ended June 30, 2026 pursuant to the applicable last reported sales price conditions.
There were no conversions during the three months ended March 31, 2026 other than the conversion of the 2027 Notes on or prior to the Redemption Date. Whether any of the Convertible Notes will be convertible in future quarters will depend on the satisfaction of the applicable last reported sales price condition or another conversion condition in the future. If one or more holders elect to convert their Convertible Notes at a time when any such Convertible Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the credit agreement governing the Revolver) of no more than 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and debt agreements, see Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026 we were in compliance with all the terms and conditions of our debt agreements.
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
The Repurchase Programs do not obligate us to purchase any shares of our Class A common stock and have no expiration date, but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of March 31, 2026, we have repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.
Trends and Historical Cash Flows

	Three Months Ended March 31,
	2026	2025

	(in millions)
Net loss	$(105)	$(113)
Net cash used in operating activities	$(52)	$(96)
Net cash used in investing activities	$(46)	$(17)
Net cash (used in) provided by financing activities	$(378)	$140
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
Cash flows used in operating activities decreased by $44 million during the three months ended March 31, 2026, compared to the same period in 2025, due to a decrease of $25 million for cash changes in operating assets and liabilities and an increase in net loss adjusted for non-cash items of $19 million. The decrease in cash flows used in operating activities was primarily driven by higher net revenue, and lower impairment and other restructuring costs from the prior year workforce reductions.
Investing Activities
Cash flows used in investing activities increased by $29 million during the three months ended March 31, 2026, compared to the same period in 2025, due to decreases in sales and maturities of short- and long-term investments of $31 million and increases in purchases of property and equipment and site and software development costs of $11 million, partially offset by a decrease in purchases of short- and long-term investments of $13 million.

Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 1.8% of net revenue for the three months ended March 31, 2026 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments, including our physical retail store expansion, proprietary technology and operational platform.
Financing Activities
Cash flows used in financing activities increased by $518 million during the three months ended March 31, 2026, compared to the same period in 2025. The increase in cash used is primarily due to decreases in proceeds from the issuance of debt of $691 million, increase in settlement of long-term debt of $250 million and payments of taxes related to net share settlement of equity awards of $29 million. These increases are partially offset by decreases in payments to extinguish debt of $452 million.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
During the three months ended March 31, 2026, we repurchased $56 million in aggregate principal amount of the 2028 Notes and called for the redemption of $250 million in aggregate principal of the 2027 Notes. See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information. Other than these financing transactions, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

We disclose Adjusted Gross Profit and Adjusted Gross Margin because we believe these measures are important indicators of our business performance. They provide visibility into our underlying gross profitability by excluding the impact of non-cash equity-based compensation expense and related taxes, which can vary meaningfully from period to period. Accordingly, we believe that Adjusted Gross Profit and Adjusted Gross Margin provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and the Board.
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

The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended March 31,
	2026	2025

	(in millions, except percentages)
Reconciliation of Adjusted Gross Profit:
Gross profit	$880	$837
Gross margin	30.0%	30.7%
Add: Equity-based compensation and related taxes included in cost of goods sold	1	2
Adjusted Gross Profit	$881	$839
Adjusted Gross Margin	30.1%	30.7%
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

The following table provides a reconciliation of Adjusted Gross Profit to Contribution Profit:

	Three Months Ended March 31,
	2026	2025

	(in millions, except percentages)
Reconciliation of Contribution Profit:
Net revenue	$2,931	$2,730
Less: Cost of goods sold	2,051	1,893
Gross profit	880	837
Gross margin	30.0%	30.7%
Add: Equity-based compensation and related taxes included in cost of goods sold	1	2
Adjusted Gross Profit	881	839
Adjusted Gross Margin	30.1%	30.7%
Less: Customer service and merchant fees	114	107
Less: Advertising	329	344
Add: Equity-based compensation and related taxes included in customer service and merchant fees	2	3
Contribution Profit	$440	$391
Contribution Margin	15.0%	14.3%
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
The following table reflects the reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(in millions, except percentages)
Reconciliation of Adjusted EBITDA:
Net loss	$(105)	$(113)
Depreciation and amortization	67	81
Equity-based compensation and related taxes	71	68
Interest expense, net	39	23
Other expense (income), net	11	(10)
Provision for income taxes, net	1	3
Other:
Impairment and other related net charges (1)	—	23
Restructuring and other charges, net (2)	24	56
Loss (gain) on debt extinguishment (3)	43	(25)
Adjusted EBITDA	$151	$106

Net revenue	$2,931	$2,730
Net loss margin	(3.6)%	(4.1)%
Adjusted EBITDA Margin	5.2%	3.9%

(1)
During the three months ended March 31, 2026, we recorded no impairment or other related charges. During the three months ended March 31, 2025, we recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with our German operations and, $3 million related to changes in sublease market conditions for a technology center in the U.S.

(2)
During the three months ended March 31, 2026, we incurred $24 million of charges related to a loss on termination of an operating lease for a logistics facility. During the three months ended March 31, 2025, we incurred $56 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $40 million related to the Germany Restructuring and $16 million related to the March 2025 workforce reduction.

(3)
During the three months ended March 31, 2026, we recorded a $43 million loss on debt extinguishment upon repurchase of $56 million in aggregate principal amount of the 2028 Notes. During the three months ended March 31, 2025, Wayfair recorded a $25 million gain on debt extinguishment upon repurchase of $578 million in aggregate principal amount of the 2026 Notes.

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
The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(in millions)
Net cash used in operating activities	$(52)	$(96)
Purchase of property and equipment	(25)	(5)
Site and software development costs	(29)	(38)
Free Cash Flow	$(106)	$(139)
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

A reconciliation of the numerator and denominator for diluted earnings or loss per share, the most directly comparable GAAP financial measure, to the numerator and denominator for Adjusted Diluted Earnings or Loss per Share in order to calculate Adjusted Diluted Earnings or Loss per Share, is as follows:

	Three Months Ended March 31,
	2026	2025

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted loss per share - net loss	$(105)	$(113)
Adjustments to net loss
Equity-based compensation and related taxes	71	68
Provision for income taxes, net	1	3
Other:
Impairment and other related net charges	—	23
Restructuring and other charges, net	24	56
Loss (gain) on debt extinguishment	43	(25)
Numerator for Adjusted Diluted Earnings per Share - Adjusted net income	$34	$12

Denominator:
Denominator for basic and diluted loss per share - weighted-average number of shares of common stock outstanding	131	127
Adjustments to effect of dilutive securities:
Performance stock units	2	—
Convertible debt instruments	4	—
Denominator for Adjusted Diluted Earnings per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	137	127
Diluted Loss per Share	$(0.80)	$(0.89)
Adjusted Diluted Earnings per Share	$0.26	$0.10
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
There have been no material changes to our critical accounting policies and estimates since December 31, 2025. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of our critical accounting policies and estimates.
Recent Accounting Pronouncements
For information about recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposures to market risk since December 31, 2025. See Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion on our exposures to market risk.
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
Item 1A. Risk Factors
As of the date of this report, there are no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Certain Information Regarding the Trading of Our Common Stock included in our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding our authorized share repurchase programs. As of March 31, 2026, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.1 billion. There were no repurchases made during the three months ended March 31, 2026.
Item 5. Other Information
(c)    Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, no director or officer adopted or terminated, a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
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

WAYFAIR INC.
Date: April 30, 2026	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ KATE GULLIVER
Kate Gulliver
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)