Form 10-Q
period 2026-06-30
Wayfair Inc.
filed 2026-08-04
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at July 28, 2026
Class A Common Stock, $0.001 par value per share	115,990,166
Class B Common Stock, $0.001 par value per share	20,977,904

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WAYFAIR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2026	2025
	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,065	$1,476
Short-term investments	78	66
Accounts receivable, net	184	132
Inventories	84	71
Prepaid expenses and other current assets	274	256
Total current assets	1,685	2,001
Operating lease right-of-use assets	722	862
Property and equipment, net	512	516
Other non-current assets	59	61
Total assets	$2,978	$3,440
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,317	$1,202
Other current liabilities	951	927
Total current liabilities	2,268	2,129
Long-term debt	2,797	3,233
Operating lease liabilities, net of current	680	835
Other non-current liabilities	21	25
Total liabilities	5,766	6,222
Commitments and contingencies (Note 5)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at June 30, 2026 and December 31, 2025.	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 115,500,539 and 108,365,428 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 20,977,914 and 21,978,295 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	2,166	2,073
Accumulated deficit	(4,929)	(4,823)
Accumulated other comprehensive loss	(25)	(32)
Total stockholders' deficit	(2,788)	(2,782)
Total liabilities and stockholders' deficit	$2,978	$3,440
See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Net revenue	$3,519	$3,273	$6,450	$6,003
Cost of goods sold	2,465	2,289	4,516	4,182
Gross profit	1,054	984	1,934	1,821
Operating expenses:
Customer service and merchant fees	128	121	242	228
Advertising	392	372	721	716
Selling, operations, technology, general and administrative	428	465	852	894
Impairment and other related net charges	2	—	2	23
Restructuring and other charges, net	—	9	24	65
Total operating expenses	950	967	1,841	1,926
Income (loss) from operations	104	17	93	(105)
Interest expense, net	(39)	(29)	(78)	(52)
Other (expense) income, net	(4)	23	(15)	33
(Loss) gain on debt extinguishment	(59)	6	(102)	31
Income (loss) before income taxes	2	17	(102)	(93)
Provision for income taxes, net	3	2	4	5
Net (loss) income	$(1)	$15	$(106)	$(98)
(Loss) earnings per share
Basic	$(0.01)	$0.11	$(0.81)	$(0.77)
Diluted	$(0.01)	$0.11	$(0.81)	$(0.77)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	132	128	131	127
Diluted	132	129	131	127

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Net (loss) income	$(1)	$15	$(106)	$(98)
Other comprehensive income (loss):
Foreign currency translation adjustments	3	(25)	7	(36)
Comprehensive income (loss)	$2	$(10)	$(99)	$(134)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit

	(in millions)
Balance at March 31, 2025	127	$—	$1,821	$(4,623)	$(7)	$(2,809)
Net income	—	—	—	15	—	15
Other comprehensive loss	—	—	—	—	(25)	(25)
Issuance of common stock upon vesting of RSUs	1	—	—	—	—	—
Shares withheld for employee taxes	—	—	(9)	—	—	(9)
Equity-based compensation	—	—	109	—	—	109
Balance at June 30, 2025	128	$—	$1,921	$(4,608)	$(32)	$(2,719)

Balance at March 31, 2026	132	$—	$2,114	$(4,928)	$(28)	$(2,842)
Net loss	—	—	—	(1)	—	(1)
Other comprehensive income	—	—	—	—	3	3
Issuance of common stock upon vesting of RSUs	1	—	—	—	—	—
Shares withheld for employee taxes	(1)	—	(19)	—	—	(19)
Equity-based compensation	—	—	74	—	—	74
Settlement of convertible senior notes	4	—	(3)	—	—	(3)
Balance at June 30, 2026	136	$—	$2,166	$(4,929)	$(25)	$(2,788)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Six Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit

	(in millions)
Balance at December 31, 2024	125	$—	$1,751	$(4,510)	$4	$(2,755)
Net loss	—	—	—	(98)	—	(98)
Other comprehensive loss	—	—	—	—	(36)	(36)
Issuance of common stock upon vesting of RSUs	3	—	—	—	—	—
Shares withheld for employee taxes	—	—	(9)	—	—	(9)
Equity-based compensation	—	—	179	—	—	179
Balance at June 30, 2025	128	$—	$1,921	$(4,608)	$(32)	$(2,719)

Balance at December 31, 2025	130	$—	$2,073	$(4,823)	$(32)	$(2,782)
Net loss	—	—	—	(106)	—	(106)
Other comprehensive income	—	—	—	—	7	7
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Shares withheld for employee taxes	(1)	—	(48)	—	—	(48)
Equity-based compensation	—	—	145	—	—	145
Settlement of convertible senior notes	5	—	(4)	—	—	(4)
Balance at June 30, 2026	136	$—	$2,166	$(4,929)	$(25)	$(2,788)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net loss	$(106)	$(98)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	131	159
Equity-based compensation expense	136	164
Amortization of debt discount and issuance costs	4	5
Impairment and other related net charges	2	23
Loss (gain) on debt extinguishment	102	(31)
Other non-cash adjustments	(15)	32
Changes in operating assets and liabilities:
Accounts receivable, net	(52)	49
Inventories	(12)	(11)
Prepaid expenses and other assets	(21)	21
Accounts payable and other liabilities	139	(136)
Net cash provided by operating activities	308	177

Cash flows for investing activities:
Purchase of short- and long-term investments	(43)	(55)
Sale and maturities of short- and long-term investments	31	58
Purchase of property and equipment	(51)	(18)
Site and software development costs	(62)	(68)
Net cash used in investing activities	(125)	(83)

Cash flows for financing activities:
Proceeds from issuance of debt, net of issuance costs	395	691
Payments to extinguish debt	(245)	(742)
Settlement of long-term debt	(701)	—
Payments of taxes related to net share settlement of equity awards	(48)	(9)
Net cash used in financing activities	(599)	(60)
Effect of exchange rate changes on cash and cash equivalents	5	(28)
Net (decrease) increase in cash, cash equivalents and restricted cash	(411)	6

Cash, cash equivalents and restricted cash
Beginning of period	$1,476	$1,320
End of period	$1,065	$1,326
See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025

	(in millions)
Supplemental cash flow information:
Cash paid for interest on long-term debt	$98	$59
Purchase of property and equipment included in accounts payable and other liabilities	$11	$17

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$1,065	$1,326
Total cash, cash equivalents and restricted cash	$1,065	$1,326

See notes to unaudited condensed consolidated financial statements.

Wayfair Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are those of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, “Wayfair,” “the Company” or similar terms refer to Wayfair Inc. and its subsidiaries. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and applicable rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Furthermore, interim results are not necessarily indicative of the results for the full year ended December 31, 2026 or future periods.
The Company has identified significant accounting policies that are critical to understanding its business and results of operations. Wayfair believes that there have been no significant changes during the three and six months ended June 30, 2026 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of June 30, 2026, accounts receivable was $184 million, net of allowance for credit losses of $29 million. As of December 31, 2025, accounts receivable was $132 million, net of allowance for credit losses of $27 million. The changes in the allowance for credit losses were not material for the three and six months ended June 30, 2026. Management believes credit risk is mitigated for the three and six months ended June 30, 2026, as approximately 97.6% and 97.7% of the net revenue recognized was collected in advance of recognition.
Contract Liabilities
Contract liabilities included in other current liabilities were $262 million at June 30, 2026 and $277 million at December 31, 2025. During the six months ended June 30, 2026, Wayfair recognized $186 million of net revenue that was included within other current liabilities as of December 31, 2025. During the six months ended June 30, 2025, Wayfair recognized $158 million of net revenue that was included within other current liabilities as of December 31, 2024.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 9, Segment and Geographic Information, for additional information.
Impairment and Other Related Net Charges
During the three and six months ended June 30, 2026, Wayfair recorded a net charge of $2 million associated with its decision to exit a customer service center in the U.S. During the six months ended June 30, 2025, Wayfair recorded net charges of $23 million, inclusive of $20 million associated with its decision to exit the Germany market (the “Germany Restructuring”) and weakened macroeconomic conditions in connection with its Germany operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S.
Leases
During the six months ended June 30, 2026, Wayfair terminated the operating lease for a logistics facility resulting in a reduction of its operating lease obligations of $138 million. During the three and six months ended June 30, 2026, Wayfair entered into contractual obligations of $91 million for future minimum lease payments under non-cancellable operating leases that have not yet commenced.
Restructuring and Other Charges, Net
During the six months ended June 30, 2026, Wayfair recorded $24 million of charges related to a loss on termination of an operating lease for a logistics facility. During the three and six months ended June 30, 2025, Wayfair incurred $9 million and $65 million, respectively, of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $6 million and $46 million, respectively, related to the Germany Restructuring and $3 million and $19 million, respectively, related to the March 2025 workforce reduction, which impacted members of the technology team. Wayfair does not expect to incur any further material charges related to this workforce reduction.
Income Tax
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. Wayfair has evaluated the full effects on the full year income tax provision and cash tax position, but the legislation is not expected to have a material impact on the financial statements. The impacts are not material to operating results for the three and six months ended June 30, 2026.

3. Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements
Investments
As of June 30, 2026 and December 31, 2025, Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the three and six months ended June 30, 2026 and 2025, Wayfair did not have any realized gains or losses. Interest income includes interest earned from cash and cash equivalents and marketable securities. During the three and six months ended June 30, 2026, Wayfair recorded $10 million and $21 million of interest income, respectively. During the three and six months ended June 30, 2025, Wayfair recorded $13 million and $23 million of interest income, respectively.

The following table presents details of Wayfair’s investment securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
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
Fair Value Measurements
Wayfair's financial assets and liabilities are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The three levels of inputs used to measure fair value are as follows:
▪Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities
▪Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full-term of the asset or liability
▪Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability
This hierarchy requires Wayfair to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Wayfair classifies cash equivalents and certificates of deposit within Level 1 because these are valued using quoted market prices. The fair value of Level 1 financial assets is based on quoted market prices of the identical underlying security. Wayfair classifies short-term investments within Level 2 because unadjusted quoted prices for identical or similar assets in markets are not active. Wayfair does not have assets that are classified as Level 3.

The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$428	$—	$—	$428
Cash equivalents	637	—	—	637
Total cash and cash equivalents(1)	1,065	—	—	1,065
Short-term investments:
Investment securities	—	78	—	78
Total	$1,065	$78	$—	$1,143
(1) Cash and cash equivalents are included in the tables above; however, they are not measured at fair value on a recurring basis, and their carrying amounts approximate fair value.

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$617	$—	$—	$617
Cash equivalents	859	—	—	859
Total cash and cash equivalents	1,476	—	—	1,476
Short-term investments:
Investment securities	—	66	—	66
Total	$1,476	$66	$—	$1,542

4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing:

	June 30, 2026			December 31, 2025
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

	(in millions)
Revolving Credit Facility			$—			$—
2026 Notes	39	—	39	39	—	39
2027 Notes	229	(2)	227	480	(3)	477
2028 Notes	—	—	—	589	(6)	583
2029 Secured Notes	800	(10)	790	800	(11)	789
2030 Secured Notes	700	(7)	693	700	(8)	692
2032 Secured Notes	700	(8)	692	700	(8)	692
2034 Secured Notes	400	(5)	395	—	—	—
Total Debt			$2,836			$3,272
Short-term debt (1)			39			39
Long-term debt			$2,797			$3,233

(1) Short-term debt consists of $39 million for the 2026 Notes (as defined below) as of both June 30, 2026 and December 31, 2025. Short-term debt is presented within other current liabilities in the condensed consolidated balance sheets.
As of June 30, 2026, Wayfair had $2.9 billion principal amount of indebtedness outstanding. Wayfair’s indebtedness includes:
•unsecured 1.00% Convertible Senior Notes due 2026 (the “2026 Notes”);
•unsecured 3.25% Convertible Senior Notes due 2027 (the “2027 Notes” and, together with the 2026 Notes, the “Convertible Notes”);
•7.250% Senior Secured Notes due 2029 (the “2029 Secured Notes”);
•7.750% Senior Secured Notes due 2030 (the “2030 Secured Notes”);
•6.750% Senior Secured Notes due 2032 (the “2032 Secured Notes”); and
•7.125% Senior Secured Notes due 2034 (the “2034 Secured Notes” and, together with the 2029 Secured Notes, 2030 Secured Notes, and 2032 Secured Notes, the “Senior Secured Notes”, and the Senior Secured Notes, together with the Convertible Notes, the “Notes”).
Revolving Credit Facility
Wayfair has a five-year senior secured revolving credit facility (the “Revolver”), which matures on March 13, 2030, and provides for revolving loans in an aggregate amount of $500 million. Under the Revolver, Wayfair may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had $82 million in outstanding letters of credit as of June 30, 2026, primarily as security for lease agreements, which reduced the availability of credit under the Revolver. As of June 30, 2026, there were no revolving loans outstanding under the Revolver.
Senior Secured Notes
On May 18, 2026, Wayfair LLC (the “Issuer”), a subsidiary of Wayfair Inc., issued $400 million aggregate principal amount of 2034 Secured Notes. The 2034 Secured Notes are governed by an indenture between the Issuer, the guarantors named therein (including Wayfair) and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent. The Indenture provides, among other things, that the 2034 Secured Notes will be senior secured obligations of the Issuer. Interest on the 2034 Secured Notes is payable semi-annually, in arrears, on May 15 and November 15 of each year, commencing on November 15, 2026, at a rate of 7.125% per annum, until their maturity date of May 31, 2034. The annual effective interest rate of the 2034 Secured Notes is 7.2%. Transaction costs to issue the 2034 Secured Notes were recorded as direct deductions from the related debt liabilities and amortized to interest expense, net using the effective interest method over the terms of the corresponding 2034 Secured Notes. The 2034 Secured Notes will mature on May 31, 2034, unless earlier redeemed, in accordance with their terms or repurchased.
The following table summarizes certain terms related to the Company’s current outstanding Senior Secured Notes:

Senior Secured Notes	Maturity Date	Annual Coupon Rate	Annual Effective Interest Rate	Payment Dates for Semi-Annual Interest Payments in Arrears
2029 Secured Notes	October 31, 2029	7.250%	7.5%	April 15 and October 15
2030 Secured Notes	September 15, 2030	7.750%	7.9%	March 15 and September 15
2032 Secured Notes	November 15, 2032	6.750%	6.8%	May 15 and November 15
2034 Secured Notes	May 31, 2034	7.125%	7.2%	May 15 and November 15
Convertible Notes
The following table summarizes certain terms related to the Company’s current outstanding Convertible Notes:

Convertible Notes	Maturity Date	Annual Coupon Rate	Annual Effective Interest Rate	Payment Dates for Semi-Annual Interest Payments in Arrears
2026 Notes	August 15, 2026	1.000%	1.2%	February 15 and August 15
2027 Notes	September 15, 2027	3.250%	3.6%	March 15 and September 15

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
The conditional conversion features of the 2026 Notes and 2027 Notes were not triggered during the calendar quarter ended June 30, 2026, therefore, the 2026 Notes and 2027 Notes are not convertible during the calendar quarter ending September 30, 2026 pursuant to the applicable last reported sales price conditions.
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
Partial Extinguishment of Convertible Notes

Between February 25, 2026 and March 4, 2026, Wayfair repurchased $56 million in aggregate principal amount of the unsecured 3.50% Convertible Senior Notes due 2028 (the “2028 Notes”). In accounting for the repurchases, Wayfair recorded a $43 million loss on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $99 million and the net carrying value of the 2028 Notes of $56 million.
Between April 1, 2026 and May 1, 2026, Wayfair repurchased $89 million in aggregate principal amount of the 2028 Notes. In accounting for the repurchases, Wayfair recorded a $59 million loss on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $148 million and the net carrying value of the 2028 Notes of $89 million.
Redemptions of Convertible Notes
On February 6, 2026, Wayfair issued a notice to holders of the Company’s 2027 Notes calling for redemption of $250 million principal amount of the outstanding 2027 Notes on March 23, 2026 (the “2027 Notes Redemption Date”). Holders of the 2027 Notes elected to convert $250 million in aggregate principal amount prior to the 2027 Notes Redemption Date. Wayfair settled these conversions with aggregate cash payments totaling $250 million, representing principal and cash in lieu of fractional shares, and the issuance of 0.9 million shares of common stock.
On May 14, 2026, Wayfair issued a notice to holders of the Company’s 2028 Notes calling for redemption of the remaining $444 million principal amount of the outstanding 2028 Notes on June 29, 2026 (the “2028 Notes Redemption Date”). Holders of the 2028 Notes elected to convert the entire remaining outstanding principal of $444 million prior to the 2028 Notes Redemption Date. Wayfair settled these conversions with aggregate cash payments totaling $444 million, representing principal and cash in lieu of fractional shares, and the issuance of 4.5 million shares of common stock. As a result, no 2028 Notes remained outstanding following these conversions.
Conversions of Convertible Notes
There were no conversions during the three and six months ended June 30, 2026 other than the conversion of the 2027 Notes and 2028 Notes prior to the 2027 Notes Redemption Date and 2028 Notes Redemption Date, respectively.
Interest Expense
During the three months ended June 30, 2026, Wayfair recognized contractual interest expense and debt discount amortization of $47 million and $3 million, respectively, and during the six months ended June 30, 2026, Wayfair recognized contractual interest expense and debt discount amortization of $95 million and $4 million, respectively.
During the three months ended June 30, 2025, Wayfair recognized contractual interest expense and debt discount amortization of $41 million and $2 million, respectively, and during the six months ended June 30, 2025, Wayfair recognized contractual interest expense and debt discount amortization of $73 million and $5 million, respectively.
Fair Value of the Notes
As of June 30, 2026, the estimated fair value of each of the 2026 Notes, 2027 Notes, 2029 Secured Notes, 2030 Secured Notes, 2032 Secured Notes, and 2034 Secured Notes was $38 million, $349 million, $826 million, $736 million, $719 million, and $412 million, respectively. The estimated fair values of the Notes were determined through consideration of quoted market prices. The fair values of the Notes are classified as Level 2 as defined in Note 3, Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements. As of June 30, 2026, the if-converted value of the 2027 Notes exceeded the principal value by $104 million. As of June 30, 2026, the if-converted value of the 2026 Notes did not exceed the principal value.
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
6. Stockholders’ Deficit
Common Stock
Since Wayfair's initial public offering through June 30, 2026, 61,060,500 shares of Class B common stock were converted to Class A common stock.
Stock Repurchase Programs
During the three and six months ended June 30, 2026 and 2025, Wayfair did not repurchase any shares of Class A Common stock under the authorized repurchase programs.
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
Under the 2023 Plan, 20,525,663 shares of Class A common stock initially were available for future award grants. In May 2026, Wayfair’s stockholders approved Amendment No. 1 (the “Amendment”) to the 2023 Plan, to increase the number of shares of Class A common stock authorized for issuance under the 2023 Plan by 20,000,000 shares. As of June 30, 2026, 23,837,187 shares of Class A common stock remained available for future grant under the 2023 Plan (inclusive of the 5,000,000 shares underlying the CEO PSU Award).
Restricted Stock Units
The following table presents activity relating to RSUs for the six months ended June 30, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	819,645	$94.73
RSUs granted	3,747,823	$67.32
RSUs vested (1)	(1,330,330)	$87.95
RSUs forfeited/canceled	(74,525)	$64.46
Unvested at June 30, 2026	3,162,613	$65.81
(1) The amount of RSUs vested includes shares withheld by Wayfair to cover taxes.
As of June 30, 2026, unrecognized equity-based compensation expense related to RSUs expected to vest over time is $156 million with a weighted-average remaining vesting term of 0.4 years.
The following table summarizes activity for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Weighted average grant date fair value of RSUs	$67.32	$41.65
Total fair value of vested RSUs (in millions)	$117	$165
Intrinsic value of RSUs vested (in millions)	$121	$125
As of June 30, 2026, the aggregate intrinsic value of unvested RSUs was $292 million.

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
The following table summarizes activity for the six months ended June 30, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	5,000,000	$56.11
PSUs granted	—	—
PSUs vested	—	—
PSUs forfeited/cancelled	—	—
Unvested at June 30, 2026	5,000,000	$56.11
As of June 30, 2026, there was $222 million of unrecognized equity-based compensation expense related to PSUs. The Company expects to recognize this amount over a remaining weighted-average period of 3.7 years. During the six months ended June 30, 2026, the Company incurred $37 million of equity-based compensation expense related to the PSUs.

As of June 30, 2026, the aggregate intrinsic value of unvested PSUs was $462 million.
Equity-based compensation was classified as follows in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Cost of goods sold	$2	$2	$3	$4
Customer service and merchant fees	3	4	5	7
Selling, operations, technology, general and administrative	64	94	128	153
Total equity-based compensation expense	$69	$100	$136	$164
Equity-based compensation costs capitalized as software costs were $5 million and $9 million for the three and six months ended June 30, 2026, respectively, and $9 million and $15 million for the three and six months ended June 30, 2025, respectively.

8. (Loss) Earnings per Share
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
The following table presents the calculation of basic and diluted (loss) earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted (loss) earnings per share - net (loss) income	$(1)	$15	$(106)	$(98)
Denominator:
Denominator for basic (loss) earnings per share - weighted-average number of shares of common stock outstanding	132	128	131	127
Effect of dilutive securities:
Restricted stock units	—	1	—	—
Denominator for diluted (loss) earnings per share - weighted-average number of shares of common stock outstanding after the effect of dilutive securities	132	129	131	127
(Loss) earnings per share
Basic	$(0.01)	$0.11	$(0.81)	$(0.77)
Diluted	$(0.01)	$0.11	$(0.81)	$(0.77)
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted (loss) earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Unvested restricted stock units	3	3	3	3
Unvested performance stock units	5	—	5	—
Shares related to convertible debt instruments	4	27	4	27
Total	12	30	12	30

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
U.S.
The U.S. segment primarily consists of amounts earned through product sales through Wayfair's family of sites in the U.S., together with product sales from Wayfair’s U.S. physical retail stores.
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

The following tables present net revenue, significant segment expenses and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Three Months Ended June 30,
	2026			2025

	(in millions)
	U.S.	International	Total	U.S.	International	Total
Net revenue	$3,125	$394	$3,519	$2,874	$399	$3,273

Less:
Cost of goods sold (1)	2,147	308	2,455	1,971	305	2,276
Advertising	348	44	392	326	46	372

Other segment items (2)	369	61	430	353	67	420
Adjusted EBITDA	$261	$(19)	$242	$224	$(19)	$205
Less: reconciling items (3)			243			190
Net (loss) income			$(1)			$15

	Six Months Ended June 30,
	2026			2025
	(in millions)
	U.S.	International	Total	U.S.	International	Total
Net revenue	$5,737	$713	$6,450	$5,303	$700	$6,003

Less:
Cost of goods sold (1)	3,958	537	4,495	3,657	498	4,155
Advertising	642	79	721	632	84	716

Other segment items (2)	715	126	841	695	126	821
Adjusted EBITDA	$422	$(29)	$393	$319	$(8)	$311
Less: reconciling items (3)			499			409
Net loss			$(106)			$(98)

(1)	Cost of goods sold excludes costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from cost of goods sold are depreciation and amortization and equity-based compensation and related taxes.
(2)	Other segment items include customer service and merchant fees and selling, operations, technology, general and administrative, and exclude any costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from other segment items are depreciation and amortization, equity-based compensation and related taxes, interest income or expense, net, other income or expense, net, provision or benefit for income taxes, net, non-recurring items and other items that Wayfair believes are not indicative of core operating performance.
(3) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Depreciation and amortization	$64	$78	$131	$159
Equity-based compensation and related taxes	72	101	143	169
Interest expense, net	39	29	78	52
Other expense (income), net	4	(23)	15	(33)
Provision for income taxes, net	3	2	4	5
Other:
Impairment and other related net charges (a)	2	—	2	23
Restructuring and other charges, net (b)	—	9	24	65
Loss (gain) on debt extinguishment, net (c)	59	(6)	102	(31)
Total reconciling items	$243	$190	$499	$409

(a)
During the three and six months ended June 30, 2026, Wayfair recorded $2 million impairment associated with its decision to exit a customer service center in the U.S. During the six months ended June 30, 2025, Wayfair recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with our Germany operations and, $3 million related to changes in sublease market conditions for a technology center in the U.S.

(b)
During the six months ended June 30, 2026, Wayfair incurred $24 million of charges related to a loss on termination of an operating lease for a logistics facility. During the three and six months ended June 30, 2025, Wayfair incurred $9 million and $65 million, respectively, of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $46 million related to the Germany Restructuring and $19 million related to the March 2025 workforce reduction. Wayfair does not expect to incur any further material charges related to this workforce reduction.

(c)
During the three and six months ended June 30, 2026, Wayfair recorded a $59 million and $102 million, respectively, loss on debt extinguishment upon repurchase of $145 million in aggregate principal amount of the 2028 Notes. During the three and six months ended June 30, 2025, Wayfair recorded a $6 million and $31 million, respectively, gain on debt extinguishment upon repurchase of $80 million in aggregate principal amount of the 2025 Notes and $696 million in aggregate principal amount of the 2026 Notes.

The following table presents long-lived assets attributable to Wayfair's reportable segments reconciled to the consolidated amounts:

	June 30, 2026	December 31, 2025

	(in millions)
Geographic long-lived assets:
U.S.	$601	$695
International	251	273
Total reportable segment long-lived assets	852	968
Plus: reconciling corporate long-lived assets	382	410
Total long-lived assets	$1,234	$1,378
U.S. and International long-lived assets consist of property and equipment, net and operating lease ROU assets. Corporate long-lived assets consist of property and equipment, net, including capitalized internal-use software and website development costs, and operating lease ROU assets at corporate facilities.

The following table presents total assets attributable to Wayfair's reportable segments reconciled to consolidated amounts:

	June 30, 2026	December 31, 2025

	(in millions)
Assets by segment:
U.S.	$1,092	$1,107
International	302	319
Total reportable segment assets	1,394	1,426
Plus: reconciling corporate assets	1,584	2,014
Total assets	$2,978	$3,440
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward looking statements, including statements regarding our investment plans and anticipated returns on those investments; our plans for growth, including customer and revenue growth and growth rates; our future results of operations and financial position; available liquidity and access to financing sources; performance across our brands and segments; anticipated cost-cutting and liability and dilution management exercises and the expected results of such exercises; our business strategy; anticipated benefits of our strategic initiatives; plans and objectives of management for future operations, including regarding our physical retail stores and omni-channel strategy; investment in our logistics network; consumer activity and behaviors; developments in our technology and systems, including our use of artificial intelligence and machine learning technologies and the anticipated results of those developments; and the impact of macroeconomic events, including interest rates, tariffs and inflation, and our response to such events. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these terms or other similar expressions.
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
•risks relating to achieving the anticipated benefits of strategic initiatives and investments in our technology and systems, including generative AI
•our ability to manage the impacts of our restructurings and workforce reductions;
•our ability to acquire and retain customers in a cost-effective manner;
•our ability to increase our net revenue;
•our ability to curate, market, grow and maintain strong brands and to grow our customer base;
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
We believe an increasing portion of the dollars spent on home goods will be spent online and that there is an opportunity to acquire more market share. Our business model is designed to grow our net revenue by acquiring new customers as well as stimulating repeat purchases from our existing customers. Through increasing brand awareness as well as paid and unpaid advertising, we attract new and repeat customers to our family of sites. We aim to turn these customers into recurring shoppers by creating a seamless shopping experience across their entire journey — offering best-in-class product discovery, purchasing, fulfillment and customer service. We complement our e-commerce experience with a growing physical retail presence, designed to strengthen our brands, deepen customer engagement, and enhance the end-to-end shopping experience
During the three months ended June 30, 2026, net revenue increased by 7.5% compared to the same period in 2025. As of June 30, 2026, we had 22 million active customers and during the three months ended June 30, 2026, 80.2% of orders came from repeat buyers. The increased sales represents our ongoing execution of business initiatives amid persistent macroeconomic pressures on consumers. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.
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

We use the following metrics to assess the performance of our overall business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except LTM net revenue per active customer, average order value and per share data)
Key Financial Statement Metrics:
Net revenue	$3,519	$3,273	$6,450	$6,003
Gross profit	$1,054	$984	$1,934	$1,821
Income (loss) from operations	$104	$17	$93	$(105)
Net (loss) income	$(1)	$15	$(106)	$(98)
(Loss) earnings per share
Basic	$(0.01)	$0.11	$(0.81)	$(0.77)
Diluted	$(0.01)	$0.11	$(0.81)	$(0.77)
Net cash provided by operating activities	$360	$273	$308	$177
Key Operating Metrics:
Active customers (1)	21.7	21.0	21.7	21.0
LTM net revenue per active customer (2)	$596	$572	$596	$572
Orders delivered (3)	10.6	10.0	20.0	19.1
Average order value (4)	$332	$328	$322	$315
Non-GAAP Financial Measures:
Adjusted Gross Profit	$1,056	$986	$1,937	$1,825
Contribution Profit	$539	$497	$979	$888
Adjusted EBITDA	$242	$205	$393	$311
Free Cash Flow	$301	$230	$195	$91
Adjusted Diluted Earnings per Share	$0.95	$0.87	$1.22	$1.02
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

Results of Consolidated Operations
Comparison of the three months ended June 30, 2026 and 2025
Net revenue
During the three months ended June 30, 2026, net revenue increased by $246 million, or 7.5%, compared to the same period in 2025, which reflects our ongoing execution of business initiatives amid persistent macroeconomic pressures on consumers. The increase in net revenue is due primarily to higher order volume in addition to higher average order value, compared to the same period in 2025.
During the three months ended June 30, 2026, our U.S. net revenue increased by 8.7% compared to the same period in 2025. During the three months ended June 30, 2026, our International net revenue decreased by 1.3% compared to the same period in 2025. During the three months ended June 30, 2026, International Net Revenue Constant Currency Growth was (2.0)% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Three Months Ended June 30,
	2026	2025	% Change

	(in millions)
U.S. net revenue	$3,125	$2,874	8.7%
International net revenue	394	399	(1.3)%
Net revenue	$3,519	$3,273	7.5%
For more information on our segments, see Note 9, Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the three months ended June 30, 2026, cost of goods sold increased by $176 million, or 7.7%, compared to the same period in 2025. The increase in cost of goods sold is driven by higher net revenue, compared to the same period in 2025.
As a percentage of net revenue, cost of goods sold increased to 70.0% for the three months ended June 30, 2026 compared to 69.9% in the same period in 2025, due to investments in the customer experience, partially offset by the growth of our supplier services.

	Three Months Ended June 30,
	2026	2025	% Change

	(in millions)
Cost of goods sold	$2,465	$2,289	7.7%
As a percentage of net revenue	70.0%	69.9%

Operating expenses
Operating expenses consist of customer service and merchant fees; advertising; selling, operations, technology, general and administrative expenses; impairment and other related net charges and restructuring and other charges, net. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology, general and administrative expenses.

	Three Months Ended June 30,
	2026	2025	% Change

	(in millions)
Customer service and merchant fees (1)	$128	$121	5.8%
Advertising	392	372	5.4%
Selling, operations, technology, general and administrative (1)	428	465	(8.0)%
Impairment and other related net charges	2	—	100.0%
Restructuring and other charges, net	—	9	(100.0)%
Total operating expenses	$950	$967	(1.8)%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.6%	3.7%
Advertising	11.1%	11.4%
Selling, operations, technology, general and administrative (1)	12.2%	14.2%
Impairment and other related net charges	0.1%	—%
Restructuring and other charges, net	—%	0.3%
	27.0%	29.6%
(1) Includes equity-based compensation and related taxes as follows:

	Three Months Ended June 30,
	2026	2025

	(in millions)
Customer service and merchant fees	$3	$4
Selling, operations, technology, general and administrative	$67	$95
During the three months ended June 30, 2026, equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative decreased by $29 million, or 29.3%, compared to the same period in 2025, due to variability in our stock price on the grant dates of the restricted stock units granted during the three months ended June 30, 2025, partially offset by the expense recognized during the three months ended June 30, 2026 related to the PSUs.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three Months Ended June 30,
	2026	2025

Customer service and merchant fees	3.6%	3.6%
Selling, operations, technology, general and administrative	10.3%	11.3%
Customer Service and Merchant Fees
During the three months ended June 30, 2026, excluding the impact of equity-based compensation and related taxes, our expenses for customer service and merchant fees increased by $8 million, or 6.8%, compared to the same period in 2025. The increase in customer service and merchant fees is due primarily to increased net revenue.

As a percentage of net revenue, total customer service and merchant fees decreased to 3.6% for the three months ended June 30, 2026 compared to 3.7% in the same period in 2025 due to increased net revenue and decreased compensation costs.
Advertising
During the three months ended June 30, 2026, advertising expenses increased by $20 million, or 5.4%, compared to the same period in 2025. The increase reflects our response to changing market conditions and changes in our advertising channel mix, as we seek to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses decreased to 11.1% for the three months ended June 30, 2026 compared to 11.4% in the same period in 2025 due to changes in our advertising channel mix as we seek to maximize returns on advertising spend within our efficiency parameters.
Selling, operations, technology, general and administrative
During the three months ended June 30, 2026, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $9 million, or 2.4%, compared to the same period in 2025. The decrease is due primarily to amortization expenses and capitalized labor costs, partially offset by increases in technology spend.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 12.2% for the three months ended June 30, 2026, compared to 14.2% in the same period in 2025, primarily due to decreased compensation costs and increased net revenue.
Impairment and other related net charges
During the three months ended June 30, 2026, impairment and other related charges increased by $2 million, or 100.0%, compared to the same period in 2025. The increase is due to the exit of a customer service center in the U.S. No impairment charges were recorded during the three months ended June 30, 2025.
Restructuring and other charges, net
During the three months ended June 30, 2026, restructuring and other charges, net decreased by $9 million, or 100.0%, compared to the same period in 2025. As a percentage of net revenue, restructuring and other charges, net decreased by 0.30% compared to the same period in 2025.
During the three months ended June 30, 2026, we incurred no charges related to restructuring and other charges, net. During the three months ended June 30, 2025, we incurred $9 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $6 million related to the Germany Restructuring and $3 million related to the March 2025 workforce reduction.
Interest expense, net
During the three months ended June 30, 2026, interest expense, net increased by $10 million compared to the same period in 2025, primarily driven by the issuances of the 2032 Secured Notes in November 2025 and of the 2034 Secured Notes in May 2026, partially offset by redemptions of the 2027 Notes in March 2026 and all of the 2028 Notes in June 2026.

	Three Months Ended June 30,
	2026	2025	% Change

	(in millions)
Interest expense, net	$(39)	$(29)	34.5%
Other (expense) income, net
During the three months ended June 30, 2026, we incurred $4 million of other (expense), net primarily driven by foreign currency translation losses. During the three months ended June 30, 2025, we recognized $23 million of other (expense) income, net, primarily attributable to fluctuations between the U.S. Dollar and the Canadian Dollar. Included in other (expense) income, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Three Months Ended June 30,
	2026	2025	% Change

	(in millions)
Other (expense) income, net	$(4)	$23	NM
Loss on debt extinguishment
During the three months ended June 30, 2026, loss on debt extinguishment increased by $65 million compared to the same period in 2025.
During the three months ended June 30, 2026, we recorded a $59 million loss on debt extinguishment, representing the difference between the cash paid for principal, plus accrued and unpaid interest and transaction fees of $148 million and the net carrying value of the 2028 Notes of $89 million.
Refer to Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended June 30,
	2026	2025	% Change

	(in millions)
(Loss) gain on debt extinguishment	$(59)	$6	NM
NM - Not Meaningful
Provision for income taxes, net
During the three months ended June 30, 2026, our provision for income taxes, net increased by $1 million, or 50.0% compared to the same period in 2025.

	Three Months Ended June 30,
	2026	2025	% Change

	(in millions)
Provision for income taxes, net	$3	$2	50.0%
Results of Consolidated Operations
Comparison of the six months ended June 30, 2026 and 2025
Net revenue
During the six months ended June 30, 2026, net revenue increased by $447 million, or 7.4%, compared to the same period in 2025, which reflects our ongoing execution of business initiatives amid persistent macroeconomic pressures on consumers. The increase in net revenue is due primarily to higher order volume in addition to higher average order value, compared to the same period in 2025.
During the six months ended June 30, 2026, our U.S. net revenue increased by 8.2% and International net revenue increased by 1.9% compared to the same period in 2025. During the six months ended June 30, 2026, International Net Revenue Constant Currency Growth was (0.3)% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Six Months Ended June 30,
	2026	2025	% Change

	(in millions)
U.S. net revenue	$5,737	$5,303	8.2%
International net revenue	713	700	1.9%
Net revenue	$6,450	$6,003	7.4%

For more information on our segments, see Note 9, Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the six months ended June 30, 2026, cost of goods sold increased by $334 million, or 8.0%, compared to the same period in 2025. The increase in cost of goods sold is driven by higher net revenue, in addition to the absence of a one-time benefit of $38 million related to a resolution on the valuation of duties, partially offset by $5 million of expense related to duties assessments recognized during the three months ended March 31, 2025.
As a percentage of net revenue, cost of goods sold increased to 70.0% for the six months ended June 30, 2026 compared to 69.7% in the same period in 2025, due to investments in the customer experience and a one-time benefit recognized during the three months ended March 31, 2025, related to the resolution on the valuation of duties, partially offset by growth of our supplier services.

	Six Months Ended June 30,
	2026	2025	% Change

	(in millions)
Cost of goods sold	$4,516	$4,182	8.0%
As a percentage of net revenue	70.0%	69.7%
Operating expenses
Operating expenses consist of customer service and merchant fees; advertising; selling, operations, technology, general and administrative expenses; impairment and other related net charges; and restructuring and other charges, net. We disclose separately the equity-based compensation and related taxes that are included in customer service and merchant fees and selling, operations, technology, general and administrative expenses.

	Six Months Ended June 30,
	2026	2025	% Change

	(in millions, except percentages)
Customer service and merchant fees (1)	$242	$228	6.1%
Advertising	721	716	0.7%
Selling, operations, technology, general and administrative (1)	852	894	(4.7)%
Impairment and other related net charges	2	23	(91.3)%
Restructuring and other charges, net	24	65	(63.1)%
Total operating expenses	$1,841	$1,926	(4.4)%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.8%	3.8%
Advertising	11.2%	11.9%
Selling, operations, technology, general and administrative (1)	13.2%	14.9%
Impairment and other related net charges	—%	0.4%
Restructuring and other charges, net	0.4%	1.1%
	28.6%	32.1%

(1) Includes equity-based compensation and related taxes as follows:

	Six Months Ended June 30,
	2026	2025

	(in millions)
Customer service and merchant fees	$5	$7
Selling, operations, technology, general and administrative	$135	$158

During the six months ended June 30, 2026, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative decreased by $25 million, or 15.2%, compared to the same period in 2025, due to variability in our stock price on the grant dates of restricted stock units granted during the six months ended June 30, 2025, partially offset by the expense recognized during the six months ended June 30, 2026 related to the PSUs.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Six Months Ended June 30,
	2026	2025
Customer service and merchant fees	3.7%	3.7%
Selling, operations, technology, general and administrative	11.1%	12.3%
Customer Service and Merchant Fees
During the six months ended June 30, 2026, excluding the impact of equity-based compensation and related taxes, our expenses for customer service and merchant fees increased by $16 million, or 7.2% compared to the same period in 2025. The increase in customer service and merchant fees is due primarily to increased net revenue.
As a percentage of net revenue, total customer service and merchant fees remained relatively constant at 3.8% for the six months ended June 30, 2026 compared to the same period in 2025.
Advertising
During the six months ended June 30, 2026, our advertising expenses increased by $5 million, or 0.7%, compared to the same period in 2025. The increase reflects our response to changing market conditions and changes in our advertising channel mix, as we seek to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses decreased to 11.2% for the six months ended June 30, 2026 compared to 11.9% in the same period in 2025 due to changes in our advertising channel mix as we seek to maximize returns on advertising spend within our efficiency parameters.
Selling, operations, technology, general and administrative
During the six months ended June 30, 2026, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $19 million, or 2.6% compared to the same period in 2025. The decrease is due primarily to amortization expenses and compensation costs, partially offset by increases in technology spend.
As a percentage of net revenue, total selling, operations, technology, general and administrative expenses decreased to 13.2% for the six months ended June 30, 2026, compared to 14.9% in the same period in 2025, due to increased net revenue and decreased compensation costs.
Impairment and other related net charges
During the six months ended June 30, 2026, impairment and other related charges decreased by $21 million compared to the same period in 2025. As a percentage of net revenue, impairment and other related net charges decreased by 0.4% compared to the same period in 2025.

During the six months ended June 30, 2026, we recorded net charges of $2 million to impairment and other net charges related to the exit of a customer service center in the U.S.
During the six months ended June 30, 2025, we recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with our Germany operations, and $3 million associated with changes in sublease market conditions for a technology center in the U.S.
Refer to Note 2, Supplemental Financial Statement Disclosures, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.
Restructuring and other charges, net
During the six months ended June 30, 2026, restructuring and other charges, net decreased by $41 million, or 63.1%, compared to the same period in 2025. As a percentage of net revenue, restructuring and other charges, net decreased to 0.4% from 1.1% in the same period in 2025.
During the six months ended June 30, 2026, Wayfair incurred $24 million of charges related to a loss on termination of an operating lease for a logistics facility. During the six months ended June 30, 2025, Wayfair incurred $65 million of charges consisting primarily of one-time employee severance, benefits, relocation, and transition costs. This is inclusive of $46 million related to the Germany Restructuring and $19 million related to the March 2025 workforce reduction.
Interest expense, net
During the six months ended June 30, 2026, interest expense, net increased to $78 million, compared to $52 million in the same period in 2025, driven by the issuances of the 2030 Secured Notes in March 2025, the issuances of the 2032 Secured Notes in November 2025 and of the 2034 Secured Notes in May 2026, partially offset by redemptions of the 2027 Notes in March 2026 and all of the 2028 Notes in June 2026.

	Six Months Ended June 30,
	2026	2025	% Change

	(in millions)
Interest expense, net	$(78)	$(52)	50.0%
Other (expense) income, net
During the six months ended June 30, 2026, we incurred $15 million of other (expense), net primarily driven by foreign currency translation losses. During the six months ended June 30, 2025, we recognized $33 million of other (expense) income, net primarily attributable to fluctuations between the U.S. Dollar and the Canadian Dollar. Included in other (expense) income, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Six Months Ended June 30,
	2026	2025	% Change

	(in millions)
Other (expense) income, net	$(15)	$33	NM
NM - Not Meaningful
Loss on debt extinguishment
During the six months ended June 30, 2026, loss on debt extinguishment increased by $133 million compared to the same period in 2025.
During the six months ended June 30, 2026, Wayfair recorded a $102 million loss on debt extinguishment upon repurchase of $145 million in aggregate principal amount of the 2028 Notes.
Refer to Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Six Months Ended June 30,
	2026	2025	% Change

	(in millions)
(Loss) gain on debt extinguishment	$(102)	$31	NM
NM - Not Meaningful
Provision for income taxes, net
During the six months ended June 30, 2026, our provision for income taxes, net decreased by $1 million, or 20.0% compared to the same period in 2025.

	Six Months Ended June 30,
	2026	2025	% Change

	(in millions)
Provision for income taxes, net	$4	$5	(20.0)%
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2026, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.1 billion. Additionally, we have a $500 million senior secured revolving credit facility that matures on March 13, 2030 (the “Revolver”). As of June 30, 2026, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for $82 million as of June 30, 2026, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity for the periods presented:

	June 30,	December 31,
	2026	2025

	(in millions)
Cash and cash equivalents	$1,065	$1,476
Short-term investments	78	66
Total liquidity	$1,143	$1,542
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

Credit Agreement and Debt Arrangements
As of June 30, 2026, we had $2.9 billion principal amount of indebtedness outstanding. Our indebtedness includes:
•unsecured 1.00% Convertible Senior Notes due 2026 (the “2026 Notes”);
•unsecured 3.25% Convertible Senior Notes due 2027 (the “2027 Notes”); and, together with the 2026 Notes, the “Convertible Notes”);
•7.250% Senior Secured Notes due 2029 (the “2029 Secured Notes”);
•7.750% Senior Secured Notes due 2030 (the “2030 Secured Notes”);
•6.750% Senior Secured Notes due 2032 (the “2032 Secured Notes”); and
•7.125% Senior Secured Notes due 2034 ( the “2034 Secured Notes” and, together with the 2029 Secured Notes, 2030 Secured Notes, and 2032 Secured Notes, the “Senior Secured Notes”, and the Senior Secured Notes, together with the Convertible Notes, the “Notes”).
Under the terms of our Revolver, we may use proceeds to finance working capital and for other general corporate purposes. Any amounts outstanding under the Revolver are due at maturity.
Between February 25, 2026 and March 4, 2026, we repurchased $56 million in aggregate principal amount of the unsecured 3.50% Convertible Senior Notes due 2028 (the “2028 Notes”). Between April 1, 2026 and May 1, 2026, we repurchased $89 million in aggregate principal amount of the 2028 Notes. See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information on debt and other financing transactions.
On February 6, 2026, we issued a notice to holders of the Company’s 2027 Notes calling for redemption of $250 million principal amount of the outstanding 2027 Notes on March 23, 2026 (the “2027 Notes Redemption Date”). On May 14, 2026, we issued a notice to holders of the Company’s 2028 Notes calling for redemption of the remaining $444 million principal amount of the outstanding 2028 Notes on June 29, 2026 (the “2028 Notes Redemption Date”). See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information on debt and other financing transactions.
On May 18, 2026, Wayfair LLC (the “Issuer”), a subsidiary of Wayfair Inc., issued $400 million aggregate principal amount of 2034 Secured Notes. The 2034 Secured Notes will mature on May 31, 2034, unless earlier redeemed, in accordance with their terms or repurchased. The indenture contains covenants that restrict the Issuer’s ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness, declare or pay dividends, redeem stock or make other distributions or restricted payments, make certain investments, create certain liens, enter into certain transactions with affiliates, agree to certain restrictions on the ability of the Issuer’s restricted subsidiaries to make certain payments, sell or transfer certain assets and consolidate, merge, sell or otherwise dispose of all or substantially all of the Issuer’s or its restricted subsidiaries’ assets.
The conditional conversion features of the 2026 Notes and 2027 Notes were not triggered during the calendar quarter ended June 30, 2026, therefore, the 2026 Notes and 2027 Notes are not convertible during the calendar quarter ending September 30, 2026 pursuant to the applicable last reported sales price conditions.
There were no conversions during the six months ended June 30, 2026 other than the conversion of the 2027 Notes and 2028 Notes on or prior to the 2027 Notes Redemption Date and 2028 Notes Redemption Date, respectively. Whether any of the Convertible Notes will be convertible in future quarters will depend on the satisfaction of the applicable last reported sales price condition or another conversion condition in the future. If one or more holders elect to convert their Convertible Notes at a time when any such Convertible Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the credit agreement governing the Revolver) of no more than 4.0 to 1.0, subject to a

0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and debt agreements, see Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026 we were in compliance with all the terms and conditions of our debt agreements.
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
The Repurchase Programs do not obligate us to purchase any shares of our Class A common stock and have no expiration date, but may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of June 30, 2026, we have repurchased 2,354,491 shares of Class A common stock for approximately $612 million under the Repurchase Programs.
Trends and Historical Cash Flows

	Six Months Ended June 30,
	2026	2025

	(in millions)
Net loss	$(106)	$(98)
Net cash provided by operating activities	$308	$177
Net cash used in investing activities	$(125)	$(83)
Net cash used in financing activities	$(599)	$(60)
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
Cash flows provided by operating activities increased by $131 million during the six months ended June 30, 2026, compared to the same period in 2025, due to an increase of $131 million for cash changes in operating assets and liabilities. The increase in cash flows provided by operating activities was primarily driven by higher net revenue, and lower impairment and other restructuring costs from the prior year workforce reductions.
Investing Activities
Cash flows used in investing activities increased by $42 million during the six months ended June 30, 2026, compared to the same period in 2025, due to decreases in sales and maturities of short- and long-term investments of $27 million and increases in purchases of property and equipment and site and software development costs of $27 million, partially offset by decreases in purchases of short- and long-term investments of $12 million.
Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 1.8% of net revenue for the six months ended June 30, 2026 and related primarily to equipment purchases and improvements for leased warehouses within our expanding logistics network and ongoing investments, including our physical retail store expansion, proprietary technology and operational platform.

Financing Activities
Cash flows used in financing activities increased by $539 million during the six months ended June 30, 2026, compared to the same period in 2025. The increase in cash used is due primarily to increases in settlement of long-term debt of $701 million, decreases in proceeds from the issuance of debt of $296 million and increases in payments of taxes related to net share settlement of equity awards of $39 million. These increases are partially offset by decreases in payments to extinguish debt of $497 million.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
During the six months ended June 30, 2026, we issued $400 million aggregate principal amount of the 2034 Secured Notes, repurchased $145 million in aggregate principal amount of the 2028 Notes and called for the redemptions of $250 million in aggregate principal of the 2027 Notes and $444 million in aggregate principal of the 2028 Notes. See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information. During the three and six months ended June 30, 2026, we entered into contractual obligations of $91 million for future minimum lease payments under non-cancellable operating leases that have not yet commenced. See Note 2, Supplemental Financial Statement Disclosures included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information. Other than these financing transactions, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except percentages)
Reconciliation of Adjusted Gross Profit:
Gross profit	$1,054	$984	$1,934	$1,821
Gross margin	30.0%	30.1%	30.0%	30.3%
Add: Equity-based compensation and related taxes included in cost of goods sold	2	2	3	4
Adjusted Gross Profit	$1,056	$986	$1,937	$1,825
Adjusted Gross Margin	30.0%	30.1%	30.0%	30.4%
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

The following table provides a reconciliation of Adjusted Gross Profit to Contribution Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except percentages)
Reconciliation of Contribution Profit:
Net revenue	$3,519	$3,273	$6,450	$6,003
Less: Cost of goods sold	2,465	2,289	4,516	4,182
Gross profit	1,054	984	1,934	1,821
Gross margin	30.0%	30.1%	30.0%	30.3%
Add: Equity-based compensation and related taxes included in cost of goods sold	2	2	3	4
Adjusted Gross Profit	1,056	986	1,937	1,825
Adjusted Gross Margin	30.0%	30.1%	30.0%	30.4%
Less: Customer service and merchant fees	128	121	242	228
Less: Advertising	392	372	721	716
Add: Equity-based compensation and related taxes included in customer service and merchant fees	3	4	5	7
Contribution Profit	$539	$497	$979	$888
Contribution Margin	15.3%	15.2%	15.2%	14.8%
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
The following table reflects the reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except percentages)
Reconciliation of Adjusted EBITDA:
Net (loss) income	$(1)	$15	$(106)	$(98)
Depreciation and amortization	64	78	131	159
Equity-based compensation and related taxes	72	101	143	169
Interest expense, net	39	29	78	52
Other expense (income), net	4	(23)	15	(33)
Provision for income taxes, net	3	2	4	5
Other:
Impairment and other related net charges (1)	2	—	2	23
Restructuring and other charges, net (2)	—	9	24	65
Loss (gain) on debt extinguishment (3)	59	(6)	102	(31)
Adjusted EBITDA	$242	$205	$393	$311

Net revenue	$3,519	$3,273	$6,450	$6,003
Net (loss) income margin	—%	0.5%	(1.6)%	(1.6)%
Adjusted EBITDA Margin	6.9%	6.3%	6.1%	5.2%

(1)
During the three and six months ended June 30, 2026, we recorded $2 million impairment associated with our decision to exit a customer service center in the U.S. During the six months ended June 30, 2025, we recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with our Germany operations and, $3 million related to changes in sublease market conditions for a technology center in the U.S.

(2)
During the six months ended June 30, 2026, we incurred $24 million of charges related to a loss on termination of an operating lease for a logistics facility. During the three and six months ended June 30, 2025, we incurred $9 million and $65 million, respectively, of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $46 million related to the Germany Restructuring and $19 million related to the March 2025 workforce reduction. We do not expect to incur any further material charges related to this workforce reduction.

(3)
During the three and six months ended June 30, 2026, we recorded a $59 million and $102 million, respectively, loss on debt extinguishment upon repurchase of $145 million in aggregate principal amount of the 2028 Notes. During the three and six months ended June 30, 2025, we recorded a $6 million and $31 million, respectively, gain on debt extinguishment upon repurchase of $80 million in aggregate principal amount of the 2025 Notes and $696 million in aggregate principal amount of the 2026 Notes.

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
The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Net cash provided by operating activities	$360	$273	$308	$177
Purchase of property and equipment	(26)	(13)	(51)	(18)
Site and software development costs	(33)	(30)	(62)	(68)
Free Cash Flow	$301	$230	$195	$91
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

A reconciliation of the numerator and denominator for diluted earnings or loss per share, the most directly comparable GAAP financial measure, to the numerator and denominator for Adjusted Diluted Earnings or Loss per Share in order to calculate Adjusted Diluted Earnings or Loss per Share, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted (loss) earnings per share - net (loss) income	$(1)	$15	$(106)	$(98)
Adjustments to net (loss) income
Interest expense associated with convertible debt instruments	4	13	11	27
Equity-based compensation and related taxes	72	101	143	169
Provision for income taxes, net	3	2	4	5
Other:
Impairment and other related net charges	2	—	2	23
Restructuring and other charges, net	—	9	24	65
Loss (gain) on debt extinguishment	59	(6)	102	(31)
Numerator for Adjusted Diluted Earnings per Share - Adjusted net (loss) income	$139	$134	$180	$160

Denominator:
Denominator for basic (loss) earnings per share - weighted-average number of shares of common stock outstanding	132	128	131	127
Effect of dilutive securities:
Restricted stock units	—	1	—	—
Denominator for diluted (loss) earnings per share - weighted-average number of shares of common stock outstanding after the effect of dilutive securities	132	129	131	127
Adjustments to effect of dilutive securities:
Restricted stock units	1	—	—	—
Convertible debt instruments	14	27	16	30
Denominator for Adjusted Diluted Earnings per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	147	156	147	157
Diluted (loss) earnings per share	$(0.01)	$0.11	$(0.81)	$(0.77)
Adjusted Diluted Earnings per Share	$0.95	$0.87	$1.22	$1.02
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
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Certain Information Regarding the Trading of Our Common Stock included in our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding our authorized share repurchase programs. As of June 30, 2026, the approximate dollar value of shares that may yet be purchased under the authorized share repurchase programs is $1.1 billion. There were no repurchases made during the three months ended June 30, 2026.

Item 5. Other Information
(c)    Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, the following directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Plans
Name & Title	Action	Date	Rule 10b5-1 Plan	Non-Rule 10b5-1 Plan	Aggregate number/dollar value of securities to be purchased or sold (1)	Plan expiration date (2)
Steven Conine, Co-Chairman and Co-Founder	Termination	May 6, 2026	X		Prior plan covering up to 1,600,000 shares	N/A
Niraj Shah, Chief Executive Officer, Co-Chairman and Co-Founder	Termination	May 6, 2026	X		Prior plan covering up to 1,600,000 shares	N/A
Steven Conine, Co-Chairman and Co-Founder	Adoption	May 6, 2026	X		Up to 540,000 shares to be sold	February 11, 2027
Niraj Shah, Chief Executive Officer, Co-Chairman and Co-Founder	Adoption	May 6, 2026	X		Up to 540,000 shares to be sold	February 11, 2027
Fiona Tan, Chief Technology Officer (3)	Adoption	June 1, 2026	X		Up to 61,000 shares to be sold	September 30, 2027
Jonathan Blotner, President, Commercial and Operations	Adoption	June 9, 2026	X		Up to $1,200,000 in value of shares to be sold and 50% of certain RSUs to be sold upon vesting	July 30, 2027

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

(3)	Represents the adoption of a Rule 10b5-1 trading plan by Fiona Tan as trustee on behalf of a revocable trust of which members of Fiona Tan’s immediate family are the sole beneficiaries.
Other than those disclosed above, none of our directors or officers adopted or terminated, a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended June 30, 2026.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	File No.	Filing Date	Exhibit Number
4.1	Indenture, dated as of May 18, 2026, among Wayfair LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent		8-K	001-36666	May 18, 2026	4.1
4.2	Form of 7.125% Senior Secured Notes due 2034 (included in Exhibit 4.1)		8-K	001-36666	May 18, 2026
10.1	Amendment No. 1 to 2023 Incentive Award Plan		8-K	001-36666	May 22, 2026	10.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)	X

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

WAYFAIR INC.
Date: August 4, 2026	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ KATE GULLIVER
Kate Gulliver
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)