Form 10-Q
period 2026-09-30
Wayfair Inc.
filed 2026-11-04
CIK 1616707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Class	Outstanding at October 28, 2026
Class A Common Stock, $0.001 par value per share	115,862,125
Class B Common Stock, $0.001 par value per share	20,977,815

WAYFAIR INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WAYFAIR INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2026	2025
	(in millions, except share and per share data)
Assets:
Current assets
Cash and cash equivalents	$1,038	$1,476
Short-term investments	60	66
Accounts receivable, net	165	132
Inventories	89	71
Prepaid expenses and other current assets	323	256
Total current assets	1,675	2,001
Operating lease right-of-use assets	881	862
Property and equipment, net	533	516
Other non-current assets	62	61
Total assets	$3,151	$3,440
Liabilities and Stockholders' Deficit:
Current liabilities
Accounts payable	$1,213	$1,202
Other current liabilities	1,283	927
Total current liabilities	2,496	2,129
Long-term debt	2,572	3,233
Operating lease liabilities, net of current	864	835
Other non-current liabilities	23	25
Total liabilities	5,955	6,222
Commitments and contingencies (Note 5)
Stockholders' deficit:
Convertible preferred stock, $0.001 par value per share: 10,000,000 shares authorized and none issued at September 30, 2026 and December 31, 2025.	—	—
Class A common stock, par value $0.001 per share, 500,000,000 shares authorized, 115,400,430 and 108,365,428 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—
Class B common stock, par value $0.001 per share, 164,000,000 shares authorized, 20,977,838 and 21,978,295 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	2,087	2,073
Accumulated deficit	(4,867)	(4,823)
Accumulated other comprehensive loss	(24)	(32)
Total stockholders' deficit	(2,804)	(2,782)
Total liabilities and stockholders' deficit	$3,151	$3,440
See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Net revenue	$3,420	$3,117	$9,870	$9,120
Cost of goods sold	2,408	2,183	6,924	6,365
Gross profit	1,012	934	2,946	2,755
Operating expenses:
Customer service and merchant fees	127	118	369	346
Advertising	338	330	1,059	1,046
Selling, operations, technology, general and administrative	441	445	1,293	1,339
Impairment and other related net charges	—	—	2	23
Restructuring and other charges, net	—	3	24	68
Total operating expenses	906	896	2,747	2,822
Income (loss) from operations	106	38	199	(67)
Interest expense, net	(42)	(31)	(120)	(83)
Other income (expense), net	1	(5)	(14)	28
Loss on debt extinguishment, net	—	(99)	(102)	(68)
Income (loss) before income taxes	65	(97)	(37)	(190)
Provision for income taxes, net	3	2	7	7
Net income (loss)	$62	$(99)	$(44)	$(197)
Earnings (loss) per share
Basic	$0.45	$(0.76)	$(0.33)	$(1.54)
Diluted	$0.45	$(0.76)	$(0.33)	$(1.54)
Weighted-average number of shares of common stock outstanding used in computing per share amounts:
Basic	137	130	133	128
Diluted	138	130	133	128

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Net income (loss)	$62	$(99)	$(44)	$(197)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	—	8	(36)
Comprehensive income (loss)	$63	$(99)	$(36)	$(233)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Three Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Deficit

	(in millions)
Balance at June 30, 2025	128	$—	$1,921	$(4,608)	$(32)	$(2,719)
Net loss	—	—	—	(99)	—	(99)
Other comprehensive loss	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Shares withheld for employee taxes	—	—	(45)	—	—	(45)
Equity-based compensation	—	—	95	—	—	95
Balance at September 30, 2025	130	$—	$1,971	$(4,707)	$(32)	$(2,768)

Balance at June 30, 2026	136	$—	$2,166	$(4,929)	$(25)	$(2,788)
Net income	—	—	—	62	—	62
Other comprehensive income	—	—	—	—	1	1
Shares withheld for employee taxes	—	—	(29)	—	—	(29)
Equity-based compensation	—	—	70	—	—	70
Purchase of equity instrument	—	—	(60)	—	—	(60)
Repurchase of common stock	—	—	(60)	—	—	(60)
Balance at September 30, 2026	136	$—	$2,087	$(4,867)	$(24)	$(2,804)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Nine Months Ended
	Class A and Class B Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit

	(in millions)
Balance at December 31, 2024	125	$—	$1,751	$(4,510)	$4	$(2,755)
Net loss	—	—	—	(197)	—	(197)
Other comprehensive loss	—	—	—	—	(36)	(36)
Issuance of common stock upon vesting of RSUs	5	—	—	—	—	—
Shares withheld for employee taxes	—	—	(54)	—	—	(54)
Equity-based compensation	—	—	274	—	—	274
Balance at September 30, 2025	130	$—	$1,971	$(4,707)	$(32)	$(2,768)

Balance at December 31, 2025	130	$—	$2,073	$(4,823)	$(32)	$(2,782)
Net loss	—	—	—	(44)	—	(44)
Other comprehensive income	—	—	—	—	8	8
Issuance of common stock upon vesting of RSUs	2	—	—	—	—	—
Shares withheld for employee taxes	(1)	—	(77)	—	—	(77)
Equity-based compensation	—	—	215	—	—	215
Settlement of convertible senior notes	5	—	(4)	—	—	(4)
Purchase of equity instrument	—	—	(60)	—	—	(60)
Repurchase of common stock	—	—	(60)	—	—	(60)
Balance at September 30, 2026	136	$—	$2,087	$(4,867)	$(24)	$(2,804)

See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash flows from operating activities:
Net loss	$(44)	$(197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	195	234
Equity-based compensation expense	201	252
Amortization of debt discount and issuance costs	6	7
Impairment and other related net charges	2	23
Loss on debt extinguishment	102	68
Other non-cash adjustments	(20)	21
Changes in operating assets and liabilities:
Accounts receivable, net	(36)	33
Inventories	(18)	7
Prepaid expenses and other assets	(70)	18
Accounts payable and other liabilities	188	(134)
Net cash provided by operating activities	506	332

Cash flows for investing activities:
Purchase of short- and long-term investments	(53)	(76)
Sale and maturities of short- and long-term investments	60	74
Purchase of property and equipment	(81)	(45)
Site and software development costs	(94)	(103)
Net cash used in investing activities	(168)	(150)

Cash flows for financing activities:
Proceeds from issuance of debt, net of issuance costs	395	691
Payment of principal upon maturity of debt	(39)	—
Payments to extinguish debt	(245)	(940)
Settlement of long-term debt	(696)	—
Payments of taxes related to net share settlement of equity awards	(77)	(54)
Repurchase of common stock	(60)	—
Payments for purchase of equity instrument	(60)	—
Net cash used in financing activities	(782)	(303)
Effect of exchange rate changes on cash and cash equivalents	6	(28)
Net decrease in cash, cash equivalents and restricted cash	(438)	(149)

Cash, cash equivalents and restricted cash
Beginning of period	$1,476	$1,320
End of period	$1,038	$1,171
See notes to unaudited condensed consolidated financial statements.

WAYFAIR INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

	(in millions)
Supplemental cash flow information:
Cash paid for interest on long-term debt	$129	$98
Purchase of property and equipment included in accounts payable and other liabilities	$28	$8

See notes to unaudited condensed consolidated financial statements.

Wayfair Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q are those of Wayfair Inc. and its wholly-owned subsidiaries. Unless the context indicates otherwise, “Wayfair,” “the Company” or similar terms refer to Wayfair Inc. and its subsidiaries. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) regarding interim financial reporting and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the interim periods presented. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Furthermore, interim results are not necessarily indicative of the results for the full year ended December 31, 2026 or future periods.
The Company has identified significant accounting policies that are critical to understanding its business and results of operations. Wayfair believes that there have been no significant changes during the three and nine months ended September 30, 2026 to the items disclosed in Note 1, Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software, and clarifies the threshold that entities apply to begin capitalizing costs. The amendment is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. The amendment can be applied on a fully prospective basis, a modified basis for in-process projects, or on a retrospective basis. Wayfair is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU amends Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendment also provides additional guidance on what disclosures should be provided in interim reporting periods. Additionally, the amendment requires entities to disclose events since the end of the last annual reporting period that had a material impact on the entity. The amendment is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the disclosure requirements of this standard and the impact on its consolidated financial statements.

2. Supplemental Financial Statement Disclosures
Accounts Receivable, Net
As of September 30, 2026, accounts receivable was $165 million, net of allowance for credit losses of $32 million. As of December 31, 2025, accounts receivable was $132 million, net of allowance for credit losses of $27 million. The changes in the allowance for credit losses were not material for the three and nine months ended September 30, 2026. Management believes credit risk is mitigated for the three and nine months ended September 30, 2026, as approximately 97.9% and 97.8%, respectively, of the net revenue recognized was collected in advance of recognition.
Contract Liabilities
Contract liabilities included in other current liabilities were $296 million at September 30, 2026 and $277 million at December 31, 2025. During the nine months ended September 30, 2026, Wayfair recognized $195 million of net revenue that was included within other current liabilities as of December 31, 2025. During the nine months ended September 30, 2025, Wayfair recognized $163 million of net revenue that was included within other current liabilities as of December 31, 2024.
Net revenue from contracts with customers is disaggregated by geographic region because this manner of disaggregation best depicts how the nature, amount, timing and uncertainty of net revenue and cash flows are affected by economic factors. Refer to Note 9, Segment and Geographic Information, for additional information.
Impairment and Other Related Net Charges
During the nine months ended September 30, 2026, Wayfair recorded a net charge of $2 million associated with its decision to exit a customer service center in the U.S. During the nine months ended September 30, 2025, Wayfair recorded net charges of $23 million, inclusive of $20 million associated with its decision to exit the Germany market (the “Germany Restructuring”) and weakened macroeconomic conditions in connection with its Germany operations and $3 million associated with changes in sublease market conditions for a technology center in the U.S.
Leases
During the nine months ended September 30, 2026, Wayfair terminated the operating lease for a logistics facility resulting in a reduction of its operating lease obligations of $138 million. Wayfair also entered into contractual obligations of $110 million for future minimum lease payments under non-cancellable operating leases that have not yet commenced. Additionally, operating lease liabilities arising from obtaining right-of-use assets were $200 million during the three months ended September 30, 2026 and $238 million during the nine months ended September 30, 2026.
Restructuring and Other Charges, Net
During the nine months ended September 30, 2026, Wayfair recorded $24 million of charges related to a loss on termination of an operating lease for a logistics facility. During the three and nine months ended September 30, 2025, Wayfair incurred $3 million and $68 million, respectively, of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $2 million and $48 million, respectively, related to the Germany Restructuring and $1 million and $20 million, respectively, related to the March 2025 workforce reduction, which impacted members of the technology team. Wayfair does not expect to incur any further material charges related to this workforce reduction.
Income Tax
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. Wayfair has evaluated the full effects on the full year income tax provision and cash tax position, and the legislation is not expected to have a material impact on the financial statements. The impacts are not material to operating results for the three and nine months ended September 30, 2026 and September 30, 2025.

3. Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements
Investments
As of September 30, 2026 and December 31, 2025, Wayfair’s marketable securities, which primarily consisted of corporate bonds and other government obligations that are priced at fair value, were classified as available-for-sale investments. During the three and nine months ended September 30, 2026 and 2025, Wayfair did not have any realized gains or losses. Interest income includes interest earned from cash and cash equivalents and marketable securities. During the three and nine months ended September 30, 2026, Wayfair recorded $9 million and $30 million of interest income, respectively. During the three and nine months ended September 30, 2025, Wayfair recorded $11 million and $34 million of interest income, respectively.

The following table presents details of Wayfair’s investment securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$60	$—	$—	$60
Total	$60	$—	$—	$60

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in millions)
Short-term:
Investment securities	$66	$—	$—	$66
Total	$66	$—	$—	$66
Fair Value Measurements
Wayfair's financial assets and liabilities are measured at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The three levels of inputs used to measure fair value are as follows:
▪Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities
▪Level 2—Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability
▪Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability
This hierarchy requires Wayfair to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Wayfair classifies cash equivalents and certificates of deposit within Level 1 because these are valued using quoted market prices. The fair value of Level 1 financial assets is based on quoted market prices of the identical underlying security. Wayfair classifies short-term investments within Level 2 because unadjusted quoted prices for identical or similar assets in markets are not active. Wayfair does not have assets that are classified as Level 3.

The following tables set forth the fair value of Wayfair's financial assets measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$393	$—	$—	$393
Cash equivalents	645	—	—	645
Total cash and cash equivalents(1)	1,038	—	—	1,038
Short-term investments:
Investment securities	—	60	—	60
Total	$1,038	$60	$—	$1,098
(1) Cash and cash equivalents are included in the tables above; however, they are not measured at fair value on a recurring basis, and their carrying amounts approximate fair value.

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in millions)
Cash and cash equivalents:
Cash	$617	$—	$—	$617
Cash equivalents	859	—	—	859
Total cash and cash equivalents	1,476	—	—	1,476
Short-term investments:
Investment securities	—	66	—	66
Total	$1,476	$66	$—	$1,542

4. Debt and Other Financing
The following table presents the outstanding principal amount and carrying value of debt and other financing:

	September 30, 2026			December 31, 2025
Debt Instrument	Principal Amount	Unamortized Debt Discount	Net Carrying Amount	Principal Amount	Unamortized Debt Discount	Net Carrying Amount

	(in millions)
Revolving Credit Facility			$—			$—
2026 Notes	—	—	—	39	—	39
2027 Notes	229	(2)	227	480	(3)	477
2028 Notes	—	—	—	589	(6)	583
2029 Secured Notes	800	(9)	791	800	(11)	789
2030 Secured Notes	700	(7)	693	700	(8)	692
2032 Secured Notes	700	(7)	693	700	(8)	692
2034 Secured Notes	400	(5)	395	—	—	—
Total Debt			$2,799			$3,272
Short-term debt (1)			227			39
Long-term debt			$2,572			$3,233

(1) Short-term debt consists of $227 million for the 2027 Notes (as defined below) as of September 30, 2026 and $39 million for the unsecured 1.00% Convertible Senior Notes due 2026 (the “2026 Notes”) as of December 31, 2025. Short-term debt is presented within other current liabilities in the condensed consolidated balance sheets.
As of September 30, 2026, Wayfair had $2.8 billion principal amount of indebtedness outstanding. Wayfair’s indebtedness includes:
•unsecured 3.25% Convertible Senior Notes due 2027 (the “2027 Notes” or the “Convertible Notes”);
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
Revolving Credit Facility
Wayfair has a five-year senior secured revolving credit facility (the “Revolver”), which matures on March 13, 2030, and provides for revolving loans in an aggregate amount of $500 million. Under the Revolver, Wayfair may, from time to time, request letters of credit, which reduce the availability of credit under the Revolver. Wayfair had $82 million in outstanding letters of credit as of September 30, 2026, primarily as security for lease agreements, which reduced the availability of credit under the Revolver. As of September 30, 2026, there were no revolving loans outstanding under the Revolver.
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
•during the five-business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the applicable indenture) per $1,000 principal amount of the notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Wayfair’s Class A common stock and the conversion rate on each such trading day;
•if Wayfair calls the notes for redemption, at any time prior to 5:00 p.m. (New York City time) (the “close of business”) on the second scheduled trading day immediately preceding the redemption date; and
•upon the occurrence of specified corporate events (as set forth in the applicable indenture).
On or after the applicable Free Convertibility Date until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, holders of the Convertible Notes may convert their Convertible Notes at any time.
The conditional conversion features of the 2027 Notes were triggered during the calendar quarter ended September 30, 2026, therefore, the 2027 Notes are convertible during the calendar quarter ending December 31, 2026 pursuant to the applicable last reported sale price conditions. On August 15, 2026, the 2026 Notes matured and Wayfair paid in cash the remaining outstanding principal of $39 million to the holders of the 2026 Notes.
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
Conversions of Convertible Notes
There were no conversions during the nine months ended September 30, 2026 other than the conversion of the 2027 Notes and 2028 Notes prior to the 2027 Notes Redemption Date and 2028 Notes Redemption Date, respectively.
Interest Expense
During the three months ended September 30, 2026, Wayfair recognized contractual interest expense and debt discount amortization of $48 million and $2 million, respectively, and during the nine months ended September 30, 2026, Wayfair recognized contractual interest expense and debt discount amortization of $143 million and $6 million, respectively.
During the three months ended September 30, 2025, Wayfair recognized contractual interest expense and debt discount amortization of $41 million and $4 million, respectively, and during the nine months ended September 30, 2025, Wayfair recognized contractual interest expense and debt discount amortization of $114 million and $9 million, respectively.
Fair Value of the Notes
As of September 30, 2026, the estimated fair value of each of the 2027 Notes, 2029 Secured Notes, 2030 Secured Notes, 2032 Secured Notes, and 2034 Secured Notes was $376 million, $812 million, $720 million, $692 million, and $398 million, respectively. The estimated fair values of the Notes were determined through consideration of quoted market prices. The fair values of the Notes are classified as Level 2 as defined in Note 3, Cash, Cash Equivalents and Restricted Cash, Investments and Fair Value Measurements. As of September 30, 2026, the if-converted value of the 2027 Notes exceeded the principal value by $141 million.
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
As of September 30, 2026, the Company has determined that liabilities associated with certain litigation matters are probable and can be reasonably estimated. The Company has accrued for these matters in other current liabilities and will continue to monitor each related legal issue and adjust accruals as might be warranted based on new information and further developments in accordance with ASC 450-20-25. The Company is fully insured for a majority of these matters and as of September 30, 2026 has recorded insurance recovery receivables in prepaid expenses and other current assets.
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
6. Stockholders’ Deficit
Common Stock
Since Wayfair's initial public offering through September 30, 2026, 61,060,576 shares of Class B common stock were converted to Class A common stock.
Stock Repurchase Programs
On August 21, 2020, the board of directors (the “Board”) authorized the repurchase of up to $700 million of the Company’s Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan (the “2020 Repurchase Program”). On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms (the “2021 Repurchase Program” and, together with the 2020 Repurchase Program, the “Repurchase Programs”). Wayfair will begin repurchasing shares under the 2021 Repurchase Program upon the completion of the 2020 Repurchase Program.
During the three and nine months ended September 30, 2026, Wayfair repurchased $60 million under the 2020 Repurchase Program at an average price of $100.01 per share of Class A common stock. During the three and nine months ended September 30, 2025, Wayfair did not repurchase any shares of Class A common stock under the authorized Repurchase Programs.

During the three and nine months ended September 30, 2026, Wayfair entered into an equity instrument for $60 million to facilitate the repurchase of the Company’s Class A common stock. The equity instrument was settled on October 28, 2026, resulting in a cash settlement of $64 million.
7. Equity-Based Compensation
In April 2023, Wayfair’s stockholders approved the 2023 Incentive Award Plan (as amended, the “2023 Plan”) to replace Wayfair’s 2014 Incentive Award Plan, (as amended, the “2014 Plan” and, together with the 2023 Plan, the “Incentive Plans”). The Incentive Plans were adopted by the Board to grant cash and equity incentive awards to eligible participants in order to attract, motivate and retain talent. The Incentive Plans are administered by the Board for awards to non-employee directors and by the compensation committee of the Board for other participants and provide for the issuance of equity-based awards including stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), performance awards and stock payments.
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
Under the 2023 Plan, 20,525,663 shares of Class A common stock initially were available for future award grants. In May 2026, Wayfair’s stockholders approved Amendment No. 1 (the “Amendment”) to the 2023 Plan, to increase the number of shares of Class A common stock authorized for issuance under the 2023 Plan by 20,000,000 shares. As of September 30, 2026, 24,238,941 shares of Class A common stock remained available for future grant under the 2023 Plan (inclusive of the 5,000,000 shares underlying the CEO Award (defined below)).
Restricted Stock Units
The following table presents activity relating to RSUs for the nine months ended September 30, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	819,645	$94.73
RSUs granted	3,791,395	$67.73
RSUs vested (1)	(2,133,275)	$79.69
RSUs forfeited/canceled	(216,721)	$65.42
Unvested at September 30, 2026	2,261,044	$66.45
(1) The amount of RSUs vested includes shares withheld by Wayfair to cover taxes.
As of September 30, 2026, unrecognized equity-based compensation expense related to RSUs expected to vest over time is $100 million with a weighted-average remaining vesting term of 0.3 years.
The following table summarizes activity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Weighted average grant date fair value of RSUs	$67.73	$50.88
Total fair value of vested RSUs (in millions)	$170	$278
Intrinsic value of RSUs vested (in millions)	$197	$240
As of September 30, 2026, the aggregate intrinsic value of unvested RSUs was $232 million.

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
The following table summarizes activity for the nine months ended September 30, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	5,000,000	$56.11
PSUs granted	—	—
PSUs vested	—	—
PSUs forfeited/canceled	—	—
Unvested at September 30, 2026	5,000,000	$56.11
As of September 30, 2026, there was $203 million of unrecognized equity-based compensation expense related to PSUs. The Company expects to recognize this amount over a remaining weighted-average period of 3.5 years. During the nine months ended September 30, 2026, the Company incurred $56 million of equity-based compensation expense related to the PSUs.

As of September 30, 2026, the aggregate intrinsic value of unvested PSUs was $513 million.
Equity-based compensation was classified as follows in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Cost of goods sold	$1	$2	$4	$6
Customer service and merchant fees	2	4	7	11
Selling, operations, technology, general and administrative	62	82	190	235
Total equity-based compensation expense	$65	$88	$201	$252
Equity-based compensation costs capitalized as software costs were $5 million and $14 million for the three and nine months ended September 30, 2026, respectively, and $7 million and $22 million for the three and nine months ended September 30, 2025, respectively.

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
Wayfair allocates undistributed earnings between the classes on a one-to-one basis when computing earnings or loss per share. As a result, basic and diluted earnings or loss per share per Class A and Class B share are equivalent.
The following table presents the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per share - net income (loss)	$62	$(99)	$(44)	$(197)
Denominator:
Denominator for basic earnings (loss) per share - weighted-average number of shares of common stock outstanding	137	130	133	128
Effect of dilutive securities:
Restricted stock units	1	—	—	—
Denominator for diluted earnings (loss) per share - weighted-average number of shares of common stock outstanding after the effect of dilutive securities	138	130	133	128
Earnings (loss) per share
Basic	$0.45	$(0.76)	$(0.33)	$(1.54)
Diluted	$0.45	$(0.76)	$(0.33)	$(1.54)
The potential common shares from anti-dilutive securities excluded from the weighted-average shares of common stock used to calculate diluted earnings (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Unvested restricted stock units	—	1	2	1
Shares related to convertible debt instruments	4	24	4	24
Total (1)	4	25	6	25
(1) The CEO Award is excluded from the above table because the Company stock price hurdles had not been met as of September 30, 2026.

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
Net revenue from external customers for each group of similar products and services is not reported to the CODM. Separate identification of this information for purposes of segment disclosure is impractical, as it is not readily available and the cost to develop it would be excessive. No individual country outside the U.S. provided greater than 10% of consolidated net revenue.

The following tables present net revenue, significant segment expenses and Adjusted EBITDA attributable to Wayfair’s reportable segments for the periods presented:

	Three Months Ended September 30,
	2026			2025

	(in millions)
	U.S.	International	Total	U.S.	International	Total
Net revenue	$3,040	$380	$3,420	$2,728	$389	$3,117

Less:
Cost of goods sold (1)	2,103	295	2,398	1,883	285	2,168
Advertising	291	47	338	289	41	330

Other segment items (2)	385	63	448	347	64	411
Adjusted EBITDA	$261	$(25)	$236	$209	$(1)	$208
Less: reconciling items (3)			174			307
Net income (loss)			$62			$(99)

	Nine Months Ended September 30,
	2026			2025
	(in millions)
	U.S.	International	Total	U.S.	International	Total
Net revenue	$8,777	$1,093	$9,870	$8,031	$1,089	$9,120

Less:
Cost of goods sold (1)	6,061	832	6,893	5,540	783	6,323
Advertising	933	126	1,059	921	125	1,046

Other segment items (2)	1,100	189	1,289	1,042	190	1,232
Adjusted EBITDA	$683	$(54)	$629	$528	$(9)	$519
Less: reconciling items (3)			673			716
Net loss			$(44)			$(197)

(1)	Cost of goods sold excludes costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from cost of goods sold are depreciation and amortization and equity-based compensation and related taxes.
(2)	Other segment items include customer service and merchant fees and selling, operations, technology, general and administrative, and exclude any costs that are excluded from Wayfair's evaluation of segment performance. Excluded from Wayfair's evaluation of segment performance and from other segment items are depreciation and amortization, equity-based compensation and related taxes, interest income or expense, net, other income or expense, net, provision or benefit for income taxes, net, non-recurring items and other items that Wayfair believes are not indicative of core operating performance.
(3) The following adjustments are made to reconcile total reportable segments Adjusted EBITDA to consolidated net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Depreciation and amortization	$64	$75	$195	$234
Equity-based compensation and related taxes	66	92	209	261
Interest expense, net	42	31	120	83
Other (income) expense, net	(1)	5	14	(28)
Provision for income taxes, net	3	2	7	7
Other:
Impairment and other related net charges (a)	—	—	2	23
Restructuring and other charges, net (b)	—	3	24	68
Loss on debt extinguishment, net (c)	—	99	102	68
Total reconciling items	$174	$307	$673	$716

(a)
During the nine months ended September 30, 2026, Wayfair recorded a $2 million impairment associated with its decision to exit a customer service center in the U.S. During the nine months ended September 30, 2025, Wayfair recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with its Germany operations and, $3 million related to changes in sublease market conditions for a technology center in the U.S.

(b)
During the nine months ended September 30, 2026, Wayfair incurred $24 million of charges related to a loss on termination of an operating lease for a logistics facility. During the three and nine months ended September 30, 2025, Wayfair incurred $3 million and $68 million, respectively, of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $48 million related to the Germany Restructuring and $20 million related to the March 2025 workforce reduction. Wayfair does not expect to incur any further material charges related to this workforce reduction.

(c)
During the nine months ended September 30, 2026, Wayfair incurred a $102 million loss on debt extinguishment upon repurchase of $145 million in aggregate principal amount of the 2028 Notes. During the three and nine months ended September 30, 2025, Wayfair recorded a $99 million and $68 million, respectively, loss on debt extinguishment upon repurchase of $101 million in aggregate principal of the 2028 Notes, $80 million in aggregate principal amount of the 2025 Notes and $696 million in aggregate principal amount of the 2026 Notes.

The following table presents long-lived assets attributable to Wayfair's reportable segments reconciled to the consolidated amounts:

	September 30, 2026	December 31, 2025

	(in millions)
Geographic long-lived assets:
U.S.	$793	$695
International	247	273
Total reportable segment long-lived assets	1,040	968
Plus: reconciling corporate long-lived assets	374	410
Total long-lived assets	$1,414	$1,378
U.S. and International long-lived assets consist of property and equipment, net and operating lease right-of-use (“ROU”) assets. Corporate long-lived assets consist of property and equipment, net, including capitalized internal-use software and website development costs, and operating lease ROU assets at corporate facilities.

The following table presents total assets attributable to Wayfair's reportable segments reconciled to consolidated amounts:

	September 30, 2026	December 31, 2025

	(in millions)
Assets by segment:
U.S.	$1,298	$1,107
International	319	319
Total reportable segment assets	1,617	1,426
Plus: reconciling corporate assets	1,534	2,014
Total assets	$3,151	$3,440
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
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our investment plans and anticipated returns on those investments; our plans for growth, including customer, order and revenue growth in the U.S. and abroad, and market share growth and growth rates; our future results of operations and financial position; available liquidity and access to financing sources; performance across our brands and segments; anticipated cost-cutting and liability and dilution management exercises and the expected results of such exercises; our business strategy; anticipated benefits of our strategic initiatives; plans and objectives of management for future operations, including regarding our physical retail stores and omni-channel strategy; investment in our logistics network; consumer activity and behaviors; developments in our technology and systems, including our use of artificial intelligence and machine learning technologies and the anticipated results of those developments; and the impact of macroeconomic events, including interest rates, tariffs and inflation, and our response to such events. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these terms or other similar expressions.
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
•risks relating to achieving the anticipated benefits of strategic initiatives and investments in our technology and systems, including generative AI;
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
A further list and description of risks, uncertainties and other factors that could cause or contribute to differences in our future results includes the cautionary statements herein and in our other filings with the Securities and Exchange Commission, including those set forth under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025. We qualify all of our forward-looking statements by these cautionary statements.
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
During the three months ended September 30, 2026, net revenue increased by 9.7% compared to the same period in 2025. As of September 30, 2026, we had 22 million active customers and during the three months ended September 30, 2026, 80.0% of orders came from repeat buyers. The increase in sales represents our ongoing execution of business initiatives amid persistent macroeconomic pressures on consumers. We also continued to manage our advertising spend according to a return on investment-oriented approach that carefully tracks and monitors the results of advertising campaigns as we seek to maintain appropriate return targets.

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
Our Adjusted Gross Profit, Adjusted Gross Margin, Contribution Profit, Contribution Margin, Free Cash Flow and Adjusted Diluted Earnings or Loss per Share are measured on a consolidated basis, while our Adjusted EBITDA and Adjusted EBITDA Margin are measured on a consolidated and reportable segment basis. All other key financial statement and operating metrics are derived and reported from our consolidated net revenue.

We use the following metrics to assess the performance of our overall business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except LTM net revenue per active customer, average order value and per share data)
Key Financial Statement Metrics:
Net revenue	$3,420	$3,117	$9,870	$9,120
Gross profit	$1,012	$934	$2,946	$2,755
Income (loss) from operations	$106	$38	$199	$(67)
Net income (loss)	$62	$(99)	$(44)	$(197)
Earnings (loss) per share
Basic	$0.45	$(0.76)	$(0.33)	$(1.54)
Diluted	$0.45	$(0.76)	$(0.33)	$(1.54)
Net cash provided by operating activities	$198	$155	$506	$332
Key Operating Metrics:
Active customers (1)	22.2	21.2	22.2	21.2
LTM net revenue per active customer (2)	$596	$578	$596	$578
Orders delivered (3)	11.0	9.8	31.0	28.9
Average order value (4)	$311	$317	$318	$315
Non-GAAP Financial Measures:
Adjusted Gross Profit	$1,013	$937	$2,950	$2,762
Contribution Profit	$550	$493	$1,529	$1,381
Adjusted EBITDA	$236	$208	$629	$519
Free Cash Flow	$136	$93	$331	$184
Adjusted Diluted Earnings per Share	$0.93	$0.70	$2.14	$1.73
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

Results of Consolidated Operations
Comparison of the three months ended September 30, 2026 and 2025
Net revenue
During the three months ended September 30, 2026, net revenue increased by $303 million, or 9.7%, compared to the same period in 2025, which reflects our ongoing execution of business initiatives amid persistent macroeconomic pressures on consumers. The increase in net revenue is due primarily to higher order volume, partially offset by lower average order value, compared to the same period in 2025.
During the three months ended September 30, 2026, our U.S. net revenue increased by 11.4% compared to the same period in 2025. During the three months ended September 30, 2026, our International net revenue decreased by 2.3% compared to the same period in 2025. During the three months ended September 30, 2026, International Net Revenue Constant Currency Growth was (1.8)% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Three Months Ended September 30,
	2026	2025	% Change

	(in millions)
U.S. net revenue	$3,040	$2,728	11.4%
International net revenue	380	389	(2.3)%
Net revenue	$3,420	$3,117	9.7%
For more information on our segments, see Note 9, Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the three months ended September 30, 2026, cost of goods sold increased by $225 million, or 10.3%, compared to the same period in 2025. The increase in cost of goods sold is driven by higher net revenue, compared to the same period in 2025.
As a percentage of net revenue, cost of goods sold increased to 70.4% for the three months ended September 30, 2026 compared to 70.0% in the same period in 2025, due to investments in the customer experience, partially offset by the growth of our supplier services.

	Three Months Ended September 30,
	2026	2025	% Change

	(in millions)
Cost of goods sold	$2,408	$2,183	10.3%
As a percentage of net revenue	70.4%	70.0%

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

	Three Months Ended September 30,
	2026	2025	% Change

	(in millions)
Customer service and merchant fees (1)	$127	$118	7.6%
Advertising	338	330	2.4%
Selling, operations, technology, general and administrative (1)	441	445	(0.9)%
Restructuring and other charges, net	—	3	(100.0)%
Total operating expenses	$906	$896	1.1%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.7%	3.8%
Advertising	9.9%	10.6%
Selling, operations, technology, general and administrative (1)	12.9%	14.3%
Restructuring and other charges, net	—%	0.1%
	26.5%	28.8%
(1) Includes equity-based compensation and related taxes as follows:

	Three Months Ended September 30,
	2026	2025

	(in millions)
Customer service and merchant fees	$2	$4
Selling, operations, technology, general and administrative	$63	$85
During the three months ended September 30, 2026, equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative decreased by $24 million, or 27.0%, compared to the same period in 2025, due to variability in our stock price on the grant dates of the restricted stock units granted during the three months ended September 30, 2025, partially offset by the expense recognized during the three months ended September 30, 2026 related to the PSUs.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Three Months Ended September 30,
	2026	2025

Customer service and merchant fees	3.7%	3.7%
Selling, operations, technology, general and administrative	11.1%	11.5%
Customer Service and Merchant Fees
During the three months ended September 30, 2026, excluding the impact of equity-based compensation and related taxes, our expenses for customer service and merchant fees increased by $11 million, or 9.6%, compared to the same period in 2025. The increase in customer service and merchant fees is due primarily to increased net revenue.
As a percentage of net revenue, excluding the impact of equity-based compensation, total customer service and merchant fees remained relatively constant at 3.7% for the three months ended September 30, 2026 compared to the same period in 2025.

Advertising
During the three months ended September 30, 2026, advertising expenses increased by $8 million, or 2.4%, compared to the same period in 2025. The increase reflects our response to changing market conditions and changes in our advertising channel mix, as we seek to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses decreased to 9.9% for the three months ended September 30, 2026 compared to 10.6% in the same period in 2025 due to changes in our advertising channel mix as we seek to maximize returns on advertising spend within our efficiency parameters.
Selling, operations, technology, general and administrative
During the three months ended September 30, 2026, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities increased by $18 million, or 5.0%, compared to the same period in 2025. The increase is due primarily to increased software and cloud computing costs and also reflects costs associated with a legal settlement.
As a percentage of net revenue, excluding the impact of equity-based compensation and related taxes, total selling, operations, technology, general and administrative expenses decreased to 11.1% for the three months ended September 30, 2026, compared to 11.5% in the same period in 2025, due primarily to increased revenue, partially offset by increased software and cloud computing costs and also reflects costs associated with a legal settlement.
Restructuring and other charges, net
During the three months ended September 30, 2026, restructuring and other charges, net decreased by $3 million, or 100.0%, compared to the same period in 2025. As a percentage of net revenue, restructuring and other charges, net decreased by 0.1% compared to the same period in 2025.
During the three months ended September 30, 2026, we incurred no charges related to restructuring and other charges, net. During the three months ended September 30, 2025, we incurred $3 million of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $2 million related to the Germany Restructuring and $1 million related to the March 2025 workforce reduction.
Interest expense, net
During the three months ended September 30, 2026, interest expense, net increased by $11 million compared to the same period in 2025, primarily driven by the issuances of the 2032 Secured Notes in November 2025 and of the 2034 Secured Notes in May 2026, partially offset by redemptions of the 2027 Notes in March 2026 and all of the 2028 Notes in June 2026.

	Three Months Ended September 30,
	2026	2025	% Change

	(in millions)
Interest expense, net	$(42)	$(31)	35.5%
Other income (expense), net
During the three months ended September 30, 2026, we incurred $1 million of other income, net primarily driven by foreign currency translation gains. During the three months ended September 30, 2025, we recognized $5 million of other expense, net, primarily attributable to fluctuations between the U.S. Dollar and the Canadian Dollar. Included in other income (expense), net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Three Months Ended September 30,
	2026	2025	% Change

	(in millions)
Other income (expense), net	$1	$(5)	(120.0)%
Loss on debt extinguishment
During the three months ended September 30, 2026, loss on debt extinguishment decreased by $99 million compared to the same period in 2025.
During the three months ended September 30, 2026, we incurred no charges related to debt extinguishment.
Refer to Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Three Months Ended September 30,
	2026	2025	% Change

	(in millions)
Loss on debt extinguishment	$—	$(99)	(100.0)%
Provision for income taxes, net
During the three months ended September 30, 2026, our provision for income taxes, net increased by $1 million, or 50.0%, compared to the same period in 2025.

	Three Months Ended September 30,
	2026	2025	% Change

	(in millions)
Provision for income taxes, net	$3	$2	50.0%
Results of Consolidated Operations
Comparison of the nine months ended September 30, 2026 and 2025
Net revenue
During the nine months ended September 30, 2026, net revenue increased by $750 million, or 8.2%, compared to the same period in 2025, which reflects our ongoing execution of business initiatives. The increase in net revenue is due primarily to higher order volume in addition to higher average order value, compared to the same period in 2025.
During the nine months ended September 30, 2026, our U.S. net revenue increased by 9.3% and International net revenue increased by 0.4% compared to the same period in 2025. During the nine months ended September 30, 2026, International Net Revenue Constant Currency Growth was (0.8)% (see “Non-GAAP Financial Measures” below for more information regarding our use of Net Revenue Constant Currency Growth).

	Nine Months Ended September 30,
	2026	2025	% Change

	(in millions)
U.S. net revenue	$8,777	$8,031	9.3%
International net revenue	1,093	1,089	0.4%
Net revenue	$9,870	$9,120	8.2%

For more information on our segments, see Note 9, Segment and Geographic Information, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q.
Cost of goods sold
Cost of goods sold is sensitive to many factors, including quarter-to-quarter variability in product mix, pricing strategies, changes in wholesale, shipping and fulfillment costs, including associated applicable customs duties and fees earned for supplier services rendered. During the nine months ended September 30, 2026, cost of goods sold increased by $559 million, or 8.8%, compared to the same period in 2025. The increase in cost of goods sold is driven by higher net revenue, the absence of a one-time benefit of $38 million related to a resolution on the valuation of duties, partially offset by $5 million of expense related to duties assessments recognized during the three months ended March 31, 2025.
As a percentage of net revenue, cost of goods sold increased to 70.2% for the nine months ended September 30, 2026 compared to 69.8% in the same period in 2025, due to investments in the customer experience and the absence of a one-time benefit recognized during the three months ended March 31, 2025, related to the resolution on the valuation of duties, partially offset by growth of our supplier services.

	Nine Months Ended September 30,
	2026	2025	% Change

	(in millions)
Cost of goods sold	$6,924	$6,365	8.8%
As a percentage of net revenue	70.2%	69.8%
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

	Nine Months Ended September 30,
	2026	2025	% Change

	(in millions, except percentages)
Customer service and merchant fees (1)	$369	$346	6.6%
Advertising	1,059	1,046	1.2%
Selling, operations, technology, general and administrative (1)	1,293	1,339	(3.4)%
Impairment and other related net charges	2	23	(91.3)%
Restructuring and other charges, net	24	68	(64.7)%
Total operating expenses	$2,747	$2,822	(2.7)%
As a percentage of net revenue:
Customer service and merchant fees (1)	3.7%	3.8%
Advertising	10.7%	11.5%
Selling, operations, technology, general and administrative (1)	13.1%	14.7%
Impairment and other related net charges	—%	0.3%
Restructuring and other charges, net	0.2%	0.7%
	27.7%	31.0%

(1) Includes equity-based compensation and related taxes as follows:

	Nine Months Ended September 30,
	2026	2025

	(in millions)
Customer service and merchant fees	$7	$11
Selling, operations, technology, general and administrative	$198	$243

During the nine months ended September 30, 2026, our equity-based compensation and related taxes included in customer service and merchant fees and selling, operations, technology, general and administrative decreased by $49 million, or 19.3%, compared to the same period in 2025, due to variability in our stock price on the grant dates of restricted stock units granted during the nine months ended September 30, 2025, partially offset by the expense recognized during the nine months ended September 30, 2026 related to the PSUs.
The following table summarizes operating expenses as a percentage of net revenue, excluding equity-based compensation and related taxes:

	Nine Months Ended September 30,
	2026	2025
Customer service and merchant fees	3.7%	3.7%
Selling, operations, technology, general and administrative	11.1%	12.0%
Customer Service and Merchant Fees
During the nine months ended September 30, 2026, excluding the impact of equity-based compensation and related taxes, our expenses for customer service and merchant fees increased by $27 million, or 8.1%, compared to the same period in 2025. The increase in customer service and merchant fees is due primarily to increased net revenue.
As a percentage of net revenue, excluding the impact of equity-based compensation and related taxes, total customer service and merchant fees remained relatively constant at 3.7% for the nine months ended September 30, 2026 compared to the same period in 2025.
Advertising
During the nine months ended September 30, 2026, our advertising expenses increased by $13 million, or 1.2%, compared to the same period in 2025. The increase reflects our response to changing market conditions and changes in our advertising channel mix, as we seek to maintain our return targets across various channels.
As a percentage of net revenue, advertising expenses decreased to 10.7% for the nine months ended September 30, 2026 compared to 11.5% in the same period in 2025 due to changes in our advertising channel mix as we seek to maximize returns on advertising spend within our efficiency parameters.
Selling, operations, technology, general and administrative
During the nine months ended September 30, 2026, excluding the impact of equity-based compensation and related taxes, our expenses for selling, operations, technology, general and administrative activities decreased by $1 million, or 0.1%, compared to the same period in 2025. The decrease is due primarily to decreased amortization expenses, partially offset by increased software and cloud computing costs.
As a percentage of net revenue, excluding the impact of equity-based compensation and related taxes, total selling, operations, technology, general and administrative expenses decreased to 11.1% for the nine months ended September 30, 2026, compared to 12.0% in the same period in 2025, due to increased net revenue and decreased amortization expenses, partially offset by increased software and cloud computing costs.

Impairment and other related net charges
During the nine months ended September 30, 2026, impairment and other related net charges decreased by $21 million compared to the same period in 2025. As a percentage of net revenue, impairment and other related net charges decreased by 0.2% compared to the same period in 2025.
During the nine months ended September 30, 2026, we recorded net charges of $2 million to impairment and other net charges related to the exit of a customer service center in the U.S.
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
Restructuring and other charges, net
During the nine months ended September 30, 2026, restructuring and other charges, net decreased by $44 million, or 64.7%, compared to the same period in 2025. As a percentage of net revenue, restructuring and other charges, net decreased to 0.2% from 0.7% in the same period in 2025.
During the nine months ended September 30, 2026, we incurred $24 million of charges related to a loss on termination of an operating lease for a logistics facility. During the nine months ended September 30, 2025, Wayfair incurred $68 million of charges consisting primarily of one-time employee severance, benefits, relocation, and transition costs. This is inclusive of $48 million related to the Germany Restructuring and $20 million related to the March 2025 workforce reduction.
Interest expense, net
During the nine months ended September 30, 2026, interest expense, net increased to $120 million, compared to $83 million in the same period in 2025, driven by the issuances of the 2030 Secured Notes in March 2025, the issuances of the 2032 Secured Notes in November 2025 and of the 2034 Secured Notes in May 2026, partially offset by redemptions of the 2027 Notes in March 2026 and all of the 2028 Notes in June 2026.

	Nine Months Ended September 30,
	2026	2025	% Change

	(in millions)
Interest expense, net	$(120)	$(83)	44.6%
Other (expense) income, net
During the nine months ended September 30, 2026, we incurred $14 million of other (expense), net primarily driven by foreign currency translation losses. During the nine months ended September 30, 2025, we recognized $28 million of other (expense) income, net primarily attributable to fluctuations between the U.S. Dollar and the Canadian Dollar. Included in other (expense) income, net are changes in foreign currency transaction gains and losses and long-term investment income or losses.

	Nine Months Ended September 30,
	2026	2025	% Change

	(in millions)
Other (expense) income, net	$(14)	$28	NM
NM - Not Meaningful
Loss on debt extinguishment
During the nine months ended September 30, 2026, loss on debt extinguishment increased by $34 million compared to the same period in 2025.
During the nine months ended September 30, 2026, we recorded a $102 million loss on debt extinguishment upon repurchase of $145 million in aggregate principal amount of the 2028 Notes.

Refer to Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information.

	Nine Months Ended September 30,
	2026	2025	% Change

	(in millions)
Loss on debt extinguishment	$(102)	$(68)	50.0%
Provision for income taxes, net
During the nine months ended September 30, 2026, our provision for income taxes, net remained relatively consistent compared to the same period in 2025.

	Nine Months Ended September 30,
	2026	2025	% Change

	(in millions)
Provision for income taxes, net	$7	$7	—%
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2026, our principal source of liquidity was cash and cash equivalents and short-term investments totaling $1.1 billion. Additionally, we have a $500 million senior secured revolving credit facility that matures on March 13, 2030 (the “Revolver”). As of September 30, 2026, there were no revolving loans outstanding under the Revolver. We had outstanding letters of credit, primarily as security for certain lease agreements, for $82 million as of September 30, 2026, which reduced the availability of credit under the Revolver. Excluding liquidity available through our Revolver, the following table shows sources of liquidity for the periods presented:

	September 30,	December 31,
	2026	2025

	(in millions)
Cash and cash equivalents	$1,038	$1,476
Short-term investments	60	66
Total liquidity	$1,098	$1,542
We believe that our existing cash and cash equivalents and investments, cash generated from operations and the borrowing availability under our Revolver will be sufficient to meet our anticipated cash needs for at least the next twelve months from the date of the filing of this report including planned capital expenditures, contractual obligations and other requirements. However, our liquidity assumptions may prove to be incorrect, and we could exhaust our available financial resources sooner than we currently expect. We may elect to raise additional funds at any time through equity, equity-linked or debt financing arrangements. Further, we have and may from time to time seek to manage potential dilution associated with our outstanding convertible debt and equity-based compensation. With respect to our convertible debt, we may do so through cash purchases of some or all of the shares underlying our convertible notes and/or exchanges for equity or debt. We may also repurchase shares of our common stock, including to offset potential dilution from shares issued in connection with our equity compensation programs. We may effect any such transactions through open-market purchases, privately negotiated transactions or otherwise (including through 10b5-1 plans or other equity instruments). Any such transactions will be on terms and at prices and sizes we determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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
Credit Agreement and Debt Arrangements
As of September 30, 2026, we had $2.8 billion principal amount of indebtedness outstanding. Our indebtedness includes:
•unsecured 3.25% Convertible Senior Notes due 2027 (the “2027 Notes” or the “Convertible Notes”);
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
Between February 25, 2026 and March 4, 2026, we repurchased $56 million in aggregate principal amount of the unsecured 3.50% Convertible Senior Notes due 2028 (the “2028 Notes”). On March 23, 2026, we settled in cash $250 million principal amount of the outstanding 2027 Notes pursuant to a redemption notice issued on February 6, 2026. Between April 1, 2026 and May 1, 2026, we repurchased $89 million in aggregate principal amount of the 2028 Notes. On May 18, 2026, Wayfair LLC issued $400 million aggregate principal amount of 2034 Secured Notes. On June 29, 2026, we used the proceeds from that issuance, together with cash on hand, to settle the remaining $444 million in aggregate principal amount of the 2028 Notes pursuant to a redemption notice issued on May 14, 2026. See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information on debt and other financing transactions.
The conditional conversion features of the 2027 Notes were triggered during the calendar quarter ended September 30, 2026, therefore, the 2027 Notes are convertible during the calendar quarter ending December 31, 2026 pursuant to the applicable last reported sale price conditions. On August 15, 2026, the unsecured 1.00% Convertible Senior Notes due 2026 (the “2026 Notes”) matured and Wayfair paid in cash the remaining outstanding principal of $39 million to the holders of the 2026 Notes.
There were no conversions during the nine months ended September 30, 2026 other than the conversion of the 2027 Notes and 2028 Notes prior to the 2027 Notes Redemption Date and 2028 Notes Redemption Date, respectively. Whether any of the Convertible Notes will be convertible in future quarters will depend on the satisfaction of the applicable last reported sale price condition or another conversion condition in the future. If one or more holders elect to convert their Convertible Notes at a time when any such Convertible Notes are convertible, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
The credit agreement and indentures governing our convertible notes contain restrictions and covenants that may limit our operating flexibility. Specifically, the Revolver contains affirmative and negative covenants customarily applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, voluntarily prepay other indebtedness, enter into transactions with affiliated persons, make investments, or change the nature of our businesses. The Revolver also requires us to maintain certain levels of performance in order to maintain our access to the Revolver. For instance, we are required to maintain a Consolidated Senior Secured Debt to Consolidated EBITDA Ratio (as defined in the credit agreement governing the Revolver) of no more than 4.0 to 1.0, subject to a 0.5 step-up following certain permitted acquisitions. For information regarding our credit agreement and debt agreements, see Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q and

Note 6, Debt and Other Financing, included in Part II, Item 8, Financial Statements and Supplementary Data, in our Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026 we were in compliance with all the terms and conditions of our debt agreements.
Stock Repurchase Program
On August 21, 2020, the Board authorized the repurchase of up to $700 million of our Class A common stock in the open market, through privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan. On August 10, 2021, the Board authorized a new $1.0 billion share repurchase program on the same terms. We will begin repurchasing shares under the 2021 repurchase program upon the completion of the 2020 repurchase program (collectively, the “Repurchase Programs”).
The Repurchase Programs do not obligate us to purchase any shares of our Class A common stock, have no expiration date, and may be suspended or terminated by the Board at any time. The actual timing, number and value of shares repurchased under the Repurchase Programs in the future will be determined by us in our discretion and will depend on a number of factors, including market conditions, applicable legal requirements, our capital needs and whether there is a better alternative use of capital. As of September 30, 2026, we have repurchased 2,954,491 shares of Class A common stock for approximately $672 million under the Repurchase Programs.
During the three and nine months ended September 30, 2026, Wayfair entered into an equity instrument for $60 million to facilitate the repurchase of the Company’s Class A common stock. The equity instrument was settled on October 28, 2026, resulting in a cash settlement of $64 million.
Trends and Historical Cash Flows

	Nine Months Ended September 30,
	2026	2025

	(in millions)
Net loss	$(44)	$(197)
Net cash provided by operating activities	$506	$332
Net cash used in investing activities	$(168)	$(150)
Net cash used in financing activities	$(782)	$(303)
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
Cash flows provided by operating activities increased by $174 million during the nine months ended September 30, 2026, compared to the same period in 2025, due to an increase of $140 million for cash changes in operating assets and liabilities. The increase in cash flows provided by operating activities was primarily driven by higher net revenue, and lower impairment and other restructuring costs from the prior year workforce reductions.
Investing Activities
Cash flows used in investing activities increased by $18 million during the nine months ended September 30, 2026, compared to the same period in 2025, due to increases in purchases of property and equipment and site and software development costs of $27 million, and decreases in sales and maturities of short- and long-term investments of $14 million, partially offset by decreases in purchases of short- and long-term investments of $23 million.
Purchases of property and equipment and site and software development costs (collectively, “Capital Expenditures”) were 1.8% of net revenue for the nine months ended September 30, 2026. This is related primarily to physical retail store expansion and equipment purchases and improvements for leased warehouses within our expanding logistics network.

Financing Activities
Cash flows used in financing activities increased by $479 million during the nine months ended September 30, 2026, compared to the same period in 2025. The increase in cash used is due primarily to increases in settlement of long-term debt of $696 million, decreases in proceeds from the issuance of debt of $296 million, increases in payments of debt maturities of $39 million, payments for the repurchases of common stock of $60 million, payments for the purchase of an equity instrument of $60 million, and taxes related to net share settlement of equity awards of $23 million, partially offset by decreases in payments to extinguish debt of $695 million.
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.
Contractual Obligations
During the nine months ended September 30, 2026, we issued $400 million in aggregate principal amount of the 2034 Secured Notes, repurchased $145 million in aggregate principal amount of the 2028 Notes and called for the redemptions of $250 million in aggregate principal of the 2027 Notes and $444 million in aggregate principal amount of the 2028 Notes. In addition, we paid at maturity the remaining outstanding principal of the 2026 Notes. See Note 4, Debt and Other Financing, included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information. During the nine months ended September 30, 2026, we entered into contractual obligations of $110 million for future minimum lease payments under non-cancellable operating leases that have not yet commenced. See Note 2, Supplemental Financial Statement Disclosures included in Part I, Item 1, Financial Statements, in this Quarterly Report on Form 10-Q for additional information. Other than these financing transactions, there have been no material changes to our contractual obligations and estimates as compared to the contractual obligations described in Contractual Obligations included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

The following table provides a reconciliation of gross profit to Adjusted Gross Profit and Adjusted Gross Margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except percentages)
Reconciliation of Adjusted Gross Profit:
Gross profit	$1,012	$934	$2,946	$2,755
Gross margin	29.6%	30.0%	29.8%	30.2%
Add: Equity-based compensation and related taxes included in cost of goods sold	1	3	4	7
Adjusted Gross Profit	$1,013	$937	$2,950	$2,762
Adjusted Gross Margin	29.6%	30.1%	29.9%	30.3%
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

The following table provides a reconciliation of Adjusted Gross Profit to Contribution Profit and Contribution Margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except percentages)
Reconciliation of Contribution Profit:
Net revenue	$3,420	$3,117	$9,870	$9,120
Less: Cost of goods sold	2,408	2,183	6,924	6,365
Gross profit	1,012	934	2,946	2,755
Gross margin	29.6%	30.0%	29.8%	30.2%
Add: Equity-based compensation and related taxes included in cost of goods sold	1	3	4	7
Adjusted Gross Profit	1,013	937	2,950	2,762
Adjusted Gross Margin	29.6%	30.1%	29.9%	30.3%
Less: Customer service and merchant fees	127	118	369	346
Less: Advertising	338	330	1,059	1,046
Add: Equity-based compensation and related taxes included in customer service and merchant fees	2	4	7	11
Contribution Profit	$550	$493	$1,529	$1,381
Contribution Margin	16.1%	15.8%	15.5%	15.1%
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
The following table reflects the reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except percentages)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$62	$(99)	$(44)	$(197)
Depreciation and amortization	64	75	195	234
Equity-based compensation and related taxes	66	92	209	261
Interest expense, net	42	31	120	83
Other (income) expense, net	(1)	5	14	(28)
Provision for income taxes, net	3	2	7	7
Other:
Impairment and other related net charges (1)	—	—	2	23
Restructuring and other charges, net (2)	—	3	24	68
Loss on debt extinguishment (3)	—	99	102	68
Adjusted EBITDA	$236	$208	$629	$519

Net revenue	$3,420	$3,117	$9,870	$9,120
Net income (loss) margin	1.8%	(3.2)%	(0.4)%	(2.2)%
Adjusted EBITDA Margin	6.9%	6.7%	6.4%	5.7%

(1)
During the nine months ended September 30, 2026, we recorded a $2 million impairment associated with our decision to exit a customer service center in the U.S. During the nine months ended September 30, 2025, we recorded net charges of $23 million, inclusive of $20 million associated with the Germany Restructuring and weakened macroeconomic conditions in connection with our Germany operations and $3 million related to changes in sublease market conditions for a technology center in the U.S.

(2)
During the nine months ended September 30, 2026, we incurred $24 million of charges related to a loss on termination of an operating lease for a logistics facility. During the three and nine months ended September 30, 2025, we incurred $3 million and $68 million, respectively, of charges consisting primarily of one-time employee severance, benefits, relocation and transition costs. This is inclusive of $48 million related to the Germany Restructuring and $20 million related to the March 2025 workforce reduction. We do not expect to incur any further material charges related to this workforce reduction.

(3)
During the nine months ended September 30, 2026, we incurred a $102 million loss on debt extinguishment upon repurchase of $145 million in aggregate principal amount of the 2028 Notes. During the three and nine months ended September 30, 2025, we recorded a $99 million and $68 million, respectively, loss on debt extinguishment upon repurchase of $101 million in aggregate principal amount of the 2028 Notes, $80 million in aggregate principal amount of the 2025 Notes and $696 million in aggregate principal amount of the 2026 Notes.

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
The following table presents a reconciliation of net cash provided by or used in operating activities to Free Cash Flow for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Net cash provided by operating activities	$198	$155	$506	$332
Purchase of property and equipment	(30)	(27)	(81)	(45)
Site and software development costs	(32)	(35)	(94)	(103)
Free Cash Flow	$136	$93	$331	$184
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
Adjusted Diluted Earnings or Loss per Share has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted Diluted Earnings or Loss per Share, by its nature, excludes equity-based compensation and related taxes; provision or benefit for income taxes, net; non-recurring items; other items that we believe are not indicative of our core operating performance; and, if dilutive, interest expense associated with convertible debt instruments under the if-converted method.
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

A reconciliation of the numerator and denominator for diluted earnings or loss per share, the most directly comparable GAAP financial measure, to the numerator and denominator for Adjusted Diluted Earnings or Loss per Share in order to calculate Adjusted Diluted Earnings or Loss per Share, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per share - net income (loss)	$62	$(99)	$(44)	$(197)
Adjustments to net income (loss)
Interest expense associated with convertible debt instruments	2	13	15	40
Equity-based compensation and related taxes	66	92	209	261
Provision for income taxes, net	3	2	7	7
Other:
Impairment and other related net charges	—	—	2	23
Restructuring and other charges, net	—	3	24	68
Loss on debt extinguishment	—	99	102	68
Numerator for Adjusted Diluted Earnings per Share - Adjusted net income (loss)	$133	$110	$315	$270

Denominator:
Denominator for basic earnings (loss) per share - weighted-average number of shares of common stock outstanding	137	130	133	128
Effect of dilutive securities:
Restricted stock units	1	—	—	—
Denominator for diluted earnings (loss) per share - weighted-average number of shares of common stock outstanding after the effect of dilutive securities	138	130	133	128
Adjustments to effect of dilutive securities:
Restricted stock units	1	—	1	—
Convertible debt instruments	4	26	13	27
Denominator for Adjusted Diluted Earnings per Share - Adjusted weighted-average number of shares of common stock outstanding after the effect of dilutive securities	143	156	147	155
Diluted earnings (loss) per share	$0.45	$(0.76)	$(0.33)	$(1.54)
Adjusted Diluted Earnings per Share	$0.93	$0.70	$2.14	$1.73
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

Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, net revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes in our exposures to market risk since December 31, 2025. See Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion on our exposures to market risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Certain Information Regarding the Trading of Our Common Stock included in our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding our authorized Repurchase Programs. As of September 30, 2026, the approximate dollar value of shares that may yet be purchased under the authorized Repurchase Programs is $1.0 billion.
The following table provides information regarding Wayfair’s repurchase of its common stock during the periods indicated. See Note 6, Stockholders’ Deficit, included in Part I, Item 1, Unaudited Consolidated and Condensed Financial Statements, of this Quarterly Report on Form 10-Q for information regarding our stock repurchase programs.

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
Period
July 1-31, 2026	—	$—	—	$—
August 1-31, 2026	265,900	$103.35	265,900	$1,060
September 1-30, 2026	334,100	$97.35	334,100	$1,028
Total	600,000		600,000
(1) Represents shares repurchased under the Repurchase Programs.
(2) Average price paid per share excludes broker commissions.
(3) Represents the amount remaining under the Repurchase Programs as of the specified period end dates.

Item 5. Other Information
(c)    Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, the following directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Plans
Name & Title	Action	Date	Rule 10b5-1 Plan	Non-Rule 10b5-1 Plan	Aggregate number/dollar value of securities to be purchased or sold (1)	Plan expiration date (2)
Kate Gulliver, Chief Financial Officer and Chief Administrative Officer	Adoption	September 08, 2026	X		Up to 42,295 shares to be sold(3)	September 08, 2027

(1)
The “Aggregate number/dollar value of securities to be purchased or sold” represents the gross number or value of shares to be sold during the duration of the plan, and, to the extent applicable, before excluding any shares sold pursuant to the Company’s mandatory policies to cover necessary tax withholding obligations in connection with the vesting of the securities.

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

(3)	The plan also includes a gift of 11,111 shares of Class A common stock to a charitable donor-advised fund.
Other than those disclosed above, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended September 30, 2026.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	File No.	Filing Date	Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	X

# This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAYFAIR INC.
Date: November 4, 2026	By:	/s/ NIRAJ SHAH
Niraj Shah
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ KATE GULLIVER
Kate Gulliver
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)